Form 10-Q
period 1996-06-30
CFC INTERNATIONAL INC
filed 1996-08-07
CIK 949859

12
                          UNITED STATES

               SECURITIES AND EXCHANGE

               COMMISSION

                      WASHINGTON, DC 20549

                          FORM 10-Q
(Mark One)
       X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF
               THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 1996

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition from

                   to Commission File No.

                   027222

                     CFC INTERNATIONAL, INC.

          (Exact name of Registrant as specified in its
          charter) DELAWARE
          36-3434526
     (State or other jurisdiction of              (I.R.S.
Employer
      incorporation or organization)
Identification No.)
      500 State Street, Chicago Heights, Illinois   60411
     Registrants telephone number, including
     area code:                              (708) 891-3456



Indicated by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d)
of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was
required  to file  such  reports),                          and
(2) has been subject  to  such  filing
requirements for the past 90 days.

               YES  ( X )                    NO  (     )
As  of  July  31, 1996, the Registrant had issued and

outstanding 3,965,639  shares of Common Stock, par value $.01 per share,  and 534,030 shares of Class B Common Stock, par

value $.01 per share.





                     CFC INTERNATIONAL, INC.

                     INDEX TO FORM 10-Q









Page
Part I - Financial Information:
  Item 1 - Financial Statements
       Consolidated Balance Sheets - June 30, 1996 and
       December 31, 1995
       3
       Consolidated and Combined Statements of Income for
the three (3) months         and
       six (6) months ended June 30, 1996 and June 30, 1995
4

       Consolidated and Combined Statements of Cash Flows for
the six (6) months
       ended June 30, 1996 and June 30, 1995                 5

       Notes to Consolidated and Combined Financial Statements
6

   Item 2 - Managements Discussion and Analysis of Financial
Condition and
                Results of Operations                     7-10
Part II - Other Information:

  Item 1 - Legal Proceedings                               11

 Item 4 - Submission of Matters for a Vote of Security Holders
  12

  Signatures                                                13

                            Part I
                 Item 1.  Financial Statements

                     CFC INTERNATIONAL, INC.
                CONSOLIDATED BALANCE SHEETS AT
              JUNE 30, 1996 AND DECEMBER 31, 1995


                                                       June 30,
December 31,
                                               1996
1995

(Unaudited)
 ASSETS
 CURRENT ASSETS:
 Cash and cash equivalents                $98,001 $916,480
 Accounts receivable, less allowance for doubtful accounts of
  $379,000 and
  $348,000 respectively                      6,067,734
  5,915,409
 Employee receivable                            221,081
 163,093
Inventories:
 Raw materials                             993,878
 1,159,340
 Work in process                           947,207
 919,268
 Finished goods                          5,352,942
 4,254,109
                                         7,294,027
 6,332,717
 Prepaid expenses and other current assets       548,766         357,257
 Deferred income taxes                   651,141 651,141
    Total current assets                 14,880,750
 14,336,097
PROPERTY, PLANT AND
 EQUIPMENT, NET                          8,766,162
 8,479,597
Restricted cash                          3,396,658      0
Other assets                             580,655 453,725
    Total assets                         $27,624,225$23,269,419
LIABILITIES AND STOCKHOLDERS EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt ..................... $354,850 $    172,655
Accounts payable                         2,506,673
 2,181,102
Accrued environmental liability          300,000 300,000
Dividend payable                                           0     800,000
Accrued bonus                            435,712 724,000
Other accrued expenses and current liabilities   1,379,442       2,208,724
    Total current liabilities            4,976,677
 6,386,481
DEFERRED INCOME TAXES                    1,799,388
 1,799,388
LONG-TERM DEBT:
     Bank Loans                          1,848,785
 1,937,139
     Illinois Revenue Bonds              3,805,000
 0
         Total Long Term Debt            5,653,785
 1,937,139
MINORITY INTEREST IN CFC APPLIED HOLOGRAPHICS    1,120,025       1,192,952
    Total liabilities                    13,549,875
 11,315,960
STOCKHOLDERS EQUITY:
Voting Stock, par value $.01 per share, 750 shares authorized,
 no shares issued and outstanding              0      0
Common stock, $.01 par value, 10,000,000 shares authorized
 4,121,781
 and 4,118,491 shares issued at June 30, 1996 and December 31,
 1995                                     41,217 41,184
Class B common stock, $.01 par value, 750,000 shares
 authorized, 534,030
  shares issued and outstanding at June 30, 1996 and December
 31, 1995                                  5,340
 5,340
Additional paid-in capital               10,054,599  10,027,677
Retained earnings                        4,256,793
 2,127,177
Cumulative translation adjustment        (93,264)
 (57,584)
                                         14,264,685  12,143,794
Less 156,142 treasury shares of common stock, at cost at June
 30, 1996 and
 December 31, 1995                       (190,335)
 (190,335)
                                         14,074,350  11,953,459
 CONTINGENCIES
     Total liabilities and stockholders equity   $27,624,225  $  23,269,419
  The accompanying notes are an integral part of the financial statements.
                          CFC INTERNATIONAL, INC.
              CONSOLIDATED AND COMBINED STATEMENTS OF INCOME
     FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                               RESPECTIVELY


                                   Three Months Ended June 30,
Six Months Ended June 30,

                                         1996    1995       1996
1995
                                                        (Unaudited)
(Unaudited)
Net sales                              $   9,885,634    $  8,232,794       $
19,426,131                        $  15,990,502
Cost of goods sold                          5,702,229     4,824,449
11,336,958               9,207,680
Gross profit                                4,183,405     3,408,345
8,089,173                6,782,822
Marketing and selling expenses         902,101 900,817  1,825,5211,789,582
General and administrative expenses            985,176  915,933
1,904,309                1,659,359
Research and development expenses      314,420 207,006   633,011  505,118
Patent litigation expenses                      36,889          12,265
36,889                      35,043
                                            2,238,586       2,036,021
  4,399,730                              3,989,102

Operating income                       1,944,819       1,372,324
3,689,443                2,793,720
Other (income) expenses:
  Interest                              62,019 200,990   122,457  387,977
  Miscellaneous                                  1,070           (8,082)
16,527                     (8,082)
                                               63,089          192,908
  138,984                                   379,895
Income before income taxes and minority interest                1,881,730
1,179,416                         3,550,4592,413,825
Provision for income taxes                    705,794           49,765
1,351,734                  122,765
                                     1,175,936         1,129,651
  2,198,725                       2,291,060

Minority interest in income of CFC Applied Holographics                 (
69,109)                   (70,000)           (69,109)       (70,000)
Net Income                            $  1,106,827$  1,059,651  $  2,129,
616                   $  2,221,060


Unaudited pro forma data (Note 2):
  Income before income taxes and minority interest
$  1,179,416                          $  2,413,825
  Provision for income taxes                   391,942            803,000
  Minority interest in loss (income) of CFC Applied
      Holographics                             (48,687)
(48,687)
  Pro forma net income from continuing operations       $      738,787
$    1,562,138
  Net  income and pro forma net income per share           $ 0.24
$ 0.22                                     $ 0.47  $ 0.47
Weighted average number of common stock and common
          stock equivalents used in the net income and pro forma
       net income per share calculation                   4,519,734
3,301,736                             4,508,7793,301,736
Supplemental pro forma net income              $     855,053
$    1,745,982
Supplemental pro forma net income per share            $ 0.18
$ 0.38
Weighted average number of common stock and common
       stock equivalents used in the supplemental pro forma
       net income per share calculation                 4,501,736
4,501,736



 The accompanying notes are an integral part of the financial statements.

                       CFC INTERNATIONAL, INC.
        CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
   FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995 RESPECTIVELY


                                             Six Months Ended June
30,                                                         1996
1995
                                             (Unaudited)

Cash flow from operating activities:
 Net income                            $2,129,616      $2,221,060
     Adjustments to reconcile net income to net cash  provided by operating activities:
      Depreciation and amortization      758,143
      695,062
     Minority Interest in Applied Holographics         69,109
      70,000
      Deferred Income Taxes                    0                  0
      Changes in assets and liabilities:
       Accounts receivable               (152,325)
       (664,065)
       Inventories                      (961,310)
       (655,990)
       Employee receivable              (57,988)             0
       Prepaid expenses and other current assets
       (191,509)                       (215,777)
       Accounts payable                    325,571
       115,614
       Accrued bonus                      (288,288)
       126,907
       Accrued expenses and other current liabilities
       (829,282)                       97,931
                               Net cash provided by operating
 activities                              801,737
 1,790,742

Cash flows from investing activities:
 Additions to property, plant and equipment    ($1,021,638)
  (432,103)
    Investment of Restricted cash         (3,396,658)             0
                                 Net cash used in investing
 activities                            ($4,418,296)
 (432,103)

Cash flows from financing activities:
  Proceeds from revolving credit agreements              3,670,000
  10,515,000
 Repayments of revolving credit agreements            (3,686,496)
  (10,878,616)
 Repayment of term loans                     (55,752)
  (355,752)
 Repayment of capital lease            (33,911)
  (14,419)
 Borrowing under IRB, net of bond issuance costs
  3,855,000                                 0
   Minority interest contribution (payments)             (142,036)
  (47,468)
 Proceeds from purchase of stock       26,955               0
 Distributions to stockholders           (800,000)
  (619,320)
                                 Net cash used in financing
 activities                              2,833,760
 (1,400,575)

Effect of exchange rate changes on cash and cash equivalents
 (35,680)                              (57,714)
Increase (decrease) in cash and cash eqivalents            (818,479)
 (99,650)

Cash and cash equivalents:
 Beginning of period                   916,480         171,049
End of period                            $    98,001             $
71,399






    The accompanying notes are an integral part of the financial statements.





                       CFC INTERNATIONAL, INC.

      NOTES TO CONSOLIDATED AND COMBINED  FINANCIAL STATEMENTS JUNE 30,

                       1996 AND 1995

                               (Unaudited)





1.    In   the  opinion  of  management,  the accompanying  unaudited
  consolidated   and   combined  financial  statements  contain   all
  adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 1996 and 1995, the results of operations for the three
  (3) months and six (6) months ended June 30, 1996 and 1995, and statements of cash flows for the six (6) months ended June 30, 1996 and 1995.

  Results for an interim period are not necessarily indicative of results for the entire year and such results are subject to year end adjustments and independent audit.


2.    The  1995  pro  forma net income reflects  an   adjustment  for
  additional income taxes which would have been recorded if the Company had been a C Corporation during that period.

  The 1995 supplemental pro forma net income from continuing operations and earnings per share reflect the above income tax adjustments and the addition of 1.2 million shares issued during the initial public offering and use of the related proceeds to reduce debt and related interest expense.

3.    The  Company has $3,396,650 at June 30, 1996 of restricted cash as a result of $4,005,000 of proceeds received from the issuance of


  Illinois Revenue Bonds during the second quarter.  Issuance costs of


  $150,000 were capitalized and are being amortized over the life  of the bonds utilizing the effective interest rate method.  These funds are currently invested in short term cash equivalents and are being used  to  fund a 15,000 square foot addition to the plant  and  the purchase of a new printing press.











Item 2.  MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATION






Overview

The Company formulates, manufactures, and sells chemically-complex, transferable multi-layer coatings for use in many diversified markets such as furniture and building products, pharmaceutical products, transaction cards (including credit cards, debit cards, ATM cards, and access cards), and on holographic authentication seals. The Companys net sales increased 64.4% from $20.8 million in 1991 to $34.2 million in 1995. During that period, the Company realized sales dollar growth in all of its major product lines. The Companys operating income more than doubled over this four-year period, increasing from $1.5 million, or 7.2% of net sales, in 1991, to $5.7 million, or 16.7% of net sales, in 1995.

The Company has experienced, and expects to continue experiencing, shifts in the relative sales and growth of its various products over time. The Company believes that such shifts are in the ordinary course of business and are indicative of its focus on specific niche markets. During the period from 1991 to 1995, furniture and building products sales rose from 1.9% to 34.8% of net sales. Pharmaceutical products sales declined from 26.6% in 1991 to 22.3% of net sales in 1995 due to the growth of other product lines. Actual pharmaceutical product sales increased from $5.5 million in 1991 to $7.6 million in 1995 or an increase of 38.2% over that four-year period. Security products sales increased from 6.8% in 1991 to 9.9% of net sales in 1995. Holographic authentication products grew from zero in 1991 to 13.7% of net sales in 1995.

The Company gross profits reflect all direct product costs and direct labor, quality control, shipping and receiving, maintenance, process engineering, plant management, and a substantial portion of the Companys depreciation expenses. Selling, general, and administrative expenses are primarily composed of sales representatives salaries and related expenses, commissions to sales representatives, advertising costs, management compensation, and corporate legal expense. Research and development expenses include salaries of technical personnel, related depreciation, and experimental materials.
Results of Operations
The  following  table sets forth, for the periods indicated,  certain
items   from  the  Companys  consolidated  and  combined   financial
statements as a percentage of net sales for such period. Because the Company was an S-Corporation for income tax purposes until the closing of the initial public offering in November 1995, the 1995 tax provision represents income taxes only on foreign operations and
certain  state  taxes.   The  Company terminated  its  S-Corporation
election on November 22, 1995. Accordingly, the 1996 provision for income taxes represent fully taxed earnings.





                                         Three Months Ended
Six Months Ended

                                    6/30/96 6/30/95  6/30/96 6/30/95

Net Sales                            100.0%  100.0%   100.0%  100.0%
Cost of Sales                         57.7    58.6     58.4    57.6
Gross Profit                          42.3    41.4     41.6    42.4
Selling, General and Administrative           19.4     22.2    19.3   21.8
Research and Development               3.2     2.5      3.3     3.2
Operating Income                      19.7    16.7     19.0    17.5
Interest Expense and Other              .7     2.3       .7     2.4
Income Before Taxes and Minority Interest              19.0    14.4   18.3 15.1
Provisions for Income Taxes            7.1      .6      7.0      .8
Minority Interest                       .7      .9       .3      .4
Discontinued Operations                0          0         0             0
Net Income                            11.2%   12.9%    11.0%    13.9%
Three Month and Six Month Periods Ended June 30, 1996 Compared to
Three Month and Six Month Periods  Ended June 30, 1995
Net  sales  for the three month and six month periods ended  June
30,  1996  increased 20.1% and 21.5% to $9.9  million  and  $19.4 million,  respectively, from $8.2 million and $16.0  million  for the  three  month  and  six month periods ended  June  30,  1995.
Printed product sales increased 20.8% and 25.9%, respectively, to
$3.8 million and $7.3 million, from $3.2 million and $5.8 million primarily  due  to  an  increase in the Companys  market  share.
Pharmaceutical   product  sales  increased   15.4%   and   10.6%,
respectively, to $1.9 million and $4.2 million, from $1.7 million and $3.8 million, primarily due to increased international demand
by  Baxter  Healthcare.   Security product (magstripe,  signature
panels,  and  tipping products for credit cards) sales  increased
47.8%  and 20.9% to $1.1 million and $2.0 million, from  $767,000 and  $1.6 million.  This increase comes following a 4.1% decrease in  the  first quarter of 1996, as compared to the fourth quarter of 1995.  The Company believes the first quarter 1996 decline was due  to  customers  increasing their inventory of  the  Companys products  in  anticipation of a January 1, 1996  price  increase.
Sales  of  simulated metal and other pigmented products increased
21.3%  and  19.7%  to  $1.9 million and $3.6 million,  from  $1.6 million  and  $3.0  million, primarily due  to  strong  sales  to
Rubbermaid  for  pigmented foils used  on  a  new  product  line.
Holographic  product  sales increased  3.3%  and  33.4%  to  $1.1 million  and  $2.4  million for the three  month  and  six  month periods  ended June 30, 1996, compared to $1.1 million  and  $1.8 million for the three month and six month periods ended June  30,
1995.   The  three  months  ended  June  30,  1995  reflect   the
anticipated decline in sales to Microsoft.

Gross profit for the three month and six month periods ended June 30, 1996 increased 22.7% and 19.3% to $4.2 million and $8.1 million, from $3.4 million and $6.8 million for the three month and six month periods ended June 30, 1995. The increase in gross profit was attributable to the growth in sales. The gross profit margin for the three months ended June 30, 1996 increased to 42.3% from 41.4% for the three months ended June 30, 1995, primarily due to the increase in revenues during the current quarter. The gross profit margin for the six months ended June 30, 1996 decreased to 41.6% from 42.4% for the six months ended June 30, 1995. This decrease in the gross profit margin was caused by unusual raw material price increases during the last six months of 1995. The Company also believes raw material costs have stabilized from the increases in such prices during the fourth quarter of 1995. Although the Company does not fully allocate all costs on a product line basis, the Company believes that its gross profit margin typically is not substantially different for any of its major product categories.

Selling, general, and administrative expenses for the three month and six month periods ended June 30, 1996 increased 3.9% and 8.1% to $1.9 million and $3.8 million from $1.8 million and $3.5 million for the three month and six month periods ended June 30, 1995. Selling, general, and administrative expenses for the three month and six month periods ended June 30, 1996 decreased as a percentage of net sales to 19.5% and 19.4% from 22.3% and
21.8% for the three month and six month periods ended June 30, 1995. This decrease in percentage was primarily due to the increase in net sales.

Research and development expenses for the three month and six month periods ended June 30, 1996 increased 51.9% and 25.3% to $314,420 and $633,011 from $207,006 and $505,118 for the three month and six month periods ended June 30, 1995. Research and development expense for the three month and six month periods ended June 30, 1996 increased as a percentage of net sales to 3.1% and 3.3% from 2.5% and 3.1% for the three month and six month periods ended June 30, 1995. This increase was primarily due to the increase in resources at the Holographic Origination Studio in Oxnard, California.

Operating income for the three month and six month periods ended June 30, 1996 increased 41.6% and 32.1% to $1.9 million and $3.7 million, from $1.4 million and $2.8 million for the three month and six month periods ended June 30, 1995. Operating income for the three month and six month periods ended June 30, 1996 and June 30, 1995 increased as a percentage of net sales to 19.7% and 19.0% from 16.7% and 17.5%. The increase in operating income as a percentage of net sales was primarily due to the increase in net sales and cost controls.

Interest expense for the three month and six month periods ended June 30, 1996 decreased 69.1% and 68.4% to $62,019 and $122,457, from $200,990 and $387,977 for the three month and six month periods ended June 30, 1995. This decrease in interest expense was a result of the Company paying off its revolving loan in the amount of $3.6 million and an equipment loan of $1.6 million on November 22, 1995 with the proceeds of its initial public offering (IPO) of 1,200,000 shares of its Common Stock, par value $.01 per share (the Common Stock) at a price to the public of $9.50 per share.

Income taxes for the three month and six month periods ended June 30, 1996 increased to $705,794 and $1,351,734 from $49,765 and
$122,765 for the three month and six month periods ended June 30,
1995.   This increase was primarily the result of the Company  no
longer being treated as an S-Corporation for federal and certain state income tax purposes following the IPO. The Companys S Corporation status was terminated on November 22, 1995 and the Company has been taxed as a C-Corporation since that date.
Net income for the three months ended June 30, 1996 increased 4.5% to $1,106,827, from $1,059,651 for the three months ended June 30, 1995. Net income for the six months ended June 30, 1996 decreased 4.1% to $2.1 million from $2.2 million for the six months ended June 30, 1995. On a pro forma basis for 1995, to reflect the Company as a C-Corporation for income tax purposes for all periods and the application of the IPO proceeds to repay debt and reduce interest, the net income would have increased 29.4% and 22.0% to $1.1 million and $2.1 million in the first three month and six month periods ending June 30, 1996 from a pro forma net income for the three month and six month periods ending June 10, 1995 of $855,053 and $1,745,982.
Liquidity and Capital Resources
Working   capital,  consisting  predominately   of   inventories,
customer receivables, and current liabilities increased from $7.9 million at December 31, 1995 to $9.9 million at June 30, 1996.
This   increase  was  primarily  due  an  approximately  $900,000 increase in inventory levels which resulted from both higher sales levels and managements decision to support certain key
customers   and  product  lines  with  greater  availability   of
inventories.   Working  capital also increased  due  to  the  net
reduction in the following current liabilities:  the payout of an
approximately   $800,000   dividend  payable   to   the   pre-IPO
shareholders for their share of taxes on the S-Corporation income; and the payout of approximately $300,000 pursuant to the Companys bonus plan.

On June 20, 1996, the Company received proceeds of approximately $4,005,000 from an Illinois Revenue Bond financing, which is to be amortized over twenty years with a twelve year balloon
payment.   These proceeds will be used to finance the acquisition
of a printing press and related plant addition to ensure capacity for the continued growth of the Companys printed products line. At June 30, 1996, $3.4 million of this borrowing had not been used, was classified as restricted cash and was invested in shortterm
investments.   The  Company  incurred  $150,000  of  costs
associated with the issuance of the bonds, which will be amortized over twelve years.

During the three months and six months ended June 30, 1996, the Company made borrowings against the revolving credit agreement
maintained  with  the  Companys primary bank.   This  agreement,
which expires February 1, 1997, provides for borrowings of specified percentages of eligible accounts receivable and inventories, with the total not to exceed $5,500,000. There were no outstanding borrowings as of June 30, 1996.

Management is instituting a stock repurchase program following the Board of Directors unanimous decision at the Companys April 29,
1996  Annual  Meeting to approve such a plan.   The  Company plans
to repurchase up to 100,000 shares of common stock from time to time over the next several years in support of the Companys
Stock Option and Purchase Plans to be used as an incentive for key employees.

Outlook
The Company operates in markets where continued technological and capacity improvements have been and will be key factors in the Companys successful growth in sales and profits. To this end, the Company is making a number of internal, growth-oriented investments designed to increase sales and profits. These include new key management employees, new equipment and an in depth marketing assessment and plans designed to increase international sales in the Pacific Rim countries. These investments are expected to be approximately $750,000 before taxes; and will likely affect the Companys operating income and earnings per share during the remainder of 1996.
The forward-looking statements included in this 10-Q, which reflect managements best judgment based upon factors currently known, involve risks and uncertainties detailed from time to time in the Companys filings with the Securities and Exchange Commission, including the Report on Form 10-K for the year ended December 31, 1995 and the annual report to shareholders. Actual results may vary materially.
                              PART II




  Item 1.  LEGAL PROCEEDINGS
  See  Part  II,  Item  1. Legal Proceedings  included  in  the


  Companys  Report on Form 10-Q for the quarter ended March  31,


  1996.








  Item 4.  Submission of Matters to a Vote of Security Holders The
  Companys annual meeting was held on April  29,  1996.   A total
  of 3,962,349 shares of Common Stock were outstanding and entitled to vote at the meeting. Of the total outstanding, 3,790,768 shares were represented at the meeting and 171,581 shares were not voted. Each of the Companys then current directors was re-elected. The votes cast for and withheld from each such director were as follows:



         DIRECTOR             VOTES FOR           VOTES WITHHELD
   Roger F. Hruby             3,788,893               1,875
   Robert J. DuPriest         3,788,893               1,875
   Dennis W. Lakomy           3,788,893               1,875
   William G. Brown           3,788,893               1,875
   Richard Pierce             3,788,893               1,875
   David D. Wesselink         3,788,893               1,875







                           SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 1, 1996.




                                CFC INTERNATIONAL, INC.
                                Dennis W. Lakomy
                                    Vice    President,    Chief
Financial Officer,
                                Secretary, and Treasurer
                                (Principal Financial Officer)





                                Jeffrey E. Norby
                                Controller
                                (Principal Accounting Officer)