Form 10-Q/A
period 1996-06-30
CFC INTERNATIONAL INC
filed 1996-10-09
CIK 949859

[ARTICLE] 5
[CIK] 0000949859
[NAME] CFC INTERNATIONAL INC

[PERIOD-TYPE]                   6-MOS
[FISCAL-YEAR-END]                          DEC-31-1996
[PERIOD-END]                               JUN-30-1996
[CASH]                                           98001
[SECURITIES]                                         0
[RECEIVABLES]                                  6446734
[ALLOWANCES]                                    379000
[INVENTORY]                                    7294027
[CURRENT-ASSETS]                              14880750
[PP&E]                                        17014995
[DEPRECIATION]                                 8248833
[TOTAL-ASSETS]                                27624225
[CURRENT-LIABILITIES]                          4976677
[BONDS]                                              0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                         46557
[OTHER-SE]                                    10054599
[TOTAL-LIABILITY-AND-EQUITY]                  27624225
[SALES]                                       19426131
[TOTAL-REVENUES]                              19426131
[CGS]                                         11336958
[TOTAL-COSTS]                                 11336958
[OTHER-EXPENSES]                               4399730
[LOSS-PROVISION]                                612827
[INTEREST-EXPENSE]                              122457
[INCOME-PRETAX]                                3550459
[INCOME-TAX]                                   1351734
[INCOME-CONTINUING]                            2129616
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                   2129616
[EPS-PRIMARY]                                      .47
[EPS-DILUTED]                                      .38