Form 10-Q
period 1996-09-30
CFC INTERNATIONAL INC
filed 1996-11-06
CIK 949859

12
                          UNITED STATES

               SECURITIES AND EXCHANGE

               COMMISSION

                      WASHINGTON, DC 20549

                           FORM 10Q
(Mark One)
       X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF
              THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended September 30, 1996

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition from

                   to Commission File No.

                   027222

                     CFC INTERNATIONAL, INC.

          (Exact name of Registrant as specified in its
          charter) DELAWARE
          363434526
     (State or other jurisdiction of              (I.R.S.
Employer
      incorporation or organization)
Identification No.)
      500 State Street, Chicago Heights, Illinois   60411
     Registrants telephone number, including
     area code:                              (708) 8913456



Indicated by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d)
of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was
required  to file  such  reports),                          and
(2) has been subject  to  such  filing
requirements for the past 90 days.

               YES  ( X )                    NO  (     )
As of October 31, 1996, the Registrant had issued and

outstanding 3,976,028  shares of Common Stock, par value $.01 per share,  and 534,030 shares of Class B Common Stock, par

value $.01 per share.





                     CFC INTERNATIONAL, INC.

                      INDEX TO FORM 10Q









Page
Part I  Financial Information:
  Item 1  Financial Statements
       Consolidated Balance Sheets  September 30, 1996 and
       December 31, 1995                                     3
       Consolidated and Combined Statements of Income for the
three (3) months  and
       nine (9) months ended September 30, 1996 and September
30, 1995
4
       Consolidated and Combined Statements of Cash Flows for
the nine (9) months
       ended September 30, 1996 and September 30, 1995       5

       Notes to Consolidated and Combined Financial Statements
6

   Item 2  Managements Discussion and Analysis of Financial
Conditions and
                Results of Operations                     711


Part II  Other Information:

  Item 1  Legal Proceedings
12

  Signatures                                                13

























                            Part I
                 Item 1.  Financial Statements

                     CFC INTERNATIONAL, INC.
                 CONSOLIDATED BALANCE SHEET AT
           SEPTEMBER 30, 1996 AND DECEMBER 31, 1995


                                                 September 30,
December 31,
                                                   1996
1995
                                                  (Unaudited)
 ASSETS
 CURRENT ASSETS:
 Cash and cash equivalents                $447,259     $
916,480
 Accounts receivable, less allowance for doubtful accounts of
  $556,501 and
  $348,000 respectively                      5,539,801
  5,915,409
 Employee receivable                            221,081
  163,093
 Inventories:
 Raw materials                             767,669
 1,159,340
 Work in process                           1,295,555
 919,268
 Finished goods                          5,381,120
 4,254,109
                                         7,444,344
 6,332,717
 Prepaid expenses and other current assets       394,426         357,257
 Deferred income taxes                   651,141 651,141
    Total current assets                 14,698,052
 14,336,097
PROPERTY, PLANT AND
 EQUIPMENT, NET                          8,862,004
 8,479,597
Restricted Cash                          3,189,911      0
Other assets                             587,310 453,725
    Total assets                         $27,337,277$23,269,419
LIABILITIES AND STOCKHOLDERS EQUITY
CURRENT LIABILITIES:
Current portion of longterm debt ..................... $311,504 $    172,655
Accounts payable                         2,595,449
 2,181,102
Accrued environmental liability          300,000 300,000
Dividend payable                                           0     800,000
Accrued bonus                            442,135 724,000
Other accrued expenses and current liabilities   1,044,643       2,208,724
    Total current liabilities            4,693,731
 6,386,481
DEFERRED INCOME TAXES                    1,799,388
 1,799,388
LONGTERM DEBT:
     Bank Loans                          1,803,496
 1,937,139
     Illinois Revenue Bonds              3,805,000
 0
         Total Long Term Debt            5,608,496
 1,937,139
MINORITY INTEREST IN CFC APPLIED HOLOGRAPHICS    1,064,294       1,192,952
    Total liabilities                    13,165,909
 11,315,960
STOCKHOLDERS EQUITY:
Voting Stock, par value $.01 per share, 750 shares authorized,
 no shares issued and outstanding              0      0
Common stock, $.01 par value, 10,000,000 shares authorized
 4,126,099; and
    4,118,491 shares issued and outstanding at September 30,
 1996 and
    December 31, 1995, respectively       41,260 41,184
Class B common stock, $.01 par value, 750,000 shares
 authorized, 534,030
   shares issued and outstanding at September 30, 1996 and
 December 31, 1995                         5,340
 5,340
Additional paidin capital                10,089,592  10,027,677
Retained earnings                        4,318,775
 2,127,177
Cumulative translation adjustment        (93,264)
 (57,584)
                                         14,361,703  12,143,794
Less 156,142 treasury shares of common stock, at cost at
 September 30, 1996 and
 December 31, 1995                       (190,335)
 (190,335)
                                         14,171,368  11,953,459
CONTINGENCIES
     Total liabilities and stockholders equity    $27,337,277  $  23,269,419
  The accompanying notes are an integral part of the financial statements.
                          CFC INTERNATIONAL, INC.
              CONSOLIDATED AND COMBINED STATEMENTS OF INCOME
  FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                               RESPECTIVELY


                                     Three Months Ended Sept.  30,     Nine
Months Ended Sept.  30,
                                         1996    1995       1996
1995
                                                        (Unaudited)
(Unaudited)
Net sales                              $  8,281,736     $  9,026,888       $
27,707,867                        $ 25,017,390
Cost of goods sold                         5,554,619      5,266,152
16,891,577              14,473,832
Gross profit                               2,727,117      3,760,736
10,816,290              10,543,558
Marketing and selling expenses             1,391,310   1,023,324
3,216,831                2,812,906
General and administrative expenses            787,108  641,373
2,691,417                2,300,732
Research and development expenses      337,556 329,466   970,567  834,584
Patent litigation expenses                    127,701        154,957
164,590                    190,000
                                            2,643,675       2,149,120
  7,043,405                              6,138,222

Operating income                        83,442 1,611,616
3,772,885                4,405,336
Other (income) expenses:
  Interest                              59,180 176,742   181,637  564,719
  Miscellaneous                                     367                  0
16,894                     (8,082)
                                               59,547          176,742
  198,531                                   556,637
Income before income taxes and minority interest                   23,895
1,434,874                         3,574,3543,848,699
Provision for income taxes                     17,644           44,949
1,369,378                  167,714
                                        6,251 1,389,925        2,204,976
  3,680,985

Minority interest in loss (income) of CFC Applied
      Holographics                            (55,731)         128,577
13,378                   (198,577)
Net Income                            $        61,982$  1,261,348
$  2,191,598          $  3,482,408


Unaudited pro forma data (Note 2):
  Income before income taxes and minority interest
$  1,434,874                          $  3,848,699
  Provision for income taxes                   357,000          1,160,000
  Minority interest in loss (income) of CFC Applied
      Holographics                               (89,523)
(138,210)
  Pro forma net income from continuing operations           $     988,351
$   2,550,489
  Net  income and pro forma net income per share           $ 0.01
$ 0.30                                     $ 0.48  $ 0.77
Weighted average number of common stock and common
          stock equivalents used in the net income and pro forma
       net income per share calculation                   4,524,471
3,301,736                             4,513,9983,301,736
Supplemental pro forma net income              1,145,452
2,847,597
Supplemental pro forma net income per share            $ 0.25
$ 0.63
Weighted average number of common stock and common
       stock equivalents used in the supplemental pro forma
       net income per share calculation                 4,501,736
4,501,736


 The accompanying notes are an integral part of the financial statements.


                     CFC INTERNATIONAL, INC.
       CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                          RESPECTIVELY


                                           Nine Months Ended
September  30,                                   1996       1995
                                             (Unaudited)

Cash flow from operating activities:
  Net income                            $2,191,598      $3,482
  ,408
    Adjustments to reconcile net income to net cash  provided
      by operating activities:
     Depreciation and amortization      1,146,685       1,02
      2,019
     Minority Interest in Applied Holographics        13,378
      198,577
      Changes in assets and liabilities:
       Accounts receivable               375,608
       (1,342,118)
       Inventories                     (1,111,627)
       (83,543)
       Employee receivable              (57,988)             0
       Prepaid expenses and other current assets
       (37,169)                        (135,509)
       Accounts payable                    414,347
       (19,828)
       Accrued bonus                   (281,865)
       343,453
       Accrued expenses and other current liabilities
       (1,164,081)                     34,004
Net cash provided by operating activities
   1,488,886                               3,499,462

Cash flows from investing activities:
Additions to property, plant and equipment
 (1,494,487)                           (673,743)
Investment in Restricted Cash           (3,189,911)
 0
Increase in other assets                     0          (405,492)
Net cash used in investing activities           (4,684,398)
 (1,079,235)

Cash flows from financing activities:
  Proceeds from revolving credit agreements             3,775,157
  15,739,000
 Repayments of revolving credit agreements           (3,686,496)
  (16,176,742)
 Repayment of term loans                    (83,628)
  (587,214)
 Repayment of capital lease            (49,827)
  (22,305)
 Borrowing under IRB                   3,686,810             0
 Minority interest contribution (payments)             (142,036)
  (47,468)
  Proceeds from purchase of stock       61,991               0
 Distributions to stockholders           (800,000)
  (1,255,199)
Net cash used in financing activities           2,761,971
 (2,349,928)

Effect of exchange rate changes on cash and cash equivalents
 (35,680)                              34,039
Increase (decrease) in cash and cash eqivalents
 (469,221)                             104,338

Cash and cash equivalents:
 Beginning of period                   916,480         171,049
End of period                         $    447,259
$   275,387






  The accompanying notes are an integral part of the financial statements.


                     CFC INTERNATIONAL, INC.

    NOTES TO CONSOLIDATED AND COMBINED  FINANCIAL STATEMENTS SEPTEMBER 30,

                   1996 AND 1995

                           (Unaudited)





1. In the opinion of management, the accompanying unaudited consolidated and combined financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 1996 and December 31, 1995, the results of operations for the three months and nine months ended September
  30, 1996 and 1995, and statements of cash flows for the nine months ended September 30, 1996 and 1995.

  Results   for   an   interim   period  are  not  necessarily   indicative
  of results for the entire year and such results are subject to year end adjustments and independent audit.


2.     The  1995  pro  forma  net  income  reflects   an   adjustment   for
  additional   income  taxes  which  would  have  been  recorded   if   the
  Company had been a C Corporation for tax purposes during that period.

  The   1995   supplemental   pro   forma  net   income   from   continuing
  operations   and  earnings  per  share  reflect  the  above  income   tax
  adjustments   and   the   addition   of   1.2   million   shares   issued
  during   an  initial  public  offering  in  November  1995  and  use of
  the    related   proceeds   to   reduce   debt   and   related
interest
  expense.

3.     At   September   30,   1996,   the   Company   had   $3,189,911
of
  restricted   cash  as  a  result  of  $4,005,000  of  proceeds
received
  from   the   issuance  of  Illinois  Revenue  Bonds  during  the   second
  quarter  of  1996.   Issuance  costs of  $168,000  were  capitalized  and
  are   being   amortized  over  the  life  of  the  bonds  utilizing   the
  effective    interest   rate   method.    These   funds   are  currently
  invested in short term cash equivalents and will be used to fund the Companys a 15,000 square foot addition to the plant and the purchase of a new printing press for printed products.




   Item 2.  MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATION
Overview

The    Company    formulates,   manufactures,   and    sells    chemically
complex,    transferable   multilayer   coatings   for   use    in    many
diversified   markets   such   as   furniture   and   building   products,
pharmaceutical    products,    transaction    cards    (including    credit
cards,   debit   cards,   ATM   cards,   and   access   cards),  and  on
holographic    authentication   seals.     The    Companys    net    sales
increased   64.4%  from  $20.8  million  in  1991  to  $34.2   million
in
1995.    During   that   period,   the  Company   realized   sales   dollar
growth    in   all   of   its   major   product   lines.    The  Companys
operating   income   more   than  tripled  over  this   fouryear   period,
increasing from $1.5 million, or 7.2% of net sales, in 1991, to
$5.7 million, or 16.7% of net sales, in 1995.

The     Company    has    experienced,    and    expects    to
continue
experiencing,   shifts   in  the  relative  sales   and   growth      of
its
various products over time. The Company believes that such shifts are in the ordinary course of business and are indicative of its focus on specific niche markets. During the period from
1991 to 1995, furniture and building products sales rose from 1.9% to 34.8% of net sales. Pharmaceutical products sales declined from 26.6% in 1991 to 22.3% of net sales in 1995 due to the growth of other product lines. Actual pharmaceutical product sales increased from $5.5 million in 1991 to $7.6 million in 1995
or   an   increase   of  38.2%  over  that  fouryear    period.
Security
products  sales  increased  from  6.8%  in  1991  to  9.9%  of  net   sales
in   1995.    Holographic  authentication  products  grew  from  zero in
1991 to 13.7% of net sales in 1995.

The   Companys  gross  profits  reflect  all  direct  product  costs   and
direct     labor,     quality    control,    shipping    and     receiving,
maintenance,    process    engineering,    plant    management,       and
a
substantial    portion    of    the   Companys   depreciation    expenses.
Selling,    general,    and   administrative   expenses    are   primarily
composed   of   sales  representatives  salaries  and  related   expenses,
commissions     to     sales    representatives,     advertising
costs,
management   compensation,   and   corporate   legal   expense.
Research
and   development   expenses  include  salaries  of  technical   personnel,
related depreciation, and experimental materials.

Results of Operations

The    following   table   sets   forth,   for   the   periods   indicated,
certain items from the Companys consolidated and combined financial statements as a percentage of net sales for such
period.    Because  the  Company  was  an  SCorporation  for  income   tax
purposes  until  the  closing  of  an  initial  public  offering   of   the
Companys  common  stock  in  November  1995  (the  IPO),  the  1995  tax
provision   represents  income  taxes  only  on  foreign   operations   and
certain   state   taxes.    The  Company  terminated   its   SCorporation
election on November 22, 1995. Accordingly, the 1996 provision for income taxes represent fully taxed earnings.



                                         Three Months Ended
Nine Months Ended

                                    9/30/96 9/30/95  9/30/96 9/30/95

Net Sales                            100.0%  100.0%   100.0%  100.0%
Cost of Sales                         67.1    58.3     61.0    57.9
Gross Profit                          32.9    41.7     39.0    42.1
Selling, General and Administrative           27.8     20.2    21.9   21.2
Research and Development               4.1     3.6      3.5     3.3
Operating Income                       1.0    17.9     13.6    17.6
Interest Expense and Other              .7     2.0       .8     2.2
Income Before Taxes and Minority Interest                .3    15.9   12.8 15.4
Provisions for Income Taxes             .2      .5      4.9      .7
Minority Interest                        (.6)      1.4      0               .8__
Net Income                               .7%  14.0%     7.9%    13.9%
Three  Month  and  Nine Month Periods Ended  September  30,  1996
Compared  to Three Month and Nine Month Periods  Ended  September
30, 1995
Net sales for the three months ended September 30, 1996 decreased
8.3% and increased 10.8% for the nine months ended September  30,
1996  to $8.3 million and $27.7 million, respectively, from  $9.0 million  and  $25.0 million for the three month  and  nine  month
periods   ended  September  30,  1995.   Printed  product   sales
increased 28.6% and 26.9% respectively to $3.5 million and  $10.7 million, from $2.7 million and $8.4 million primarily due  to  an increase  in the Companys market share.  Pharmaceutical  product sales  decreased  9.0% for the three months ended  September  30,
1996  and increased 4.0% for the nine months ended September  30,
1996  respectively  to $1.8 million and $5.9 million,  from  $1.9 million  and $5.7 million.  The decrease in the third quarter  of
1996  was  primarily due to an inventory adjustment  by  a  major
customer.   Security  product (magstripe, signature  panels,  and
tipping  products  for credit cards) sales  increased  13.8%  and
18.7%  to  $927,000  and  $2.9 million, from  $814,000  and  $2.4 million.  This product line growth primarily reflects an increase in  sales  of  the Companys magstripe products,  as  the  market continues  to move towards the Companys higher oersted (magnetic
resistance)  products.   Sales  of  simulated  metal  and   other
pigmented  products  decreased 20.0% for the three  months  ended
September  30, 1996 and increased 4.3% for the nine months  ended
September  30, 1996 to $1.5 million and $5.1 million,  from  $1.8 million and $4.9 million.  The decrease in the third quarter 1996 sales  is due to soft business at several of CFCs customers  who sell  into  a  variety of unrelated industries.  The Company  has experienced  a  general slow down in sales of this product  line.
Holographic  product sales decreased 62.5% and 13.4% to  $657,000 and $3.1 million for the three month and nine month periods ended
September 30, 1996, compared to $1.8 million and $3.5 million for the  three month and nine month periods ended September 30, 1995.
The three months ended September 30, 1996 reflect the anticipated decline  in  sales  to Microsoft.  The second and  third  quarter sales in 1995 include large sales to Microsoft for the launch  of
Microsofts Windows `95.
Gross  profit  for  the  three months ended  September  30,  1996 decreased  27.5%  and increased 2.6% for the  nine  months  ended
September  30, 1996 to $2.7 million and $10.8 million, from  $3.8 million  and  $10.5 million for the three month  and  nine  month periods ended September 30, 1995.  The third quarter decrease  in gross  profit  is  attributed to the decrease  in  sales  and  an increase  in  product  start up costs due  to  a  new  technology
introduced  to  the  manufactured housing  industry.   The  gross
profit  margin  for  the three months ended  September  30,  1996 decreased  to  32.9%  from  41.7%  for  the  three  months  ended
September  30,  1995,  primarily due to  the  decrease  in  sales
(spreading fixed costs over fewer units) and increase in  product start up costs noted above.  The gross profit margin for the nine months ended September 30, 1996 decreased to 39.0% from 42.1% for the  nine months ended September 30, 1995.  This decrease in  the gross profit margin was primarily caused by the decrease in sales and  the  start  up  costs in the third quarter,  1996  discussed
above.   The Company believes the start up costs associated  with
this  project are complete.  Although the Company does not  fully allocate  all costs on a product line basis, the Company believes that  its  gross  profit margin typically  is  not  substantially different for any of its major product categories.
Selling, general, and administrative expenses for the three month and  nine month periods ended September 30, 1996 increased  26.7%
and  14.5% to $2.3 million and $6.1 million from $1.8 million and
$5.3  million  for the three month and nine month  periods  ended
September   30,   1995.   Selling,  general,  and  administrative
expenses  for  the  three  month and  nine  month  periods  ended
September  30,  1996 increased as a percentage of  net  sales  to
27.8% and 21.9% from 20.2% and 21.2% for the three month and nine month periods ended September 30, 1995.  The increase in expenses
were  the  result of a onetime investment whereby   the  Company
engaged  the services of a consulting firm to develop a marketing strategy for the Pacific Rim.
Research  and development expenses for the three month  and  nine month  periods ended September 30, 1996 increased 2.5% and  16.3%
to $337,556 and $970,567 from $329,466 and $834,584 for the three month  and nine month periods ended September 30, 1995.  Research and  development  expenses for the three  month  and  nine  month periods ended September 30, 1996 increased as a percentage of net
sales,  to 4.1% and 3.5% from 3.6% and 3.3% for the three   month
and nine month periods ended September 30, 1995. This increase was primarily due to the increase in resources at the Holographic
Origination Studio in Oxnard, California and the companys color lab in Chicago Heights, Illinois.

Operating income for the three month and nine month periods ended September 30, 1996 decreased 94.8% and 14.4% to $83,442 and $3.8 million,  from $1.6 million and $4.4 million for the three  month
and  nine  month  periods ended September  30,  1995.   Operating
income for the three month and nine month periods ended September 30, 1996 and September 30, 1995 decreased as a percentage of net sales to 1.0% and 13.6% from 17.9% and 17.6%. The increase in operating income as a percentage of net sales was primarily due to the decrease in net sales and the increase in product start up costs and strategic consulting fees noted above.
Interest expense for the three month and nine month periods ended September 30, 1996 decreased 66.5% and 67.8% to $59,180 and $181,637, from $176,742 and $564,719 for the three month and nine
month  periods  ended  September  30,  1995.   This  decrease  in
interest expense was a result of the Company paying off its revolving loan in the amount of $3.6 million and a machinery and equipment loan of $1.6 million on November 22, 1995, with the proceeds of its initial public offering of 1,200,000 shares of its common stock, par value $.01 per share (the Common Stock) at a price of $9.50 per share.

Income  taxes  for  the  three months ended  September  30,  1996 decreased to $17,644 and increased to $1,369,378 for the nine months ended September 30, 1996 from $44,949 and $167,714 for the three month and nine month periods ended September 30, 1995. The decrease for the three months ended September 30, 1996 was due to the decrease in taxable income. The increase for the nine months ended September 30, 1996 was primarily the result of the Company no longer being treated as an SCorporation for federal and certain state income tax purposes following the IPO. The Companys SCorporation status was terminated on November 22, 1995 and the Company has been taxed as a CCorporation since that date.

Net income for the three months ended September 30, 1996 decreased 95.1% to $61,982, from $1,261,348 for the three months ended September 30, 1995. Net income for the nine months ended September 30, 1996 decreased 37.1% to $2.2 million from $3.5 million for the nine months ended September 30, 1995. On a pro forma basis for 1995, to reflect the Company as a CCorporation for income tax purposes for all periods and the application of the IPO proceeds to repay debt and reduce interest, the net income would have decreased 94.6% and 24.2% to $61,982 and $2.2 million in the three month and nine month periods ending September 30, 1996 from a pro forma net income for the three month and nine month periods ending September 30, 1995 of $1.1 million and $2.9 million.


Liquidity and Capital Resources
Working capital, consisting predominately of inventories, customer receivables and current liabilities increased from $7.9 million at December 31, 1995 to $10 million at September 30, 1996. This increase was primarily due an approximately $1.1
million   increase  in  inventory  levels  which  resulted   from
managements decision to support certain key customers and product lines with greater availability of inventories. Other components of working capital also increased due to the net reduction in the following current liabilities: the payout of an
approximately   $800,000   dividend  payable   to   the   preIPO
shareholders for their share of taxes on the SCorporation income; and the payout of approximately $700,000 pursuant to the Companys employee bonus plan.

On June 20, 1996, the Company received proceeds of approximately $4,005,000 from an Illinois Revenue Bond financing, which will be amortized over twenty years, with a twelve year balloon payment. These proceeds will be used to finance the acquisition of a printing press and related plant addition to ensure capacity for the continued growth of the Companys printed products line. At September 30, 1996, $3.2 million of this borrowing had not been used and was classified as restricted cash and was invested in shortterm investments. The Company incurred $168,000 of costs associated with the issuance of the bonds, which will be amortized over twelve years.
During the three months and nine months ended September 30, 1996, the Company made borrowings against the revolving credit
agreement  maintained  with  the Companys  primary  bank.   This
agreement,   which  expires  February  1,  1997,   provides   for
borrowings of specified percentages of eligible accounts receivable and inventories, with the total not to exceed $5,500,000. Their were no outstanding borrowings as of September 30, 1996.

The Company believes that it has sufficient capital resources from funds generated from operations as well as available borrowing facilities to support its future capital needs.

The forwardlooking statements included in this 10Q, which reflect managements best judgment based upon factors currently known, involve risks and uncertainties detailed from time to time in the Companys filings with the Securities and Exchange Commission, including its Report on Form 10K and its annual report to shareholders. Actual results may vary materially.
                             PART II



Item 1.  LEGAL PROCEEDINGS

See  Part  II,  Item  1.   Legal Proceedings  included  in  the
Companys  Report on Form 10Q for the quarter  ended  March  31,
1996.










                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 1, 1996


                                CFC INTERNATIONAL, INC.
                                Dennis W. Lakomy
                                    Vice    President,    Chief
Financial Officer,
                                Secretary, and Treasurer
                                (Principal Financial Officer)




                                 /s/
                                Jeffrey E. Norby
                                Controller
                                (Principal Accounting Officer)