Form 10-K
period 1996-12-31
CFC INTERNATIONAL INC
filed 1997-03-25
CIK 949859

UNITED STATES
                 SECURITIES AND EXCHANGE
                 COMMISSION
                      WASHINGTON, D.C.   20549
                        ____________________
                              FORM 10-K
[  X   ]     ANNUAL  REPORT PURSUANT TO SECTION 13 OR 15(d)
OF
THE
SECURITIES EXCHANGE
     ACT OF 1934

     For the Fiscal Year Ended December 31, 1996

                             OR

[      ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF
THE
SECURITIES     EXCHANGE ACT OF 1934

                   Commission File Number 0-27222
                        ____________________

                         CFC INTERNATIONAL, INC.
                    (Exact name of Registrant as specified in its charter)

               Delaware                      36-3434526
          (State or other jurisdiction of
(I.R.S. Employer Identification
          incorporation or organization)
Number)

          500 STATE STREET, CHICAGO HEIGHTS, ILLINOIS   60411
               (Address of Principal Executive Offices)
(Zip Code)

          Registrants telephone number, including area code:
(708) 891-3456
                     ____________________

   Securities registered pursuant to Section 12(b) of the Act:
     None Securities registered pursuant to Section 12(g) of the Act

                      Title of Each Class

               Common Stock, par value $.01 per share
                        ____________________

Indicate  by  check mark whether the registrant: (1) has
filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the
registrant was required  to  file such       reports), and (2)
has been subject to
such filing requirements for the past 90 days.
YES    X       NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or
any amendment to this Form 10-K.       x

The aggregate market value of the voting stock of the registrant held by stockholders who were not affiliates
(as defined  by regulations   of  the  Securities and
Exchange Commission) of the registrant was approximately $17,429,263 at March 21, 1997 (based on the closing sale price on the Nasdaq National Market on March 22, 1997, as reported by The Wall Street Journal). At March 21, 1997, the registrant had issued and outstanding an aggregate of 3,987,217 shares of common stock.
                 Documents Incorporated by Reference
Those sections or portions of the registrants proxy statement for the Annual Meeting of Stockholders to be held in 1997, described in Part III hereof, are incorporated by reference in this report.

                            PART I


ITEM 1.  BUSINESS

General

CFC  International,  Inc.   (CFC  or  the  Company)
formulates, manufactures, and sells chemically-complex, multilayered functional coatings which provide superior performance under a wide range of operating conditions. The Company applies its proprietary coatings to rolls of plastic film from which its customers transfer the coatings to their products for protective and informative purposes. The Company produces five primary types of coating products:
printed coatings such as simulated wood grains for furniture; pharmaceutical pigmented coatings used on pharmaceutical products such as intravenous solution bags; security products such as magnetic stripes and signature panels for credit cards;
holographic products such as authentication seals. The Company utilizes its patented computer-generated dot matrix process to create unique and costeffective holographic art origination and to produce holograms used principally to certify and protect the authenticity of proprietary products and documents susceptible to counterfeiting or tampering. The fifth product line is other pigmented and simulated metal coatings used on products
such  as beverage cases      and
cosmetics.   CFC  is  a leading supplier in many  of  the
worldwide markets it serves.

The Companys coatings are produced by milling pigments, solvents, and resins into proprietary formulations which combine multiple layers of custom inks designed to react with each other to create a composite solid coating that is applied to customers products. The coatings are produced with a wide range of physical and chemical characteristics and in a broad array of colors, patterns, and surface finishes which are designed to meet specific customer
functional requirements.   The Companys research  and
development capabilities enable it to create products
specifically  tailored to meet   customers  requirements,
such as resistance to specific chemicals or abrasion, and to satisfy exacting design criteria, such as sophisticated overt and covert (conspicuous and hidden) holograms and simulated woodgrain and other patterns. By using the use of the Companys products, its customers also are able to address many of the problems manufacturers confront in complying with increasingly restrictive environmental laws and regulations because they avoid the use of liquid solvents and adhesives otherwise needed to apply coatings to their products.

A  principal market which the Company serves is printed
coatings
for engineered wood products (Engineered Board) used to
produce readyto-assemble   (RTA)  furniture,  kitchen
cabinets,  mobile home interiors,  value-  priced  furniture, and  picture frames. The
Companys  coatings  are  designed  to  match  or  improve  on the
appearance, texture, durability, and scratch, moisture, and stain resistance of natural or painted wood. The Company is one of only two significant suppliers of printed coatings for the Engineered Board market. This market is growing rapidly throughout the world as the environmental problems associated with paints and stains and the cost and environmental consequences of using solid  wood  are
becoming  more  significant.   Sales  of  products  in  this
market represented approximately 39.3% of the Companys net
sales
in  1996. See  Chemical Coatings  Printed Products.
Another significant market for the Companys products is heat transfer printing for intravenous solution bags and other medical supplies.
The
Companys  products  provide  the  pharmaceutical
industry with a reliable, environmentally-safe method of conveying crucial medical information on surfaces on which printing is difficult. The Companys coatings for this market are used on FDAapproved products and are able to
survive the sterilization  process without  degradation.   The
Company is one of the most significant suppliers to this stable and growing market and is the sole supplier to Baxter Healthcare Corporation for these products.
Sales  of products  in  this
market represented approximately  21.2%  of  the Companys  net
sales  in 1996. See  Chemical  Coatings   Pigmented Products.

The Company is also focusing its efforts on the market for security products for transaction cards, which include credit cards, debit cards, identification cards and ATM cards. The Company manufactures chemically reactive signature panels and multi-coercivity magnetic stripes for transaction cards and other documents and abrasion resistant tipping foils used to highlight the embossed lettering of transaction cards. The Companys products are used by customers such as MasterCard, VISA and Diners Card, to enhance the security and processing speed of transaction cards. Sales of products in this market represented approximately 10.3% of the Companys net sales in 1996. See Chemical Coatings Security Products.

The Company is one of the leading designers and producers of holograms, which are used to protect and authenticate brand name software and merchandise, transportation and event tickets, and other similar applications requiring protection against unauthorized copying or counterfeiting. CFC, together with its joint venture partner, is one of only a few companies worldwide with the ability to serve all stages of the holographic production process, from design to manufacturing,
and  is  the  sole  supplier  to   Intel Corporation  (Intel)
of
holograms used to authenticate all Intel products, including the Pentium miscroprocessor. Sales of products in this market represented approximately 11.6% of the Companys net sales in 1996. See Holographic Products.

The Company also serves a variety of other consumer and industrial markets which take advantage of the special functional capabilities of the Companys coatings. These markets include the automobile battery and cosmetics markets, which require acid and solvent resistant markings, and the consumer electronics and appliances markets which require special surface durability and resistance to ultra-violet light degradation.

CFCs products are sold to more than 5,000 customers worldwide. The Company generated approximately 32.3% of its 1996 revenues from sales outside of the United States and has sales, warehousing, and finishing operations in England and
Japan. The Companys  margins and   operating   income  result
from the Companys   proprietary technologies  and  from the
Companys focus on quality, which is exemplified by the Companys investment during the past three years of more than  $7.0 million  in improved  equipment  and  employee
training.
The   Company  received  the  International   Standards
Organization (ISO) 9001 registration in June 1995, which provides assurance to the Companys customers that the Companys quality systems are consistently capable of providing products that meet the customers
requirements. The  Company   has
demonstrated its
commitment to quality by providing zero-defect products to its largest single customer, Baxter Healthcare Corporation (Baxter), since successful institution by the Company in 1989 of the Phillip Crosby Total Quality Management (TQM) Program. See Manufacturing and Production.
The Companys executive offices are located at 500 State Street, Chicago Heights, Illinois 60411 and its telephone number is (708) 891-3456. References in this report to the Company mean the Company and its consolidated subsidiaries, unless the context requires otherwise.


Business Strategy

The Company plans to continue its Growth Performance Program. The objectives of this program are to obtain a leading worldwide share in its markets, to be the lowest cost producer, to continually improve efficiencies and quality, and to deliver products that meet customers requirements. The Company seeks to attain these goals and to increase its worldwide sales and profitability through a strategy based on the following key elements:

Globalization.   Because  the  Companys  existing   and
potential customers have expanded the geographic markets in which they manufacture and sell their products, management of the Company is increasing its focus on the international demand for the Companys products.
Accordingly,  the  Company  intends  to  increase
its
worldwide   sales   distribution  and  manufacturing
capabilities, including
through alliances   with    foreign    manufacturing
organizations, in order to benefit from the increasing globalization of the markets for the Companys products.

Low-Cost  Producer.  The Company plans to maintain and
enhance its position as a low-cost producer of transferable
coatings by reducing and   limiting  its  manufacturing  costs
and  by increasing
the efficiency of the Companys operations. In this regard, the Company has an Employee Gain-Sharing Program whereby employee units are paid a portion of the annual cost savings that the Company realizes with respect to that employee
unit.   The Company  also  continually modifies  its
manufacturing processes and equipment to utilize more efficiently the Companys production facilities and limit waste. For example, in 1996 the Company reworked its metalizer so that  it more
accurately applied a wider layer of metal to the plastic  film carrier.
As a  result, the metalizer produces a  more  consistent
product with
less waste. In 1996, the Company purchased a 50 wide state-of the-art printing press, enabling it to produce more rolls of printed coatings in sizes needed by the Companys Engineered Board customers. This printing press was delivered in January, 1997 and is expected to be operational by the beginning of the third quarter of 1997.
Quality  Products.   One  of the Companys  goals  is  to
become a preferred supplier for all of its customers, and management of the Company believes that maintaining the highest levels in product and service quality are integral to the achievement of that goal.
The Company strives to provide its customers with zero-defect products. In addition, the Company has obtained ISO 9001 registration from an approved ISO 9001 accreditation firm which permits the Company to offer certification programs to its customers, thereby eliminating the need for the customers to make incoming inspections of the Companys products.

Development of New Technology. Management of the Company believes that a major factor contributing to the Companys
growth has  been continued   investment  in  research  and
development.    Continued development of new products and
processes will be critical to keep abreast of the technologydriven changes in the needs of the
Companys customers and to maintain a competitive advantage over
the Companys  competitors.   The  Companys  Research  and
Development department   has  contributed  to  the  development
of   formulae, proprietary  know-how,  modifications  to
existing equipment, and specifications for both new equipment and new raw materials. Tangible results have included improved ease of coating application, abrasion resistance, functionality and the expansion of the market for the Companys holographic products.
Overview of Products

The Companys principal product types include the following:

     Printed Products include specialized functional coatings used primarily as an alternative to painting or using liquid laminates on wood substitutes and plastics. The most important markets for these products include Engineered Board
  products used in the RTA furniture market,   kitchen  and
  bath cabinets, pre-constructed housing interiors, value-priced furniture, window trim and moldings, picture frames, and the consumer electronics, automotive and appliance markets.

     Pharmaceutical Products consist of specialized functional coatings for heat transfer printing on pharmaceutical products, such as intravenous solution bags, syringes, and other uses requiring nontoxic ingredients, adhesion during the sterilization process, and FDA approval.

     Security Products include tamper-evident signature panels and high-abrasion tipping foils for transaction cards, as well as specialized multi-coercivity magnetic stripe products applied to both plastic transaction cards and disposable fibrous substrates, such as drivers licenses, student identification cards, airline tickets, mass-transit tickets, and telephone debit cards.

     Holographic  Products  include the  Companys  high-
technology
  holograms used as security markings on products such as software packages and merchandise, transportation and event tickets, and other products susceptible to counterfeiting or tampering as well as holographic images for packaging and other visual markets. The Company has recently launched a product called HoloText. This product allows textile manufacturers to place holography on textiles without image degradation from washing and drying.
  The Company also has a patented, computer-generated dot-matrix process which produces minute juxtaposed holographic gratings resulting in a composite image with up to 60,000 individual holograms per square inch  and which can include overt and covert data.
     Other Pigmented and Simulated Metal Products.  Other
  Pigmented Products   include  automobile  batteries,  cosmetics
  containers, industrial signage, and other markets requiring a particularly durable specialized functional coating. Simulated Metal Products include bright simulated metal and reflective coatings used in the appliance, automotive, and cosmetic markets. Most of these coatings are produced with the state-of-the-art ultra-violet curing process, which results in higher abrasion and chemical resistance.




Markets

The following table summarizes the Companys principal markets and product applications:

                                                  % of
                                                   CFC
    Market       Application        Selected      Sales   Key
Product
                                   Customers      1996
Features
Printed        RTA furniture    Sauder            39.3%   Large
library
products       (bedroom,        Woodworking,             of
(Engineered    office,          Harden Mfg.,
patterns
Board,         entertainment    Phillips
Superior
lead
building       centers),        (Magnavox),              times
products,      promotional      Charleswood, GE
Scratch/mar
consumer       furniture        Electronics,
resistant
electronics,   (hotel and       Milford-Astor
finishes
home           office),         (Australia),
(Armorite
decorating,    cabinets,        Dallas                      Plus)
trophies/award mobile home      Woodcrafters,             Match
to
any
s)             interiors,       Ditta Manetti            pattern
               picture frames,  (Italy),                    or
color
               award plaques,   Regency Supply,
               trophy bases     Impact
                                Furniture,
                                Progressive
                            Furniture

Pharmaceutical Intravenous      Baxter            21.2%   Used on
FDA
Products       solution bags,   Healthcare,
approved
               drainage bags,   Abbott Labs,             products
               syringes,        Sherwood                  Passes
               pipettes,        Medical, McGaw
stringent
               tubing           Labs, C.R.
                                Bard, Sterling
sterilization
                                Pharmaceutical           process

Security       Magnetic         Visa,             10.3%
Magnetic
Products       stripes,         MasterCard,              stripe
is
(transaction   signature        Diners Club,
durable
cards,         panels, and      Discover Card,           (exceeds
life
identification tipping foils    Eurocard                 of
cards)         for credit                                   card)
               cards, debit
Reliable,
few
               cards, ATM                                errors
               cards, access
Signature
               cards, drivers                            panels
are
               licenses,
tamper
               passports                                 evident

Holographic    Authentication   Intel,            11.6%   Fully
Products       seals,           Microsoft, Ivy
integrated
(product       trophies, point- Hill, 3M, JBL,           manu-
authentication of-purchase      Ingersol Rand,
facturing
, high-end     packaging,       PepsiCo, Coors           process
decorative     holography for   Brewing Co.
Authenticates
packaging)     textiles                                  products

                                                         Patented
                                                         dot
                                                         matrix

Other          Beverage cases,  Rubbermaid,       17.6%
Scratch/mar
Pigmented and  industrial       Delco,  Monroe,
resistant
Simulated      safety signs,    Johnson
Chemical
Metal Products battery cases,   Controls,
resistant
(injection     vent caps,       Fisher-Price,             Low-
cost
molded and     spark plugs,     Revlon, Hancor,
alternative
extruded       dashboard        AC Rochester              Variety
of
plastics)      inserts, tail                             colors
               lenses, toys,                              Non-
               toxic cosmetic
               containers
Chemical Coatings

The manufacture of the Companys chemical functional coatings is a multi-step process that involves pigments, solvents, and
resins which   are   blended  into  one  of  more  than  2,500
proprietary formulations. The first step in production is the application of a release agent to a roll of plastic film carrier. The release agent allows the coating to separate from the plastic film carrier during the application of the coating
by the customer to  the  customers product.   The  plastic film
carrier is then deposited with either pigments or dyes to achieve the desired color, pattern, and physical
characteristics. These  characteristics  include   resistance
to general abrasion, ultra-violet light exposure, contact with alcohol, exposure to solvents and reactive household chemicals, contact with acids, size of area to which the coating is applied, overstamping and adhesion characteristics, and the surface to which the specialty coating is applied. The number and type of coatings required are determined by the functional and visual requirements of the product. Woodgrain products undergo a more extensive manufacturing process because of the intricacies involved in aligning the patterns during the coating process. Plated and simulated metal coatings require additional treatment in a vacuum deposition chamber, in which a microscopically thin coating of aluminum is deposited on the coating to give it its reflective and bright metallic appearance.
Printed Products

The Companys printed coatings are featured on numerous consumer products manufactured by companies such as Ashley, Bush, Harden, Hart, Regency, and Sauder. These products represented approximately 28.1%, 34.8% and 39.3% of the Companys net sales in the three years ended December 31,
1994,  1995, and 1996  respectively.   Printed Products
include Engineered Board coatings for RTA and  promotional
furniture,   picture frames,  manufactured  housing   and
window treatments. Engineered Board Coatings. Engineered Board coatings are functional and simulated patterned coatings including woodgrains, marbles, and granites used to coat particle board and medium density fiberboard. A broad range of global consumer markets utilize engineered wood for RTA furniture and other products like trophies, awards and plaques. RTA furniture is designed to provide an inexpensive alternative to traditional furniture and is a market which has experienced especially strong growth in recent years. It is shipped unassembled from the factory to the store and is either assembled at the store before purchase or later by the consumer. RTA furniture products include home entertainment centers, home theater systems, TV and VCR stands, bookcases, and furniture designed to hold homeoffice equipment.
The Companys proprietary product Armorite Plus is an innovative coating technology used in certain of the Companys printed products that provides exceptional scratch and mar
resistance while allowing the   customer   greater
manufacturing efficiency  by   increasing application  speeds.
In  addition, Armorite  Plus  has   provided customers with
cost savings due to a reduction in shipping damage to their products. Plastic Substrate Coatings. Plastic substrate coatings manufactured by the Company are used for similar visual and functional purposes as its Engineered Board coatings on appliances, windows, doors, vinyl sidings, and specialty window coatings.
The fastest growing market for plastic substrate coatings is the plastic building products market, which uses plastics for windows, doors, and vinyl siding. Plastics can be more cost effective than wood, especially in Asia and Europe, and plastic exterior building products do not shrink or warp to the degree that wood does and they are not susceptible to insect damage. The two principle challenges facing coatings for the plastic building products industry are fade resistance and adequate adhesion. CFC utilizes an erosion resistant polyvinylidene fluoride polymer (PVFP) system to produce one of the most fade resistant coatings used in the industry.
The PVFP system also produces flexible coatings, which allows for vacuum forming on plastics or post-forming on metal treated surfaces without visible cracking of the coating.
CFC has also developed unique adhesion characteristics which have improved acceptance of this coating in the marketplace. Argents are a substitute for paint that is most recognizable as the metallic black coating on many consumer electronics and the grill work on automobiles. Although this market is expanding worldwide, many of the Companys customers have moved their manufacturing operations of these products offshore. The Company intends to take advantage of this trend by distributing these products globally.
Specialty  window  treatment  coatings simulate  the
appearance of fabric rather than wood or plastic. CFC offers a wide variety of solid pigmented coatings and printed patterns used by manufacturers of window treatments. Use of the Companys products allows the application of the specialty coating to be made at the site of the plastic extrusion process, thereby reducing the manufacture of specialty blinds  from  a  multi location  process  to  a  one-step
process.    Use   of   the Companys  coatings  also   allows
the manufacturers of window treatments to run their production equipment at higher speeds and without the use of solvent-based paints.


Pharmaceutical Products

A significant portion of the Companys pigmented coatings are designed for use on pharmaceutical products. Pigmented
coatings used   in  the  pharmaceutical  industry  must  meet
rigid quality specifications, including use of non-toxic ingredients, adhesion during the sterilization process, and FDA approval. The Companys attention to exacting standards, technology, industry expertise, dedication to research and
development  and  quality   assurance commitment  has  ensured
its  position  as  the  market  leader  of transferable
pharmaceutical coatings.
Typical applications for pharmaceutical coatings include intravenous solution bags, blood bags, renal bags, drainage
bags,  tubing  and disposable   syringes.    CFC   currently
has highly   detailed
certification programs in place with large pharmaceutical companies which provide the Company with their specific substrates and their exact usage requirements. CFC establishes quality control testing procedures to meet or exceed the customers incoming quality control requirements, and, therefore, saves its pharmaceutical customers considerable time and labor costs on incoming inspections.

CFC  is  a  preferred  supplier to Baxter  Healthcare
Corporation worldwide.   This  classification means that  CFC
is one of only fifteen of Baxters suppliers (out of 750 approved suppliers) that meets Baxters standards for such designation. In order to attain preferred supplier status with Baxter, the Company was required to deliver products to Baxter for a three year period free of any defects in product quality, delivery procedures, and paperwork. The Company has an exclusive suppliers contract with Baxter, and Baxter has  a  majority market share of the intravenous solution bags
sold worldwide.   It  is  one of the goals of CFC to  achieve
a similar supplier relationship with other pharmaceutical companies that require transferable coatings. In this regard, the Company was named a certified supplier to Abbott Laboratories Hospital Products Division (Abbott) in
1994, and has  maintained  that distinction.   Other
manufacturers of intravenous solution bags, blood bags, drainage bags, tubing, and disposable syringes that the Company
currently   supplies  include  C.R.  Bard,   Inc.,   McGaw
Laboratories, Sherwood Medical and Sterling Pharmaceutical.

Pigmented coatings used on pharmaceutical products represented approximately 23.0%, 22.3% and 21.2% of the Companys net sales in the three years ended December 31, 1994, 1995 and
1996 respectively.
Security Products

Security Products are divided into three categories within CFCs core product line. These are tamper-evident signature panels, multicoercivity magnetic stripe, and high-abrasion tipping foils.

Signature panels are formulated for credit and transaction cards and are designed to accept ball-point ink directly on
the signature panel.                                  If
tampering  with the signature  occurs,
either through erasure or chemical treatment, the coating will discolor. This is a security feature requested by companies such as Diners Club, Eurocard, MasterCard, VISA and Discover Card.

The market for these products is strong and is expected to continue to experience growth. The increasing use of promotional cards by VISA and MasterCard, including airline mileage cards, automobile discount cards, and other
branded cards,  is contributing   to continued  growth  in the
industry. The Company has been a major producer of tamper-evident signature panels since this market first emerged and has developed and maintains its own library of print cylinders for the signature panels for several companies. CFC is a specified supplier for VISA, MasterCard, Discover Card, Diners Club and other leading sponsors of transaction cards.

Multi-coercivity magnetic stripe products are applied to plastic transaction cards, either by the conventional heat transfer process, or by a laminating process. The Companys magnetic stripe product offers improved ease of application and multicoercivity (the amount of energy needed to encode
information onto  the  stripe).   The coercivity  of  a
magnetic stripe determines the resistance of the stripe to extraneous energy sources. While 300 oersteds is the current market standard, the Companys magnetic stripe product has a capacity of 2,750 oersteds; thereby greatly enhancing security of the stripe and also expanding potential applications for the product, such as entry cards. Multi-coercivity magnetic stripes with higher oersted capacity may result in magnetic stripe cards having similar security features as the socalled smart chip cards, and would not require a costly changeover in reading device technology by
users.   Magnetic  stripes may  also  be used   in combination
with smart chips to further enhance card security.

Magnetic stripes are increasingly being used in new applications that require both the conveyance of information and speed of processing, such as airline tickets, mass-transit tickets, building access cards, passports,
drivers licenses, and  telephone  debit cards.   Because
magnetic stripes are relatively inexpensive,  they can   be
applied  to  paper products  and  do  not  present   the
environmental  issues associated with solvent-based  printing
inks. They         are   an
attractive  alternative  for  disposable   product
applications.

High-abrasion tipping foils are used to provide contrast between the embossed letters and the surface on plastic cards. They are offered in both pigmented and metallized colors and enhance the readability and general aesthetics of the card.

Security products represented approximately 8.5%, 9.9% and 10.3% of the Companys net sales in the three years ended
December 31,
1994, 1995 and 1996 respectively.


Holographic Products

In early 1992, the Company entered into a joint venture partnership with Applied Holographics PLC called CFC Applied Holographics, of which the Company now owns 75.0%, to manufacture and market holographic products to customers based in North America and such other regions as Applied
Holographics PLC and the  Company  shall agree.   Pursuant to
the CFC Applied Holographics joint venture and partnership agreements, Applied Holographics PLC contributed to the joint venture all of its U.S. holographic operations and licensed to the joint venture its U.S. holographic proprietary rights and CFC contributed cash and agreed to fund and manage the operations of the joint venture. A majority-owned subsidiary of the Company is the managing partner of the partnership. CFC Applied Holographics allocates to the Company all of its net losses and all of its profits to the extent of previously allocated cumulative losses. Thereafter, 75% of its net income is allocated to the Company.
CFC Applied Holographics has given the Company the unique capability of being able to produce holographic art origination that involves a patented, computer-generated dot matrix
technology.   In  addition, CFC   Applied  Holographics  has
provided  the  Company  with
the
capability   to  develop  and  compete  in  a  growing  market
for
holographic coatings, which is a specialized type of transferable coating embossed with a holographic image. These holographic products are used primarily for security sensitive products for authentication and anti-counterfeiting purposes, and for point-ofpurchase displays and packaging.

The Company originates its holograms at its holographic laboratory in Oxnard, California, by creating a master image
through a process utilizing   laser  beams,  mirrors,  and
lenses. To   produce   a holographic master image, the subject
of the hologram, which can be either a live image, a three dimensional model, or flat artwork, is photographed using light from a laser beam that is split and refracted at differing angles and reunited in an interference pattern on a photographic plate. The Company then uses this photographic plate to create a metal plate or shim that is electromagnetically grown from the master image. These metal plates are used to replicate the hologram by embossing the holographic image on specially formulated transferable coatings manufactured by the Company.

When a hologram is viewed from different angles, features of the depicted object can be seen that would not be visible in a photograph. Depending on the model and technique used to make the master image, the holographic image can be made to appear threedimensional and to move as the viewing angle changes.

Holographic products represented approximately 8.2%, 13.7% and
11.6%
of  the  Companys net sales in the three years ended  December
31, 1994, 1995 and 1996.


Holograms and Security or Product Authentication

Holograms, which cannot be color-copied and are not readily made except by a properly equipped holographic house, have
established themselves   as   a   premier  technology  for
defending  against
unauthorized copying or counterfeiting of products. Identification of an authentic hologram, when used as a security device, is convenient and inexpensive and can be done by sight without any special machinery. The Company is able to produce holograms that contain covert images that are visible only with the aid of special devices and which are more difficult to reproduce. The high degree of technical skill and capital investment required to replicate holograms  acts as
an obstacle to unauthorized duplication, thereby making holograms useful as anti-counterfeiting and security devices. Holograms are widely used as a security device by computer software companies, micro-processor manufacturers, and entertainment event marketers, in addition to other
industries.  The Company supplied all   holograms  for
Microsofts  Windows  `95,  used
to         prevent
unauthorized  sales  of  this product.  The  Company  also
supplies holograms
used    to   authenticate   Intel    Corp.s
Pentium
microprocessor.

CFC Applied Holographics patented holographic computer generated dot matrix origination process is capable of producing tiny dot holograms at a coverage rate of up to 60,000 dots per square inch. Each individual dot hologram can be oriented at any one of 256 different angles, thus creating juxtaposed holographic cells that change when the viewing angle changes. The Company has discovered how to produce computer-developed overlapping images so that these images appear at different viewpoints and rotate angles. The flexibility created by the dot matrix process provides the Company with state-of-the-art holographic products that are both costeffective and extremely intricate and, as a result, difficult for competitors to generate products of comparable quality and security orientation.


Holographic Packaging Products

The  visual appeal and uniqueness of holograms make them
ideal for applications on paper-based products and point-of-purchase displays. These include ribbons and paper for gift packaging, and paper and plastic wrapping for packaging of food and other products. The
Companys dot matrix technology results in holograms with a
brighter appearance  and  an  enhanced  depth of  image.   In
addition, the Companys 60 wide coating and embossing capabilities give the Company a lower cost structure, making holograms economically practical for these and additional applications, and give the Company a broader market for holographic products. An example of this type of product application is the Companys development of holographic promotional packaging for PepsiCo, Coors Brewing Co. and, on a continuing basis, Aquafresh Whitening Toothpaste.


HoloText

CFC  has  invented  a holographic product that  can  be
applied
to textiles, providing a distinct decorative appearance. The product is unique in that it has functional properties which prevent image and brightness degradation caused by wear,
washing, and drying.   A number  of  textile manufacturers
have expressed  interest  in  this product,
especially   promotional   and   name   brand   tee-shirt
manufacturers,   bathing  suit  manufacturers  and   other
textile
manufacturers   who  require  a  high-quality,  bright,
decorative
element.


Holographic Autostereoscopic Process
CFC Applied Holographics has granted a license to American Propylaea Corporation to use CFC Applied Holographics real-time holographic autostereoscopic displays patent. American Propylaea is currently developing a process which will allow automobile manufacturers to design vehicles using a threedimensional holographic suspended image.
This may eliminate the need for costly clay models and revolutionize the design process, resulting in reduced design
time and  cost.   Management of the Company believes that this
technology may also provide market opportunities in other industries where costly physical models are used to create and design heavily manufactured commercial and industrial products. The Company has not received any income from this license and cannot predict when, if ever, it will receive any such income.
CFC Applied Holographics also licensed certain of its proprietary holographic designs to Van Leer Metalized Products (U.S.A.) Ltd. in January, 1994, for use by Van Leer in the holographic paper market. CFC Applied Holographics receives a 5.0% royalty on gross sales by Van Leer of products incorporating such licensed materials, which resulted in revenue for CFC Applied Holographics of $138,000 in 1995 and $150,000 in 1996.


Other Pigmented and Simulated Metal Products

A   significant  factor  distinguishing  the  Company   from
other manufacturers  of  pigmented  coatings  and
contributing to   the
Companys position as a leader in this market is that the Company makes most of its own ink dispersions, which allows the Company to adjust a particular coating to suit a specific customers needs with greater accuracy and reduced expense. In addition, CFC has developed a proprietary technology in acid resistance which allows an automobile battery container to be submerged at the time the container is filled with acid without deteriorating the appearance of the coating.

The Company manufacturers simulated metal coatings which are used primarily on plastic substrates. They are produced in a wide array of bright metallic and reflective colors such as gold, silver, chrome, bronze, copper, green and other colors. The production of simulated metal coatings for plastics is a specialty niche business because these coatings require enhanced abrasion and chemical resistance characteristics. CFC has developed an ultra-violet curing process for simulated metal coatings that has demonstrably
improved abrasion  and  chemical  resistance.   The  Company
has
developed this process to meet the increasing demand for higher abrasion and chemical resistant simulated metal applications.

Key markets for the Companys simulated metal coatings include appliances, automotive, cosmetics, specialty advertising, and for use in improving point-of-purchase sales. These coatings are highly specialized and must be specifically developed for the product or container on which they are to be used. For example, a coating used on a lipstick container may not be usable on a perfume bottle. Product applications that utilize the Companys pigmented coatings include credit cards, blow molded bottles, automobile batteries, automotive gauges, copier panels, garbage cans, industrial signage, golfing accessories, housewares, lipstick tubes, mud flaps, pens, personal care products, recycle bins, squeeze tubes and toys.

Other  pigmented  and  simulated products represented
approximately 20.4%,
19.3% and 17.6% of the Companys net sales in the three years ended December 31, 1994, 1995 and 1996 respectively. The market for simulated metal coatings, particularly for use in graphics, is highly  competitive  and has been experiencing  generally
declining gross  margins.   Accordingly, the Company does not
actively  pursue low margin graphics business in this market.
International Sales

The Company maintains offices, warehouse space, and finishing operations in England and Japan. In addition to sales made directly to international customers by the Companys Regional Managers covering Europe, Japan, Latin America and Asia, the Company makes sales to customers around the world through a network of thirty distributors. The Companys markets have seen a new globalization, and the Company plans to continue its emphasis on the worldwide requirements of its customers and expanding overseas demand. In 1996, CFC invested in an extensive market research study in the Pacific Rim to hone its strategy. The Company also has added an experienced Sales and Marketing Manager to oversee that region.

During the three years ended December 31, 1994, 1995 and 1996, net sales to Europe, the Pacific Rim, and other customers outside of the United States were $7,600,000, $9,446,000 and $12,014,000, and represented approximately
27.3%, 27.6% and 32.3%  respectively,  of the   Companys  net
sales.   See  Note 5  of  the  Notes  to  the Consolidated
Financial Statements.


Research And Development

Management believes that a major factor contributing to its growth has been continued investment in research and
development.                                          The
Companys Research and Development department has contributed to the development of formulae, proprietary know-how, modifications to existing equipment, and specifications for both new equipment and new raw materials. Tangible results have included improved ease of coating application, abrasion resistance, and functionality and the expansion of the market for the Companys holographic products. The Company also develops original patterns, woodgrains, and finishes that are engineered to meet customer-specific requirements.

The  Company maintains a group of personnel that is dedicated to
the creation of new patterns, designs, colors, shades, and textures, including holographic designs. This includes an engineering and chemistry laboratory in Chicago Heights that employs nine people. In addition, the Company maintains an art origination studio in Oxnard, California, that is
dedicated to  holographics  and  which employs   three
persons who  perform  holographic
research and
development.  In the years ended December 31, 1994, 1995  and
1996, the   Company   spent  approximately  $1,062,000,
$1,109,000 and
$1,304,000 respectively on Research and Development, of which $401,000, $433,000 and $502,000 respectively was for holographic research.

All of the customers in the markets served by CFC are in the midst of their own search for technological breakthroughs that will contribute to low cost production and expanded markets through new products and at the same time meet environmental standards. The
Company is making substantial on-going investments in research and development in an effort to be a partner with its customers in the development of new technology and products. Examples of these partnerships include a joint research project for the development of thermal transfer by photocopy for magnetic ink character recognition on toner for transaction documents, such as checks and security documents, and the joint development of new woodgrain design cylinders for many of the major furniture companies. Marketing And Sales

As of December 31, 1996, the Company had 19 full time sales people who serve over 5,000 existing customers. Sales personnel include the Senior Vice President of Sales and Marketing, one Product Manger, five Regional Managers and twelve Field Sales Engineers who are compensated on a salary plus commission basis. The Companys five Regional Managers are responsible for the following geographic territories:
United States; European Union, Middle East, and Africa; Japan; Pacific Rim (except Japan); and Latin America.
The majority of CFCs products are sold directly to original equipment manufacturers who incorporate the Companys products
into their  own products.   In  addition, limited use is made
of a network of four distributors who service small accounts in the United states and thirty-five distributors who service international markets.

The Company markets a combination of standard products and specialty items on a minimum order basis, and most of the Companys sales are not pursuant to long-term sales contracts. Because most customers require prompt turnaround from order to delivery, the Company does not have a material amount of backlog and backlog comparisons are not indicative of sales trends at any given time.

The   Companys  three  largest  customers  in  1996   were
Baxter Healthcare, Graphic Packaging and Intel. Sales made to Baxter are pursuant to a three-year, exclusive provider contract which was renewed in November 1994 and expires in
January 1998.  The agreement requires                      the
Company  to  supply  all  of  Baxters   needs             for
transferable coatings at specified prices, which may be adjusted to reflect changes in certain of the Companys costs. Sales to Baxter for each of 1994, 1995 and 1996 were $4,088,188, $4,537,749 and $4,627,558 respectively. Sales made to Graphic Packaging are on an individual purchase order basis. In
1996, CFC sales to Graphic Packaging for a one-time promotion for Coors Brewing, aggregated $1,481,470. Sales to Intel are also on an individual purchase order basis, which is consistent with Intels policies. The Company does not have a long-term supply or exclusive provider arrangement with Intel. Sales to Intel for each of 1994, 1995 and 1996 were $0, $86,622, and $1,477,016 respectively.


Manufacturing And Production

Much  of  the  Companys machinery and equipment was engineered
and developed  by  the  Company.   Technical manufacturing
efficiencies allow the Company to maintain high quality standards while producing products efficiently. The Companys introduction of a 60 wide holographic embosser has given the Company a competitive advantage over the industry norm of 6 to 30 wide capabilities. Management of the Company believes this significantly increases the potential applications for holographic coating. In addition, the Companys 1996 order of a 50 wide state-of-the-art printing press will enable it to access a broader market and provide enhanced service to woodgrain markets and the markets for Engineered Board. This machine was received in January 1997 and should be fully operational by the beginning of the third quarter of 1997. The Company has also made investments in specially made high-speed computerized slitting equipment, horizontal mills and a solvent recovery system.
In recent years, the Company implemented the Phillip Crosby Total Quality Management Process throughout its operations. The Companys top managers have all attended Quality College and all employees attend intensive, formal quality classes
taught by Quality  College graduates.   The Company strives to
incorporate a focus on quality throughout the entire manufacturing process and not simply inspect the quality of products after-the-fact. This is evidenced in that the Quality Assurance function reports directly to the
Companys Chief   Operating   Officer.    Regularly   scheduled
departmental communications and brainstorming meetings are held to identify improved methods for production and quality. The Company obtained ISO 9001 registration from an approved ISO 9001 accreditation firm in June 1995, which permits the Company to offer certification programs to its customers, thereby eliminating the need for the customers to make incoming inspections of the Companys products and also  providing  just-in-time  inventory,
reducing
customers inventory carrying costs.   The Company also
successfully completed its first ISO 9001 surveillance audit in May 1996.

ISO 9001 registration requires continuing compliance with a series of generic standards that provide quality management direction  as well  as  quality  assurance  requirements  and
guidelines.   These standards  were  originally published in
1987 by the International Standards Organization. The same standards apply to all service and manufacturing companies. To maintain ISO 9001 registration, a company must not only meet the registration standards at the time of initial registration, but also must meet them on an ongoing basis during annual inspections. Registration to the standards provides assurance to customers that a companys quality
systems   are consistently capable of providing products that
meet the customers requirements. Management of the Company believes that registration to one of the ISO 9001 standards will be required in the future to sell products in the European Union. In addition, many United States customers, including the Companys largest client, Baxter Healthcare Corporation, have acknowledged the value of registration.
Product Protection

The Companys success is heavily dependent upon its proprietary formulae and scientific and manufacturing know
how. Accordingly, the   Company  relies  upon  trade  secrets
and other   unpatented proprietary  information in its
product development. All employees are parties to an employment agreement providing for confidentiality and the assignment of invention rights to innovations developed by them while employed by the Company. There can be no assurance that these types of agreements will effectively prevent disclosure of the Companys confidential information. In addition, CFC Applied Holographics owns a U.S.
patent  on  its holographic
computergenerated dot matrix origination process which was issued on March 1, 1994, and a U.S. patent on its autostereoscopic hologram production process which was issued on January 24, 1989.


Competition

CFC competes with a number of companies in the transferable
chemical coatings  industry.   The Company is aware of  only
one competitor which competes with the Company in most of the Companys markets. Customer criteria for purchase of products include product quality, innovation and engineering capability, price, availability, and service. The Company believes that it competes favorably on these factors.

Competitors   range   from  small  enterprises   to
divisions
or subsidiaries of large multi-national conglomerates with greater financial and management resources than the Company. CFC uses a partnership approach in its relations with its major customers. This gives partner customers preferential scheduling, priority research and development, and personalized customer service.
Partner customers agree to purchase not less than 80% of their requirements from CFC and to furnish CFC with continuing long term procurement projections.
The transferable chemical coatings industry not only requires specialized knowledge and technology, but is capital intensive, requiring expensive difficult-to-construct and difficult-to-operate machinery and equipment. A production facility must also comply with stringent federal, state and local environmental laws and regulations.
The Company competes with three significant producers of holographic products in the United States, two of which have greater financial and management resources than the Company. The Company believes that the principal factors affecting competition are the basic design of the holograms, quick turnaround on art origination, consistency of embossing, low cost manufacturing, the quality and brightness of the image, and competitive pricing.
The Company
believes that it competes favorably on these factors.





Raw Materials And Supplies

The Company is not dependent on any one supplier for any single raw material.
The Companys suppliers fall into three general groups: suppliers of plastic film that serve as the carrier for the Companys specialty coatings; suppliers of chemicals; and suppliers of packaging materials.

The Company purchases from suppliers on a purchase order basis, and consequently, has no long term supply contracts. The Company has not been materially affected by increases in raw material prices. Management believes that there are sufficient suppliers of plastic films, chemicals, and packaging materials in the market to meet its requirements.


Governmental Regulation

The Companys operations are subject to federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage and disposal of solid and hazardous
wastes.   The  Company  has  installed   equipment      and
procedures   which   the  Company  believes   result   in
controls substantially in excess of those required for full compliance with applicable state and federal environmental requirements. To better control airborne environmental emissions, the Company installed a stack and afterburner in 1992, at a cost of $1,014,000, which is currently designated by EPA standards as Maximum Achievable Control Technology and which, in tests observed by the Illinois EPA, resulted in a 100% capture and 99.2% destruction rate of the airborne pollutants generated by the
Companys   manufacturing processes,  greatly exceeding the
81.0% EPA standard. Because both technology and applicable laws and regulations are evolutionary and subject to change, the Company cannot predict with any certainty the investments and expenditures which it will be required to make to comply with these changing laws and regulations.


Employees

As of December 31, 1996, the Company had approximately 183
full time employees.   These  included  87  in manufacturing,
33  in support
services, 30 in marketing and sales, 17 in research and development, and
16 in administration and management. None of the Companys employees is covered by collective bargaining agreements. The
Company has never experienced a significant work stoppage and considers its employee relations to be good.



ITEM 2.  PROPERTIES

The Company owns a 134,000 square foot building at 500 State Street in Chicago Heights, Illinois which houses its corporate headquarters and its primary manufacturing operations, which currently utilizes approximately 55% of the buildings capacity. In the Fall of 1996, the Company completed a 15,000 square foot addition to house its new state-of-the-art
50  wide  printing press.   The  Companys  other principal
properties are leased and include the following: a 10,000 square foot warehouse in Chicago Heights; the Companys 14,000 square foot plant, office, finishing and warehouse facility in Oxnard, California; a 10,000 square foot warehouse, finishing, and office facility in a suburb of London, England; and a 2,500 square foot warehouse, finishing and office facility in Tokyo, Japan.
The
Company considers its properties to be adequate to conduct its business for the foreseeable future and believes that it will be able to acquire or lease additional property, when needed, on terms acceptable to the Company.



ITEM 3.  LEGAL PROCEEDINGS

The  Companys former parent corporation, Morton
International, Inc. (Morton), has been named by government
environmental agencies as a potentially   responsible  party
with respect to environmental liabilities at the Fisher-Calo Superfund Site in Kingsbury, Indiana (the Fisher-Calo
Site). Morton and other potentially responsible parties entered into a consent agreement in 1991 with such agencies that provides for the remediation of the site, currently estimated to cost approximately $40 million, and which allocates approximately 0.7% of the remediation costs to Morton. While the Company has been named a potentially responsible party and a third-party defendant in the litigation relating to the clean-up of the Fisher-Calo Site, U.S. v. David B. Fisher, et al, which is pending in the U.S. District Court for the Northern District of Indiana, Morton and the Company have reached an agreement whereby Morton and the Company will share equally in the remediation cost that is ultimately determined to be attributable to waste produced by the Companys predecessor. Based upon such agreement, the Company estimates that its portion of the remediation costs will be approximately 0.3%
of the
total cost   of   remediation  at  the   Fisher-Calo   Site.
Additionally, the Company and nineteen other parties were defendants in a law suit which was also pending in the U. S. District Court for the Northern District of Indiana, Akzo
Coatings et  al  v.  Aigner Corp.   et  al,  pursuant  to
which the plaintiffs were seeking reimbursement for some portion of the $1 million spent for clean-up of the Fisher-Calo Site outside of the aforementioned settlement. The Company paid $4,000 in full settlement of this suit in
1995. The Company has an accrued liability of $245,000 related to these matters at December 31, 1996 and, although  the  actual  cost  of remediation  for the Fisher-
Calo Site may prove to be more  or less than   $40   million,
it is managements opinion, based upon investigation of the quantities and types of waste and the other parties involved, that the Companys share of any liability will not substantially exceed the amount accrued at December 31, 1996. The adequacy of this reserve is reviewed periodically as more definitive information becomes available.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


                            PART II
ITEM   5.    MARKET  FOR  REGISTRANTS  COMMON  EQUITY  AND
RELATED STOCKHOLDER MATTERS

The Companys common stock, par value $.01 per share (Common Stock), is traded in the Nasdaq National Market tier of The Nasdaq Stock Market (Nasdaq), under the symbol CFCI. The Common Stock began trading on Nasdaq on November 17, 1995 in connection with the Companys initial public offering
(IPO) of the Common Stock.                       On
December 31, 1996, the last reported sale price of the Common Stock on the Nasdaq National Market was $11.25 per share.
At March  21, 1996,  there were approximately 1,312 record
holders of the  Common Stock.       The table below sets for
the high and low sales  prices  of
shares of Commons Stock on the Nasdaq National Market as
reported
by Nasdaq for the periods indicated.
                      Market Information
                                               Price per Share
                                                 of Common
                                                 Stock
                                               High
Low Year Ended December 31, 1995
          4th Quarter (1)                     10.25
8.625
Year Ended December 31, 1996
   1st Quarter                                12.00
8.875
   2nd Quarter                                18.00
11.750
   3rd Quarter                                17.00
11.750
   4th Quarter                                13.75
10.000
____________________
(1) The price range of Common Stock for this period begins on November 17, 1995.



The Company has not paid any dividends other than (i) dividends on its Common Stock to permit stockholders to pay taxes on their proportional share of the Companys income during the period the Company was an S-Corporation for federal and state income tax purposes; (ii) a dividend to permit repayment of loans made by the Company to its stockholders in connection with their purchase of minority interests in three of the Companys subsidiaries; and (iii) an S-Corporation dividend to its then existing stockholders of an aggregate amount of $4,500,000 (the S-Corporation Dividend) which SCorporation Dividend was paid immediately following the closing of the IPO using a portion of the net proceeds of  the  IPO.
The
aggregate  amount  of  the  S-Corporation Dividend
represented the estimated undistributed earnings of the Company through the closing date of the IPO. The Company intends to retain its earnings to finance its growth and for general corporate purposes and therefore does not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of any future dividends will be subject to the discretion
of the Board of Directors of the Company. In  addition,
the Companys  bank credit  facility  prohibits  the payment
of cash dividends.  See Item 7.  Managements  Discussion
and Analysis of   Financial   Condition        and
Results
of
OperationsLiquidity and Capital Resources. Any determination as to the payment of dividends in the future will depend upon results of operations, capital requirements, restrictions in loan agreements, if any, and such other factors as the Board of Directors may deem relevant at the time.
ITEM 6.  SELECTED FINANCIAL DATA

The  selected  financial data set forth below has been
derived from the financial statements of the Company. The financial statements for each of the years in the five-year period ended December 31, 1996, have  been  audited  by
Price  Waterhouse  LLP,  independent
accountants, whose report for the years ended December 31, 1994, 1995 and 1996 appears elsewhere in this report.
The selected financial data at and for the fiscal year ended December 31, 1992 are derived from unaudited financial statements which, in the opinion of management, include all adjustments necessary to present fairly the data for such periods. The unaudited pro forma data have been derived from the financial statements of the Company and adjusted to reflect a provision for income taxes as if the Company had been a C-Corporation since inception and further adjusted to reflect  the sale by the
Company of Common Stock in the  IPO.   This selected
financial
data  should  be  read  in  conjunction   with Managements
Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and related notes thereto appearing elsewhere in this report.

                                         Year Ended December
                               31, 1992   1993    1994    1995
                               1996
                                        (In  thousands,
                                        except per
share data)

Income Statement Data:
Net sales                   $22,394$25,328 $27,808
$34,177$37,227 Cost of sales                13,410 14,940
16,469  20,103 22,985 Gross profit                  8,984
10,388  11,339  14,074 14,242 Selling,  general and
administrative                               6,478     6,537
7,152
7,243                  7,863
Research and development         707  1,019  1,062   1,109
1,304
Operating income              1,799  2,832   3,125   5,722
5,075 Interest expense          575    572     669     705
229
Other (income) expense               -         -       (5)
(12)
17
Income  before taxes and minority interest    1,224
2,260 2,461
5,029                  4,829
Provision  (benefit) for income taxes (1)     (491)
155 162
1,669                  1,831
Minority interest in net income (loss)       (195)    (270)
(214)
210                       15
Income  from  continuing operations    1,910   2,375   2,513
3,150
2,983
Discontinued operations:
      Loss  from  discontinued  operations             -
(758)
-                          -         -
       Loss  on  disposal  of  discontinued  operations
-
(260)                      -          -          -
Net income                  $ 1,910$ 1,357 $ 2,513 $ 3,150$
2,983

Pro forma net income from continuing
      operations  (1996 actual)      $    785$ 1,425 $ 1,463$
3,252
$ 2,983
Pro forma net income from continuing
operations per share (1996 actual) (2)          -      -$
0.44
$
0.95                   $          0.66
                                         Year Ended December
                               31, 1992   1993    1994    1995
                             1996
                                        (In  thousands,  except
per share data)
Pro forma weighted average number of shares
     of common stock and equivalents outstanding
     (1996 actual)                -      -   3,302   3,432
4,517
Pro forma net income from continuing
      operations, as adjusted (1996 actual) (2)  (3)
-                    $ 1,694$ 3,522$ 2,983
Pro forma net income from continuing operations
      per share, as adjusted (1996 actual) (2) (3)           -
$ 0.38                   $   0.78   $    0.66
Pro forma weighted average number of shares
     of common stock and equivalents outstanding,
    as  adjusted (1996 actual) (3) (4)           -       -
4,502 4,501                  4,517
Other Data:
Capital expenditures        $ 1,900$ 1,937 $ 1,591 $ 1,092$
3,862 Depreciation  and amortization     869   1,107    1,249
1,423 1,535
EBITDA (5)                    2,668  2,831   4,379   7,157
6,593

Balance Sheet Data (at period end):
Working capital             $ 3,276$ 4,455 $ 5,973 $ 7,950$
10,635 Total assets                 16,112 17,718  19,937
23,269 28,206 Total debt (6)                7,985  8,793   9,252
2,110  5,932 Stockholders equity          3,714  4,152   5,785
11,953 15,078 ________________
(1)   The  Company became an S-Corporation for federal  and
certain
state income tax purposes as of June 1, 1992, and effective upon the consummation of the IPO, became a C-Corporation.
(2) Pro forma net income from continuing operations for the periods 1992 through 1995, reflects an adjustment to show assumed federal and state income taxes based on statutory (federal and state) tax rates for the periods during which the
  Company was treated as an S Corporation.   No  tax  benefit is
  reflected for losses of the Companys holographics joint venture, which resulted in a net operating loss carry-forward which the Company started to use as profits were generated beginning in 1995. The pro forma net income from continuing operations in 1992, 1993, and 1994 would have been $822,000, $1,554,000 and $1,625,000 if the tax benefits of these losses were reflected at the assumed tax rates.
(3) Adjusted to give effect to the sale by the Company of Common
 Stock in the IPO as of the beginning of the period and the use of the proceeds therefrom.
(4) Adjusted to give effect to the issuance of 34,736 shares of Common Stock in exchange for the minority interest in the Companys subsidiaries.
(5) EBITDA as used herein means earnings before interest expense, interest income, taxes, depreciation, and amortization and excludes minority interests.
(6)  Includes current and long-term portions of debt.



ITEM   7.     MANAGEMENTS  DISCUSSION  AND  ANALYSIS  OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company formulates, manufactures, and sells chemically complex, transferable multi-layer coatings for use in many diversified markets such as furniture and building products, pharmaceutical products, transaction cards (including credit cards, debit cards, ATM cards, and access cards), and on
holographic authentication seals.   The Companys net sales
increased 66.1% from $22.4 million in 1992 to $37.2 million in 1996. During that period, the Company realized sales dollar growth in all of its major product lines. The Companys operating income more than doubled over this four-year period,
increased from $1.8 million, or                             8.0%
of net sales in 1992 to
$5.1 million, or 13.6% of net sales in 1996.
The Company has experienced, and expects to continue experiencing, shifts in the relative sales and growth of its
various products over time.   The  Company believes that such
shifts are in  the  ordinary course of business and are
indicative of its focus on specific niche markets.   During  the
period from 1992 to 1996,  printed  products sales  rose  from
19.6% to                       39.3% of  net  sales.
Pharmaceutical products sales
declined from 26.2% in 1992 to         21.2% of net sales  in
1996   due   to   the  growth  of  other  product   lines.
Actual pharmaceutical product sales increased from $5.9 million in 1992 to $7.9 million in 1996, or an increase of 35.5% over
that four-year period.   Security products sales increased from
6.9% in 1992 to 10.3% of net sales in 1996. Holographic products grew from 3.5% in 1992 to 11.6% of net sales in 1996.

The Companys gross profit reflects all direct product costs and direct labor, quality control, shipping and receiving, maintenance, process engineering, plant management, and a
substantial portion  of the   Companys   depreciation  expense.
Selling,   general   and administrative   expenses   are
primarily   composed   of    sales representatives salaries and
related expenses, commissions to sales representatives, advertising costs, management compensation and corporate
audit  and  legal  expense.   Research  and  development
expenses include   salaries   of  technicalpersonnel,   related
depreciation, and experimental materials.


Results of Operation

The following table sets forth, for the periods indicated, certain items from the Companys financial statements as a percentage of net sales for such periods:

                                                December 31,
                                         1994      1995
                                         1996
Net sales                                100.0%     100.0%
100.0%
Cost of sales                              59.2       58.8
61.7
Gross profit                               40.8       41.2
38.3
Selling, general and administrative        25.8       21.2
21.2
Research  and development                         3.8
3.3
3.5
Operating income                           11.2       16.7
13.6
Interest    expense   and    other
2.4
2.0                                     0.6
Income before taxes and minority interest
8.8
14.7                                    13.0
Provision for income taxes                   0.6        4.9
4.9
Minority interest                           (0.8)       0.6
0.1
Discontinued operations                         -          -
-
Net income                                   9.0%       9.2%
8.0%
1996 Compared to 1995

Net sales for the year ended December 31, 1996 increased 8.9% to $37.2 million from $34.2 million for the year ended December 31, 1995. Printed products sales increased 23.0% to $14.6 million from $11.9 million primarily due to an increase
in the Companys market share.   Pharmaceutical product sales
increased                                3.8% to
$7.9 million from  $7.6 million.  Security products
(magstripe, signature panels,
and tipping products for credit cards) sales increased 13.7% to $3.8 million from $3.4 million. This increase is primarily due to the Companys enhanced magstripe products. Sales of other pigmented and simulated metal products decreased .9% to $6.5 million from $6.6 million, primarily due to the Company choosing not to produce low margin products. Holographic product sales decreased 8.0% to $4.3 million for the year ended December 31, 1996 compared to $4.7 million for the year ended December 31, 1995, primarily due to
Microsofts Windows `95 being delivered to the marketplace in 1995 with no similarly-sized sales during 1996.

Gross profit for the year ended December 31, 1996 increased
1.2% to
$14.2  million  from $14.1 million for the year ended
December 31, 1995.   The increase in gross profit was
attributable to the growth in sales, offset by increased product start-up costs due to new technology relating to the introduction by the Company of a new product for the manufactured housing industry in the third quarter. The gross profit margin for the year ended December 31, 1996 decreased to 38.3% from 41.2% for the year ended December 31, 1995. This decrease in margin is primarily due to the product start-up costs in the third quarter of 1996 discussed above. Although the Company does not fully allocate all costs on a product line basis, the Company believes that its gross profit margin typically is not substantially different for any of its major product categories. Selling, general and administrative expenses for the year ended December 31, 1996 increased to $7.9 million from $7.2 million for the year ended December 31, 1995. This increase is primarily due to the onetime investment by the Company to engage the services of a consulting firm to develop a marketing strategy for the Pacific Rim and also due to the addition of sales and marketing resources for the Pacific Rim. Selling, general and administrative expenses for the year ended December 31, 1996 did not change as a percentage of net sales at 21.1%.

Research  and  development expenses for the year ended
December 31, 1996  increased
17.6% to $1,304,000 from $1,109,000  for  the  year
ended December 31, 1995.  Research and development expenses
for the year  ended December 31, 1996 increased as a
percentage of net sales to        3.5%  from  3.3%  for the
year ended December  31,  1995.
This
percentage increase was primarily due to the increase in holographic research and development.

Operating income for the year ended December 31, 1996 decreased 11.3% to $5.1 million from $5.7 million for the
year ended December 31,  1995.   Operating income for the year
ended December 31, 1996 decreased as a percentage of net sales to 13.6% from 16.7% for the year ended December 31, 1995. The decrease was primarily a result of an increase in product start-up costs due to new technology introduced to the manufactured housing industry in the third quarter and an increase in expenses resulting primarily from a one-time investment whereby the Company engaged the services of a consulting firm to develop the Companys marketing strategy for the Pacific Rim and the addition of sales and marketing resources for that area of the world.

Interest expenses for the year ended December 31, 1996 decreased 67.5% to $229,000 from $705,000 for the year
ended December  31, 1995.   The  decrease in interest expense
resulted from the Company paying off its revolving loan in the amount of $3.6 million and a machinery and equipment loan of $1.6 million on November 22, 1995 with the proceeds of the IPO.

Income taxes for the year ended December 31, 1996 increased
9.7% to
$1,831,000 from $1,669,000 for the year ended December 31, 1995. This increase was primarily the result of the Company no longer being treated as an S-Corporation for federal and certain state income  tax  purposes  following the IPO.  The  termination
of the Companys S-Corporation status on November 22, 1995 required the Company to establish a provision of $1,148,247 for cumulative deferred taxes.
Net  income for the year ended December 31, 1996 decreased
5.3% to
$3.0 million from $3.2 million for the year ended December 31, 1995. This decrease was primarily due to increased product startup costs related to new technology introduced to the manufacturing housing industry in the third quarter of 1996 and an increase in selling, general and administrative expenses which were the result of a onetime investment whereby the Company engaged a consulting firm to develop a marketing strategy for the Pacific Rim and the addition of sales and marketing resources for that region. Net income for the year ended December 31, 1996 decreased 8.3% to $3.0 million from pro forma $3.3 million for the year ended December 31, 1995, due primarily to the product startup costs and costs incurred to develop a marketing strategy for the Pacific Rim as discussed above.
The pro-forma net income of $3.3 million assumes the Company had been a C-Corporation throughout 1995.


1995 Compared to 1994

Net  sales for the year ended December 31, 1995 increased
22.9% to
$34.2  million  from $27.8 million for the year ended
December 31, 1994.   Printed product sales increased 52.0% to
$11.9 million
from $7.8 million primarily due to an increase in the Companys market share. Pharmaceutical product sales increased 18.9% to $7.6 million from $6.4 million, primarily due to
increased international  demand by  Baxter.   Security
product (magstripe, signature  panels,  and tipping  products
for credit cards) sales increased   43.3%  to  $3.4
million  from $2.4 million.  This increase is primarily  a
one time increase due to enhanced product features including covert and additional security features required for MasterCard signature panels.
MasterCard changed its specifications in order to permit credit cards with three-year expiration dates as compared to the previous card format with two-year expiration dates. Sales of other pigmented and simulated metal products decreased 26.3% to $6.6 million  from  $9.0 million, primarily due to the gross
margin for certain products declining below a level at which the Company wants to compete. Holographic product sales increased 107.7% to $4.7 million for the year ended December 31, 1995 compared to $2.3 million for the year ended December 31, 1994, primarily due to the start up of Microsofts Windows `95 being
delivered to       the
marketplace in August, 1995.
Gross profit for the year ended December 31, 1995 increased 24.1% to $14.1 million from $11.3 million for the year ended December 31, 1994. The increase in gross profit was attributable to the growth in sales and reduced costs. The gross profit margin for the year ended December 31, 1995 increased to 41.2% from 40.8%
for the year ended December 31, 1994. Although the Company does not fully allocate all costs on a product line basis, the Company believes thatits gross profit margin typically is not substantially different for any of its major product categories.

Selling, general and administrative expenses for the year ended December 31, 1995 increased 1.3% to $7.3 million from $7.2 million for the year ended December 31, 1994. Selling, general and administrative expenses for the year ended December 31, 1995 decreased as a percentage of net sales to 21.2% from  25.7%  for  the
year  ended  December  31,  1994.   This  percentage  decrease
was
primarily due to the increase in net sales.

Research and development expenses for the year ended December 31, 1995 increased 4.5% to $1,109,000 from $1,062,000 for the year ended
December 31, 1994. Research and development expenses for the year ended December 31, 1995 decreased as a percentage of net sales to 3.3% from 3.8% for the year ended December
31, 1994.               This
percentage decrease was primarily due to the increase in net sales.

Operating income for the year ended December 31, 1995 increased 83.1% to $5.7 million from $3.1 million for the
year ended December 31,  1994.   Operating income for the year
ended December 31, 1995 increased as a percentage of net sales to 16.7% from 11.2% for the year ended December 31, 1994. The increase was primarily a result of lower costs and economies of scale.

Interest expense for the year ended December 31, 1995 increased 5.4% to $705,000 from $669,000 for the year ended December 31, 1994. This increase was due to the average prime rate increasing to 8.75% during the period from 6.75% in the prior year period. However, a 6.95% swap on $2,000,000 of revolving debt which expired in October, 1995 reduced interest expense approximately $30,000 during the year ended December 31, 1995. Interest expense also increased due to increased average borrowings to support additional working capital of $1.3 million. This increase was used to support an increase in inventory for European sales. The Company used the proceeds of the IPO to pay off its revolving loan in the amount of $3.9 million and the machinery and equipment loan of $1.6 million.

Income taxes for the year ended December 31, 1995 increased to $1,669,000 from $162,000 for the year ended December 31, 1994. This increase was primarily the result of the Company no longer being treated as an S-Corporation for federal and certain state income tax purposes following the IPO. The termination of the Companys SCorporation status on November 22, 1995 required the Company to establish a provision of $1,148,247 for cumulative deferred taxes.

Net income for the year ended December 31, 1995 increased 25.4% to $3.2 million from $2.5 million for the year ended December 31, 1994. The increase was primarily a result of
higher net sales  and controlling  costs.   On a pro forma
basis as if the Company had always been a C-Corporation for income tax purpose, net income increased 122.3% to $3.3 million in 1995 from $1.5 million in 1994.

Quarterly Results of Operations
The following table presents unaudited financial results for each of the eight quarters in the period ended December 31, 1996. This data has been prepared on a basis consistent with the audited financial statements appearing elsewhere in this report, and in the opinion of management, includes all necessary adjustments (consisting only of normal recurring
adjustments)  required to  present  fairly   the unaudited
combined quarterly results when read in conjunction with the audited combined financial statements of the Company and notes thereto  appearing
elsewhere in  this  report.   The  results   of operations for
any quarter are not necessarily indicative of results to be expected for any future period.
                                        Quarter Ended
                      Mar.  31     June 30      Sept. 30
Dec.
31 Mar.  31            June  30     Sept. 30     Dec.  31
1995
1995                     1995         1995          1996
1996
1996                   1996
Net sales
$7,758$8,233$9,027$9,160$9,540$9,886$8,282$9,519
Cost of sales        4,3844,8255,265 5,630   5,6345,703 5,555
6,093
     Gross profit     3,374 3,4083,762 3,530   3,9064,183
                          2,7273,426
Selling, general and administrative
   expense          1,953 2,0352,150 2,214   2,1612,239
2,6442,123 Operating income    1,421 1,3731,612 1,316
1,7451,944            831,303
Interest expense      187   201  177   141      60   62    59
48
Other (income) and expense               -      (8)       -
(4)
16                 1       -      -
Income before taxes and minority
   interest         1,234 1,1801,435 1,179   1,6691,881
241,255
Provision for income taxes        73    50      451,500
646705
18               462
Minority interest           -     70   129       11        -
69
(56)               2
    Net  income  (loss)      $1,161$1,060$1,261$
(332)$1,023$1,107$ 62
$
791

Percentage of Net Sales
Net sales
100.0%100.0%100.0%100.0%100.0%100.0%100.0%100.0% Cost of sales
56.5 58.6 58.3 61.5              59.1   57.767.1        64.0
   Gross profit     43.5  41.4 41.7  38.5   40.9  42.3  32.9
36.0
Selling, general and administrative
    Expense             25.2   24.7   23.8   24.2  22.6  22.6
31.9
22.3
   Operating income 18.3  16.7 17.9  14.4   18.3  19.7   1.0
13.7
Interest expense     2.4   2.4  2.0   1.5    0.6   0.7   0.7
0.5
Other (income) and expense         - (.1)      -     (.0)  0.2
-
-                  -
Income before taxes and minority
   interest         15.9  14.3 15.9  12.9   17.5  19.0    .3
13.2
Provision for income taxes      0.9   0.6    0.5  16.4    6.8
7.1
 .3                 4.9
Minority  interest         -  0.9       1.4    0.1     -  0.7
(.7)
-
   Net income (loss)      15.0 12.9  14.0  (3.6)  10.7  11.2
 .7
8.3

The  fourth quarter sales for 1995 and 1996 have been stronger than
the  third  quarter  sales, primarily due to the growth  in
printed
coating products. Offsetting this increase, however, is a seasonal decrease in pharmaceutical product sales, as people
typically  defer elective   surgeries  between  Thanksgiving
and New  Years.                                           In
addition, many of the Companys customers attempt to reduce their inventories prior to the calendar year end. Consequently, first quarter sales are typically stronger
than the  preceding  fourth quarter.   The gross profit in the
third quarter of 1996  was  lower due         to unusually
high
start-up costs due to new technology relating to the introduction by the Company of a new product for the manufactured housing industry and lower sales volume
(spreading fixed costs over fewer units). Selling, general and administrative expense increased as a result of a one-time investment whereby the Company engaged the services of a consulting firm to develop a marketing strategy for the Pacific Rim and approximately $100,000 of service costs due to the re-engineering of manufacturing functions. The net loss in the fourth quarter of 1995 was due to the termination of the Companys S-Corporation tax status and the resultant recording of deferred taxes of $1,148,247.




Liquidity and Capital Resources

The  Companys primary sources of working capital have been net cash
provided  by  operating activities and net borrowings under
various loan  agreements.   Net  cash provided by operating
activities  was $1,716,000,  $5,193,000 and $2,451,000 for the
years ended  December 31,                     1994,  1995  and
1996 respectively.  The decline  in  net  cash
provided by operating activities in 1996 was largely
attributable to the   increase  in working capital from $7.9
million at December  31,
1995  to  $10.6  million  at December 31, 1996.   This
increase
is
primarily due to managements decision to increase inventory
levels
by approximately $734,000 to support anticipated demand from certain key customers and product lines. Other components of working capital increased due primarily to a net reduction in the current liabilities relating to: the payment of a dividend of approximately $800,000 to the pre-IPO shareholders in 1996 for their share of taxes on the Companys SCorporation income and a $523,000 reduction in accrued bonus and gain share obligations pursuant to the Companys employee bonus plan and gain share plan.
The Companys capital expenditures totaled approximately $1,591,000, $1,092,000, and $3,862,000 for the years ended
December  31,  1994, 1995  and  1996  respectively,  and
included the  following:  the
acquisition  of  the 60 wide embosser for holographic
coatings in 1994; the acquisition of high speed computerized slitting equipment in 1995; and, progress payments for the new 50 wide printing press in 1996. To fund their income tax
liabilities on the Companys net income                 and
the
repayment  of  stockholder  loans,  the   Company previously
made S-Corporation dividends to its existing stockholders of $5,775,000 and $800,000 in the years ended
December 31, 1995 and 1996, respectively, which included a special $4.5 million SCorporation dividend paid immediately prior to the closing of the IPO in 1995.

In June 1996, the Company received proceeds of approximately $4,005,000 pursuant to an Illinois Revenue
Bond financing,  which matures  in  2008.    These proceeds
are being
used to finance the acquisition of the new 50 wide printing press and related plant additions to ensure capacity for the continued growth of the Companys printed products line. At December 31, 1996, $1.5 million of this borrowing had not been used. This unused portion of the borrowings was classified as restricted cash and was invested in short-term investments. The Company incurred $168,000 of costs associated with the issuance of the bonds, which will be amortized over twelve years.

The Companys revolving credit agreement with a bank (the Credit Facility) provides for borrowings under a revolving credit loan of specified percentages of eligible accounts receivable and inventory, with total borrowings not to
exceed $5,500,000.   The  principal balance of the revolving
credit loan was zero at December 31, 1996. The revolving credit loan expired February 1, 1997 and bore interest at the banks prime rate (8.25% at December 31, 1996) or, at the Companys option, at LIBOR (5 17/32% at December 31, 1996) plus 2.5%. The Credit Facility was renewed as an unsecured facility with total borrowings not to exceed $4,500,000, expiring April 1, 1998, and bears interest at the banks prime rate or, at the Companys option, at LIBOR plus 1%. A .25%
fee applies for undrawn funds. The   Credit  Facility  also
provides  for  two term loans.   The
outstanding principal balance of term loan A was $1,742,000 as of December 31, 1996 and was due April 1, 1997. Term loan A was extended until February 1, 1999. Interest on term loan A accrues at the banks prime rate plus 0.25%, but not to exceed 9.5%. All amounts  outstanding on the Companys term loan B were  repaid
in 1995.   The Credit Facility contains covenants which limit
aggregate annual lease payments to $500,000 and capital expenditures to $2.5 million and prohibit the declaration of dividends (other than SCorporation dividends and the 1995 $4.5 million S-Corporation Dividend) and transactions between the Company and its affiliates. It is also an event of default under the Credit Facility if the Company incurs any net losses for any fiscal period.
The  bank
waived the capital expenditure covenant for the purposes of acquisition of the new 50 press and related property developments in 1996.

The Company believes that the net cash provided by operating activities and amounts available under the Credit Facility are sufficient to finance the Companys growth.
Seasonality and Impact of Inflation

Historically, the Company has experienced lower net sales levels during the fourth quarter and increased net sales levels during the following first quarter. This is due to typical yearend depletion of inventories by the Companys customers. It is also due in large part to the holidays at the end of the year, as the Companys customers have an increased number of holiday plant closings.
In
addition, fourth quarter pharmaceutical
product sales generally are lower as a result of the postponement of elective surgeries during holiday periods. However, due to the strong growth of printed products, the fourth quarter sales have been greater than the third quarter sales in each of the last two years.

Inflation has not had a material impact on the Companys net sales or income to date. However, there can be no assurance that the Companys business will not be affected by inflation in the future.


Recently Issued Accounting Standards

The FASB has issued Statement of Financial Account Standard No. 123, Accounting for Stock Based Compensation, which became
effective in 1996.   This  Statement establishes an
alternative to the Companys current method of accounting for compensation associated with stock issued to employees. Management did not adopt the alternative method allowed by SFAS No. 123. Accordingly, adoption of this Statement
required additional financial   statement   footnote
disclosures to describe the Companys stock-based compensation.


Special Note on Forward-Looking Statements

The statements contained in this report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of
1995.   A  number  of important  factors  could  cause the
Companys actual results for future periods to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. These factors include, among other things: continuation of market growth trends; reliance on a single manufacturing facility; reliance on key personnel; control by the principal shareholder; the Companys reliance on significant customers; the Companys ability to develop new products and protect the proprietary formulae and technology related to its products; the Companys ability to be competitive with other producers of specialty transferable coatings and alternative products; fluctuations in foreign currency exchange rates and their impact on the level and profitability of foreign sales; and general economic conditions as they may impact the Companys customers.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                 INDEX TO FINANCIAL STATEMENTS




Page Report of Independent Accountants
23
Consolidated Balance Sheets at December 31, 1996 and 1995
24
Consolidated Statements of Income for the years ended December
31, 1996, 1995 and 1994
25
Consolidated Statements of Cash Flows for the years ended
December 31, 1996, 1995 and 1994
26

Consolidated Statements of Stockholders Equity for the
years ended December 31, 1996, 1995 and 1994
27

Notes to Consolidated Financial Statements at December 31,
1996 28



Financial Statement Schedules


     Schedule II --- Valuation and Qualifying Accounts
All  other  schedules for which provision is made in the



applicable accounting  regulations  of the Securities and



Exchange  Commission have  been  omitted because they are



not required under the  related instructions,  are  not



applicable, or  the  information  has  been provided in the



Financial Statements or the notes thereto.



















             REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors of
CFC International, Inc.



In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of CFC International, Inc., and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Companys management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with
generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material
misstatement.   An  audit includes examining, on a test basis,
evidence supporting the amounts and   disclosures  in  the
financial  statements, assessing   the
accounting  principles  used  and  significant  estimates

made by management,   and   evaluating  the  overall

financial statement presentation.  We believe that our audits provide a reasonable basis for the opinion expressed above.





PRICE WATERHOUSE LLP

































Chicago, Illinois
February 7, 1997

                     CFC INTERNATIONAL, INC.
                  CONSOLIDATED BALANCE SHEETS

                                                     December
                                                31, 1996
                                                1995
 ASSETS
 CURRENT ASSETS:
     Cash and cash equivalents                   $927,703  $
                            916,480
 Accounts receivable, less allowance for doubtful accounts of
     $565,000 and  $348,000  respectively    5,996,657
     5,915,409
 Employee receivable                         220,833
163,093
 Inventories (Notes 1 and 3):
     Raw materials                           837,307
1,159,340
     Work in process                         1,086,308
919,268
     Finished goods                          5,142,558
4,254,109
                                             7,066,173
6,332,717
  Prepaid expenses and other current assets          392,593
  357,257
      Deferred income taxes                       663,520
                              651
  ,141
         Total current assets                15,267,479
  14,336,097
 Property, plant and equipment, net (Notes 1, 3 and 4)
  10,866,717                                 8,479,597
   Other assets                               561,085
453,725
   Restricted cash (Note 3)                   1,510,827
-
         Total assets                        $28,206,108
  $23,269,419

 LIABILITIES AND STOCKHOLDERS EQUITY
 CURRENT LIABILITIES:
          Current portion of long-term debt (Note 3)
                     .....................
  $                               368,124    $172,655
Accounts payable                            2,558,486
2,181,102
        Accrued environmental liability (Note 10)
                         244,937
  300,000
 Dividend payable                                  0
800,000
 Accrued bonus                               200,290
724,000
   Accrued vacation                           236,422
244,212
 Other accrued expenses and current liabilities
1,024,507
  1,964,512
         Total current liabilities
4,632,766
6,386,481
  Deferred income taxes
1,785,740
1,799,388
Long-term debt (Note 3)                     5,564,027
1,937,139
 Minority interest in CFC Applied Holographics (Note
  9) 1,145,240
  1,192,952
         Total liabilities
13,127,773
11,315,960
 STOCKHOLDERS EQUITY:
Voting Preferred Stock, par value $.01 per share, 750 shares authorized,
     no shares issued and outstanding              -
-
 Common stock, $.01 par value, 10,000,000 shares authorized;
  4,132,605
     and 4,118,491 shares issued at December 31, 1996 and
     1995 respectively                             41,326
     41,184
 Class B common stock, $.01 par value, 750,000 shares
     authorized; 534,030 and 534,030 shares issued and
     outstanding at December
  31,
     1996 and 1995 respectively                5,340
5,340
 Additional paid-in capital                  10,139,248
  10,027,677
 Retained earnings                           5,110,647
2,127,177
 Cumulative translation adjustment           (27,891)
(57,584)
                                             15,268,670 12,143,794
 Less 156,142 treasury shares of common stock, at cost at December 31,
     1996 and 1995 respectively                (190,335)
  (190,335)
                                             15,078,335 11,953,459
 CONTINGENCIES (Note 10)
      Total liabilities and stockholders equity       $28,206,108 $
  23,269,419


    The accompanying notes are an integral part of the financial statements.
                         CFC INTERNATIONAL, INC.

                    CONSOLIDATED STATEMENTS OF INCOME


                                                December 31,
1996    1995     1994 Net
sales                        $37,227,333     $
34,177,344                          $   27,808,314
Cost of goods sold                      22,984,895       20,103,407
16,469,036
Gross profit                            14,242,438       14,073,937
11,339,278
Marketing and selling expenses          4,082,588 3,746,807 3,270,938
General and administrative expenses     3,615,341 3,228,052 3,553,546
Research and development expenses       1,304,304 1,109,247 1,061,697
Patent litigation expenses              164,590   267,910   328,000
                                        9,166,823 8,352,016 8,214,181
Operating income                        5,075,615 5,721,921 3,125,097
Other (income) expenses:
     Interest                           228,909   705,250   669,018
     Miscellaneous                       16,962   (12,274)  (4,485)
                                        245,871   692,976   664,533
Income before income taxes and minority interest         4,829,744
5,028,945 2,460,564
Provision for income taxes (Note 2)     1,831,141 1,668,874 162,000
                                        2,998,603 3,360,071 2,298,564
Minority interest in (income) loss of CFC Applied Holographics
(15,133) (209,869)                              214,457
Net income                              $2,983,470      $3,150,202$
2,513,021

Unaudited pro forma data (Note 2):
   Income before income taxes and minority interest                 $
5,028,945 $
2,460,564
     Provision for income taxes                   1,567,000 1,212,000
                                                  3,461,945 1,248,564
     Minority interest in loss (income) of CFC Applied
          Holographics                            (209,869) 214,457
     Pro forma net income                         $3,252,076
$
1,463,021

Net Income and pro forma net income per share         $ 0.66
$
0.95                                $   0.44
Weighted average number of common stock and common stock
     equivalents used in the net income and pro forma net
     income
     per share calculation                 4,516,601
     3,431,618
3,301,736
Supplemental pro forma net income per share                $
0.78$0.38
Weighted average number of common stock and common stock
     equivalents used in the supplemental pro forma net income per share calculation
     4,501,183
4,501,736

   The accompanying notes are an integral part of the

                            financial statements.

                      CFC INTERNATIONAL, INC.

              CONSOLIDATED STATEMENTS OF CASH FLOWS


















                                          December 31,
                                          1996
                                          1995
                                          1994
Cash flow from operating activities:
     Net income                         $2,983,470
$
3,150,202                           $   2,513,021
          Adjustments to reconcile net income to net
               cash provided by operating activities:
                    Depreciation and amortization
1,535,396                               1,423,043 1,249,087
                    Deferred income taxes         (26,027)  1,148,247
-
                    Minority interest in CFC Applied Holographics
15,133
209,869                                 (214,457)
                   Changes in assets and liabilities:
                         Accounts receivable      (81,248)  (1,681,651)
(635,988)
                         Inventories    (733,456) (325,623) (1,170,871)
                         Employee receivable      (57,740)  (163,093)
-
                         Prepaid expenses and other current assets
(35,336)
(113,016)                               405,173
                         Accounts payable         377,384   (64,483)
(398,687)
                         Accrued bonus            (523,710) 609,000
83,000
                         Accrued environmental liability    (55,063)       -
-
                   Accrued expenses and other current
liabilities                             (947,795) 1,000,520
(114,728)
                         Net cash provided by operating
activities 2,451,008
5,193,015                               1,715,550
Cash flows from investing activities:
     Additions to property, plant and equipment
(3,861,876)                             (1,091,993)
(1,590,720)
     Restricted cash                    (1,510,827)         -
-
     Increase in other assets             (87,900)          -
(180,025)
Net cash used in investing activities         (   5,460,603)
(1,091,993)
(1,770,745)

Cash flows from financing activities:
     Proceeds from revolving credit agreements    3,775,157
18,771,000
21,679,000
     Repayments of revolving credit agreements    (3,775,157)
(23,486,004)
(20,521,695)
     Borrowings under term loans              -         -
110,000
     Repayment of term loans            (111,504) (2,551,964)
(771,044)
     Borrowing under Illinois Revenue Bond, net
3,924,900                               -         -
     Repayment of capital lease         (71,139)  (31,665)
(48,237)
     Other borrowings                         -         -
10,985
     Minority interest contribution (payments)    (62,845)  (47,468)
311,771
     Proceeds from issuance of common stock       111,713   9,728,931      -
     Tax benefits from exercise of stock options            -
22,935
-
     Distributions to stockholders      (800,000) (5,755,197)
(971,200)
Net cash (used in) provided by financing activities         2,991,125
(3,349,432)
(200,420)
Effect of exchange rate changes on cash and cash equivalents
29,693
(6,159)                                 90,837
Increase (decrease) in cash and cash equivalents            11,223
745,431 (164,778)

Cash and cash equivalents:
     Beginning of period                916,480   171,049   335,827
     End of period                      $927,703  $916,480
$171,049


   The accompanying notes are an integral part of the financial statements.
                      CFC INTERNATIONAL, INC.

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY



                       Class BAdditional     Cumulative
Total
                  Commoncommonpaid-in  Retainedtranslation
                  Treasury
          stockholders
                  stock      stock      capital       earnings
adjustment
              stock         equity
Balance at December 31, 1993       $  27,141$ 6,408 $  239,515 $4,160,958
$ (142,262) $       (139,444) $4,152,316
Net income                            2,513,021
2,513,021
Distributions to stockholders
(971,200)                     (971,200)
Foreign currency translation
   adjustment                                  90,837           90,837
Balance at December 31, 1994       $  27,141$ 6,408 $  239,515 $5,702,779
$ (51,425) $        (139,444) $5,784,974
Net income                            3,150,202
3,150,202
Distributions to  stockholders                                 (2,055,197)
(2,055,197)
Exercise of options, including
   tax benefit     628        124,089                  (50,891)
73,826
Net proceeds from initial public
   offering      12,000               9,493,813
9,505,813
S-Corporation dividend                                 (4,500,000)
(4,500,000)
Repurchase of 21% interest
   in subsidiaries       347                    (347)
-
Foreign currency translation
   adjustment                                 (6,159)          (6,159)
Conversion of Class B common
   stock to common stock       1,068  (1,068)
-
Undistributed S-Corporation
   earnings                   170,260 (170,260)
-
Balance at December 31, 1995       $  41,184$ 5,340 $  10,027,677    $
2,127,177
$ (57,584)               $ (190,335) $  11,953,459
Net income                            2,983,470
2,983,470
Employee Stock Purchases         142          111,571
111,713
Foreign currency translation
   adjustment                                  29,693           29,693
Balance at December 31, 1996       $  41,326$ 5,340 $  10,139,248
$ 5,110,647
$ (27,891)               $ (190,335) $  15,078,335






   The accompanying notes are an integral part of the financial statements.
                    CFC INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1.  Nature of Business and Significant Accounting Policies


Nature   of   business   and  principles  of  consolidation.
CFC
International, Inc. (the Company) manufactures and sells coated film products and holograms. Its customers are primarily companies in the consumer products and medical supply industries. One pharmaceutical customer accounted for approximately 12, 13, and 15 percent of net sales during 1996, 1995 and 1994, respectively. Additionally, a second customer in the packaging business accounted for approximately 4 percent of net sales during 1996. The Company has no significant concentrations of credit risk.

During 1992, the Company sold 21% interests in its subsidiaries CFC International, Ltd. (U.K.), CFC Management, Inc. (see Note 9) and CFC International Sales, Inc. to the Companys stockholders at net book value, and elected S-Corporation status for federal income tax purposes.
The financial statements include the accounts of the Company and its subsidiaries as if they were wholly-owned for all periods presented because of the common ownership of the Company and its subsidiaries. The Company reacquired the 21% interests in its subsidiaries prior to the closing of the initial public offering of 1,200,000 shares of its common stock at $9.50 per share in November 1995. All significant intercompany transactions have been eliminated. For purposes of description, all financial statements are referred to as consolidated.

Inventories.    Inventories are stated at  the  lower  of
cost or market, cost being determined on the first-in, first-out (FIFO) basis.

Property, plant and equipment. Property, plant and equipment are recorded at cost. The straight-line method is used to compute depreciation for financial reporting purposes. Major improvements and betterments are capitalized while maintenance and repairs that do not extend the useful life of the applicable assets are charged to income as incurred.

Research and development costs. All research and development costs are expensed as incurred.

Revenue  recognition.   Revenue  is recognized  when
products are shipped.
Foreign  currency  translation.  The functional currencies
of CFC International, Ltd. (U.K.) and the Companys division located in Japan are their local currencies. The balance sheets of these entities are translated at year-end rates of exchange and their results of operations at weighted average rates of exchange for the year. Translation adjustments resulting from this process are recorded directly in stockholders equity and will be included in the determination of net income only upon sale or liquidation of the entities, which is not contemplated at this time. Earnings per share. Earnings per share are computed by dividing net income by the weighted average of common stock and common stock equivalents outstanding during the period, using the
treasury stock method.   Pro  forma  earnings  per share
have been computed by dividing pro forma net income by the weighted average of common stock and common stock equivalents outstanding during the period. The computation was performed after giving retroactive effect to the 1.2565385-for-1 stock split and stock dividend (Note 7), and assuming those shares necessary to be issued to re-acquire the 21% interests in its subsidiary companies were outstanding from the beginning of the period presented. Common stock equivalents include stock options to certain officers aggregating 62,828. Supplemental pro forma net income assumes the repayment of certain of the Companys debt at the beginning of the period presented and the resulting reduction in interest expense net of tax benefits. Weighted average number of common and common stock equivalents used in the supplemental pro forma earnings per share calculation assumes the retroactive effect of the 1.2565385-for-1 stock split, stock dividend (Note 7), the 34,736 shares issued to reacquire the 21% interests in the subsidiary companies and the 1,200,000 shares of the Companys common stock issued in the initial public offering, were outstanding during the entire period.
FAS  123.   Effective  January 1, 1996,  the  Company
adopted the disclosure method provisions of Statement of
Financial
Accounting Standards (SFAS 123) Accounting for Stock-Based Compensation. As permitted by SFAS 123, the Company continues to recognize stockbased compensation costs under the intrinsic value base method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.
Cash and cash equivalents. The Company considers all highly liquid investments readily convertible into cash to be cash equivalents. Cash equivalents at December 31, 1996 and 1995 included a $800,000 and $400,000 certificate of deposit with an original maturity of less than three months.
Fair value of financial instruments. As of December 31, 1996 and 1995, the carrying amount of the Companys financial instruments approximates their estimated fair value based upon market prices for the same or similar type of financial instrument.
Pervasiveness   of   estimates.   The  preparation   of
financial
statements   in  conformity  with  generally  accepted
accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Statement of cash flows.
                  SUPPLEMENTAL DISCLOSURES

                                        For Year Ended
                                         December 31, 1996
                                         1995  1994
Cash paid during the year for:
     Interest paid                      $209,063  $722,805
$680,000
     Income taxes paid                  2,026,090 101,000
150,000
Non-cash investing and financing activities:
    Lease assets and obligations capitalized           -
156,116 -



Note 2.  Income Taxes
The income tax (benefit) provision consists of the following:

                                        For Year Ended
                                          December 31, 1996
                                          1995 1994
Current Payable:
     Federal                            $1,488,424      $
241,644
$                                   -
     State                              340,784   103,125
25,000
     Foreign                             27,960   175,858
137,000
Deferred                                (26,027)  1,148,247
-
                                             $1,831,141
$
1,668,874                               $162,000



The Company elected, beginning June 1, 1992, to be treated as an SCorporation for federal and certain state income tax purposes. Coinciding with the Companys initial public offering in 1995, the Company terminated its S-Corporation status for federal and state income taxes on November 22, 1995. Accordingly, at that time deferred taxes were provided for temporary differences between the financial reporting basis
and the tax basis of the Companys assets and   liabilities,  in
accordance  with                         Statement  of
Financial
Accounting Standards (SFAS) No. 109 Accounting for Income Taxes. All income that was earned during the subsequent CCorporation time period was taxable at the current federal and
state tax rates.   In order to present amounts in a comparable
format, the statements  of income  for  1995  and  1994
include a pro forma adjustment for additional income taxes which would have been recorded if the Company had been a CCorporation for all periods presented, based on the tax
laws in effect during those periods.   The  Companys interests
in the net operating losses of CFC Management, Inc. have not been utilized in the period in which they arose to offset taxable income in the pro forma provisions because their use is limited by the taxable income of CFC Management, Inc.
This net operating loss carryforward was fully utilized in 1996.

Income tax provisions (benefits), calculated on a pro-forma basis for 1995 and 1994, are as follows:

                                              For Year Ended
                                                December 31,
                                                1995 1994
Current:
     Federal                                  $1,369,000
$837,000
     State                                    330,000
206,000
     Foreign                                  176,000
137,000
Deferred                                      (308,000)
32,000
                                              $1,567,000
$1,212,000
The provisions for income taxes differ from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to income from continuing operations before income
taxes   and   minority  interest  as  a  result  of  the
following differences:
                                              1996  1995   1994
                                             Actual   Proforma
Statutory  U.S. tax rates                     34.0%
34.0%
34.0%
Increase (decrease) in rates resulting from:
     State and local taxes                    4.7%    3.1%
5.7%
      Increase (decrease) in valuation allowance
-
(6.5%)                            5.6%
     Minority interest in operating loss (income) of
          CFC Management, Inc.               (0.1%)  (1.4%)
3.0%
     AMT credit                              (1.5%)    -     -
     Other, net                               0.8%   2.0%
0.9%
Effective  tax rate                                   37.9%
31.2%
49.2%


Deferred tax liabilities (assets) are as follows:

                                        For Year Ended December
                                          31, 1996  1995
                                          1994
                                               Actual
Proforma
Depreciation                                 $1,785,740
$
1,799,388                           $   1,587,000
Net operating loss carry-forwards             -   (65,095)
(328,000)
Valuation reserves                            -         -
328,000
Other, net                              (663,520) (586,046)
(230,000)
                                             $1,122,220

$ 1,148,247                               $1,357,000





Note 3.  Long-Term Debt

Long-term debt consists of the following:

                                                   December 31,
                                               1996        1995
Illinois Revenue Bonds                     $4,005,000   $     -
Revolving Credit Agreement                        -           -
Term Loan A                                1,741,648
1,853,152
Other                                       185,503     256,642
                                           5,932,151
2,109,794 Less  -  Amounts  included in current liabilities
368,124
172,655
                                           $5,564,027
$1,937,139


Illinois Industrial Development Revenue Bonds (IRB). The Company received $4,005,000 of proceeds from the issuance of
the  IRB  in June  1996.   At  December 31, 1996, the Company
had $1,510,827 of restricted cash as a result of $4,005,000 of proceeds received from the issuance of Illinois Revenue Bonds on June 20, 1996. The bonds mature on June 1, 2008. Issuance cost of $168,000 were capitalized and are being amortized over the life of the
bonds utilizing  the straight   line  method.   The  remaining
proceeds are currently invested in short term cash equivalents and will be used to fund the Companys 15,000 square foot addition to its primary production facility and the purchase of a new printing press for printed products.

The bonds bear interest at rates which are determined by the market and are reset weekly by the Remarketing Agent for the
bonds.   The maximum  annual rate of interest that the bonds
will bear  is  12%. The  annual  rate of interest at December
31, 1996 was 3.65%.
The Company will make annual principal payments of $200,250 during 1997 through 2007. The balance of $1,802,250 is due and payable when the bonds mature on June 1, 2008.
Term  Loan.   Term  Loan A is payable in monthly installments
of $9,292 with a final payment of $1,713,722 due April, 1997. Interest is payable quarterly at prime plus 0.25%, with a maximum rate of 9.50%. This term loan was renewed in March, 1997 for two years and is now due in April,
1999. Revolving Credit Arrangements. The Company and its subsidiaries have various revolving credit arrangements that provide for maximum borrowings of approximately $7,228,000.
Any outstanding borrowings bear interest at various rates averaging the respective banks prime rate (8.25% and 8.5%
at December 31, 1996  and  1995)  plus   2.5%.   All  of the
revolving
credit arrangements were  renewed  on March  3,  1997  and
expire on April 1,  1998.   No  amounts  were outstanding  at
December 31, 1996. Charges on undrawn balances on certain arrangements is .25% per annum.
The bank agreements contain covenants which, among other things, restrict new indebtedness, limit capital asset additions, restrict dividend declarations, and prohibit net losses. The borrowings are secured by substantially all of the Companys assets.  For 1996 and 1995,  the  bank has
waived the covenant that limits capital asset additions, in order to enable the Company to exceed the limits in these periods. Aggregate minimum principal payments for all long-term debt as of December 31, 1996 are as follows:
1997
$368,124
1998
440,387
1999
1,718,640
2000
200,250
2001
200,250
Thereafter
3,004,500


$5,932,151 Note 4.  Property, Plant and Equipment

Property, plant and equipment consist of the following:

                                         Estimated December
                                         31, Useful
Life
                                     1996       1995
Land                               $105,670   $105,670
Building                           3,041,914  2,643,714
30
years
Machinery and Equipment            12,596,064
11,748,946
20
years
Furniture and Equipment            1,612,736  1,495,026
10
years
Construction in Process            2,498,849        -
                                   19,855,233
15,993,356 Less    -    Accumulated   Depreciation
(8,988,516) (7,513,759)
                                   $10,866,717      $
8,479,597




Note 5.  International Operations and Export Sales

CFC  International, Ltd. (U.K.) is engaged in selling
the
Companys products throughout the United Kingdom and Europe. The following data in U.S. dollars, relative to the subsidiary, is included in the accompanying financial statements as of and for the year ended
December 31:
                                           1996     1995 1994
Assets                                       $1,141,614
$
1,018,271                           $   1,186,642 Liabilities
70,726   141,804 377,273
Net Sales                               4,819,567 4,280,554
3,386,148
Net Income                               73,332    64,942
102,105

The Company has a division engaged in selling the Companys products throughout Japan and the Pacific Rim. The following data in U.S. dollars, relative to the division, is included in the accompanying financial statements as of and for the year ended December 31:
                                           1996     1995
1994
Assets                                  $636,896  $853,412
$838,646
Liabilities                              37,204   185,798
257,712
Net Sales                               1,414,216 1,806,150
1,544,648
Net Income/(Loss)                       (11,526)  110,296
69,856

Export   sales   from  U.S.  operations  amounted  to
$5,780,161,
$3,358,892, and $2,670,000 in 1996, 1995 and 1994,
respectively.



Note 6.  Profit Sharing Plan

The Company maintains a profit sharing/401(K) plan for the benefit of all eligible employees, as defined under the plan agreement. Annual profit sharing contributions are discretionary as determined by the Board of Directors and
are funded as accrued.   Eligible employees  may  also
contribute up to 18% of their compensation to the plan subject to the maximum deferral limitations established by the IRS. Employee contributions are matched by the Company at the rate of 50% on the first 4% of the employees
compensation.    The Company  had no discretionary profit
sharing expense for the  three years  presented.   The
Company incurred approximately $81,000, $69,000, and $65,000 of 401(K) matching expense during 1996, 1995 and 1994, respectively.

Note 7.  Stockholders Equity

The Company has authorized 750 shares of Voting Preferred Stock, par value $.01 per share, which has no preemptive,
conversion, redemption,                    or   exchange
rights.   Dividends  and   liquidation
preference shall be applied to the purchase price per share. The Companys principal stockholder holds an option to
purchase  534 shares                       of     voting
preferred stock, subject to anti-dilution adjustments, par value $.01 per share, which voting preferred stock is entitled to 1,000 votes per share, quarterly dividends at an annual rate equal to the prime rate in effect as of the prior December 31 applied to the $500 per share exercise price and a liquidation preference of $500 per share plus any accumulated and unpaid dividends. The option is currently exercisable, and is not transferable.

The re-acquisition of the 21% interest in the Companys subsidiary companies held by minority stockholders was effected immediately prior to the closing of the initial
public offering in 1995.   This transaction  was executed
through an exchange of 34,736 shares of the Companys common stock for the shares held by the minority stockholders in the Companys subsidiaries. The fair market value of these shares was $330,000 (which the Board of Directors determined was the fair market value of the minority interest in the Companys subsidiaries).
All common stock and Class B common stock and per share amounts in the accompanying combined financial statements have been adjusted to give retroactive effect to the 1.2565385-for-1 stock split (which was authorized and
effected in August, 1995) for all periods presented.   In
1995, the Board of Directors declared and paid a cash dividend of up to $4,500,000 representing the estimated undistributed taxable income during the period in which it was an SCorporation to those stockholders who held shares of the Companys stock immediately prior to the re-capitalization and the closing of the initial public offering. The distribution was funded with the net proceeds received by the Company from the Companys initial public offering. Additionally on November 15, 1995, the Board of Directors declared a cash distribution of $800,000 to the
stockholders to permit payment of federal and state income taxes on the Companys income through the date of termination of SCorporation status. This dividend was paid in January1996. Common stock and Class B common stock have identical rights and privileges except for voting and conversion rights. Class B common stock is nonvoting, and is convertible at any time into an equal number of shares of common stock except that the conversion option is not available to any Class B common stockholder affiliated with the Companys principal common stockholder. During 1995, 106,805 shares of Class B common stock were converted into an equal number of shares of common stock.



Note 8.  Stock Options

Stock Option Plan. The Companys stockholders approved a Stock Option Plan (the Plan) in August 1995, which provides for the grant of non-qualified stock options to employees and directors of the Company and its subsidiaries. A total of 250,000 shares of common stock are reserved for issuance under the Plan, subject to anti-dilution and adjustment provisions. No options may be granted under the
Plan after August 15,         2005.  If
an option expires or is terminated or canceled unexercised, the shares related to such options are returned to the total shares reserved for issuance. The Plan is administered by a committee appointed by the board of directors, which determines the term of each option, option price, and number of shares for which each option is granted. At December 31, 1996 and 1995, options (with an exercise price equal to the fair market value at the date the option was granted), had been granted under the Plan as follows:

Shares Outstanding at December 31, 1995
-
Granted
77,673
Outstanding at December 31, 1996
77,673
Options generally vest over a period of four years. At December 31, 1996, 4,973 options were exercisable. The range of exercise prices for options granted in 1996 pursuant to the Plan, is $10.88 to $15.25, with a weighted average remaining contractual life of 9.2 years at December 31, 1996. At December 31, 1996, 172,327 options, respectively, were available for grant under the plan.
Director   Stock  Option  Plan.   In  August  1995,  the
Companys stockholders approved a Director Stock Option Plan (the DSOP), which is administered by the board of directors. Options may be granted under the DSOP only to non-employee directors of the Company. A total of 50,000 shares of common stock are reserved for issuance under the DSOP, subject to anti-dilution and other adjustment provisions. An option to purchase 10,000 shares of the Companys stock was granted to each of the three non-employee directors of the Company effective upon the closing of the initial public offering at an exercise price equal to the initial public offering price of $9.50 per share. Each additional nonemployee director elected to the Companys board of directors will be granted an option to purchase 10,000 shares of common stock upon election, at the fair market
value at the date of such grant.               The
term of each option is ten years subject to earlier termination if the optionees service as a director
terminates.   Each option becomes  exercisable  with  respect
to 25% of the shares upon expiration of each successive twelve month period after the date of grant. At December 31, 1996, 7,500 options were exercisable under the DSOP at a weighted average exercise price of $9.50 per share.

The following data related to stock option grants under the Director and Employee Stock Option Plans:

                                               1996
1995 1995 Director Stock Option Plan              -
30,000
1995 Employee Stock Option Plan              77,673
The fair value of each option granted is estimated at the date of the grant using the Black-Scholes option-pricing model utilizing expected volatility calculations based on historical data of companies with similar structure and volatility from December 1991 (26% to 25%); risk free rated based on U.S. government strip bonds on the date of the grant with maturities equal to the expected option term (5.56% to 6.68%). The expected lives were determined to be six years and no dividends are assumed.
The   Company  applies  APB  25  and  related
interpretations in
accounting  for  the aforementioned stock plans.
Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Companys fixed stock option plans been determined based upon the fair value based method, as defined in SFAS 123, the Companys net earnings per share would have been reduced to the pro-forma amounts indicated below:

                                               1996
1995

Proforma net income                        $2,927,986
$3,249,996 Proforma earnings per share          $.65
$.95

The affects of applying SFAS 123 on the above pro-forma information are not indicative of future amounts, as such amounts are likely to be affected by the number of grants awarded.

Employee Stock Purchase Plan. In August 1995, the Companys stockholders approved an Employee Stock Purchase Plan (the Stock Purchase Plan) which is administered by a committee appointed by the board of directors. Pursuant to the Stock Purchase Plan, 100,000 shares of common stock are reserved for issuance, which may be offered for sale to employees through annual options to be granted in the five year period commencing January 1, 1996. During 1996, 14,114 shares of common stock were issued pursuant to the
Stock Purchase  Plan.   The Stock Purchase  Plan  is
intended  to qualify as an employee stock purchase plan under
Section 423 of the Internal Revenue Code. Generally, all persons who have been employed by the Company on a full-time basis for at least six months, except holders of more than 5% of the
Companys  common stock are eligible to participate in the
Stock Purchase Plan.                                 The
Stock Purchase Plan permits eligible employees to purchase common stock (which may not exceed the lesser of $10,000 or 10% of an employees compensation), at 95% of the fair market value of the common stock at the grant date or exercise date. The shares are purchased automatically at the end of the quarter for such number as may be purchased with the accumulated payroll deductions of the employee on that date. Employees may terminate their participation
in   the   Stock  Purchase  Plan  at  any  time  and
participation
automatically ends upon termination of employment with the Company. The Stock Purchase Plan will terminate at any time upon the discretion of the board of directors or when the participating employees become entitled to purchase a number of shares equal to the number of shares remaining.



Note 9.  CFC Applied Holographics

Effective October 1, 1994, CFC Management, Inc. holds a 75% ownership interest in CFC Applied Holographics, a partnership formed to manufacture and market holograms. CFC Management, Inc. had agreed to guarantee loans, leases, or other contractual commitments as may be required by the partnership, and is required to finance all working capital requirements. All losses have been allocated to CFC Management, Inc., and the partners share in profits in proportion to their respective ownership interests, except that CFC Management, Inc. has allocated all profits to the extent of previously allocated cumulative losses.
Prior to
October 1, 1994, CFC Management, Inc.s share of profits and losses was 50.01%. The $460,000 cost of the Companys increase in ownership interest from 50.01% to 75% was recorded as goodwill. Accumulated amortization of this goodwill approximated $102,000 and $58,000 at December 31, 1996 and 1995, respectively.



Note 10.  Contingencies
The   Companys   former  parent  has  been  named  by
government environmental agencies as a potentially responsible party with respect to a waste disposal site. The former parent and other potentially responsible parties have entered into a settlement agreement with such agencies that provides for the remediation of the site, estimated to cost approximately $40 million, based upon currently available facts. While the Company has been named a potentially responsible party, the former parent and the Company have reached an agreement whereby the former parent and the Company will share equally in the 0.7% of the total cost of remediation that is ultimately determined
to be attributed to waste produced by the   Companys  former
parent. Additionally, the  Company  and
nineteen other parties were defendants in litigation filed by another party at the same site seeking reimbursement for some portion of the $1 million spent for clean-up outside of the aforementioned settlement.
The  Company paid  $4,000 in   full settlement  of this suit
in 1995.  In 1992, the Company recorded  a liability   of
$300,000  related to  these matters,   of   which
approximately  $55,000  was paid  in 1996.   It  is
managements opinion, based upon investigation of the quantities and types of waste and the other parties involved, that the Companys share of any liability will not substantially exceed the accrual of $245,000 at December 31, 1996. The adequacy of this reserve is reviewed periodically as more definitive information becomes available.



Note  11.   Selected  quarterly  financial  data
(unaudited), in
thousands

                                        Quarter Ended
                      Dec.  31      Sept. 30     June 30
Mar. 31
Dec. 31              Sept. 30    June 30      Mar. 31
                         1996         1996          1996
1996
1995                   1995        1995         1995
Revenues
$9,519$8,282$9,886$9,540$9,160$9,027$8,233$7,758
Gross Profit        3,426 2,7274,183 3,906   3,5303,762
3,408
3,374
Operating Income    1,303    831,944 1,745   1,3161,612
1,373 1,421
Net Income (Loss)     791    621,107 1,023  (332)*1,261
1,060
1,161
_________________________
* Includes C-Corporation tax provision incorporating provision of $1,148 for cumulative deferred taxes.
ITEM   9.   CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS
ON ACCOUNTING
               AND FINANCIAL DISCLOSURE

None.







                           PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The   information  appearing  under  the  captions   Election
of Directors and Section 16(a) Beneficial Ownership Reporting Compliance in the Companys Proxy Statement for the Annual Meeting of Stockholders to be held in 1997 (the Proxy Statement), is incorporated herein by reference.








Executive Officers

Set forth below are the names of the executive officers of the Company and its subsidiaries, their ages at December 31, 1996, the positions they hold with the Company or its subsidiaries, and summaries of their business experience. Executive officers of the Company are elected by and serve at the discretion of the Board of Directors of the Company.


          Name            Age                Position
Roger  F. Hruby             61   Chairman of the Board of
Directors and Chief Executive
                                Officer

Robert  J. DuPriest         55   President, Chief Operating
Officer and Director

Dennis  W.  Lakomy           51   Vice President,  Chief
Financial
Officer, Secretary,
                                Treasurer and Director

David C. Beeching          56   Vice President of Sales &
Marketing
- Holographics

Glenn L. Ford              51   Vice President of
Manufacturing

William A. Herring         49   Senior Vice President of
Operations

Robert  E. Jurgens          54   Senior Vice President of
Sales
& Marketing

Craig  D.  Newswanger         42    Vice President  of
Research
&
Development -
                                Holographics

David M. Plomin            31   Director of Research &
Development

Jeffrey E. Norby           40   Controller
Peter  C. McGillivray       51   Managing Director - United
Kingdom Operations
Masayoshi   Yozu               54    Managing  Director
Japan
Operations

Roger F. Hruby, Chairman of the Board and Chief Executive Officer, was the President and Chief Operating Officer of the Companys predecessor, Bee Chemical, from 1977 until the sale of that company to Morton Thiokol, Inc., in 1985, at which time Mr. Hruby also became its Chief Executive Officer. Mr. Hruby also organized the formation of Bee Chemicals Japanese joint venture in 1970 and supervised its growth from a start-up venture to a significant manufacturing company with sales in excess of $40 million. In 1986, Mr. Hruby formed the Company, which purchased Bee Chemicals specialty transferable solid coatings division from Morton Thiokol and has been Chairman of the Board, Chief Executive Officer, and until June, 1995, President of the
Company since the date  of its incorporation.   Mr.  Hruby
has been involved in the specialty chemical industry since 1958. Mr. Hruby earned a bachelors degree in chemistry from North Central College and a Masters of Business Administration from the University of Chicago.
Robert J. DuPriest, President, Chief Operating Officer and a director of the Company, joined the Company in
1990 as Vice President and Chief Operating Officer, was named President in June, 1995, and was elected a director of the Company in August, 1995. Prior to joining the Company, Mr. DuPriest served from 1985 in successive management
positions  with Rank  Video  Services   of America,  where  he
was responsible for worldwide  operations  and joint
ventures. Mr.  DuPriest earned  a  bachelors  degree  from
American University.
Dennis   W.  Lakomy,  Vice  President,  Chief  Financial
Officer,
Secretary, Treasurer and a director of the Company, joined Bee Chemical in 1975 and served as Vice President and Controller of that company from 1982 until co-founding CFC
with  Mr.  Hruby  in 1986.   Mr. Lakomy was elected a director
of the Company in August, 1995.   Mr.  Lakomy  earned a
bachelors degree in  accounting  from Loyola   University   of
Chicago and  a   Masters   of
Business Administration from the University of Chicago.

William A. Herring, Senior Vice President of Operations of the Company, joined the Company in June, 1996. Prior to joining the Company, Mr. Herring served from 1992 as
Vice President      Manufacturing  and Technology with Central
Products
Company, where he was responsible for three manufacturing locations and five distribution centers. Mr. Herring earned a bachelors and a masters degree from the University of Missouri in Chemical Engineering.

Robert E. Jurgens, Senior Vice President of Sales and Marketing, joined the Company in June, 1987. Prior to joining the Company, Mr. Jurgens served in successive senior management positions with White Graphic Systems. Mr. Jurgens began his career with White Graphics Systems in 1966 in sales and design. Mr. Jurgens earned a bachelors degree from Indiana University.

Glenn L. Ford, Vice President, joined the Company in 1990 as Director of Operations and since 1992 has served as Vice President of Operations. Prior to that time, Mr. Ford had various positions in manufacturing with Tandy Magnetics, serving as General Manager of Tandy Magnetics from 1987 to 1990. Mr. Ford earned a B.S. in Management from San Jose State University.
David C. Beeching joined CFC Applied Holographics as Vice President of Sales and Marketing in 1992. Prior
thereto, he served a Director of Marketing and Vice President of The Rank Organization PLC.
Craig D. Newswanger formed Advanced Dimensional Displays in 1984, which was merged into Applied Holographics PLC in 1989. In 1992, following the formation of CFC Applied Holographics, he was named Vice President, Research and Development Holographics, of the Company.
David M. Plomin joined the Company in 1988 and has held several managerial positions, including manager of technical services, quality assurance, production, and embossing, and in 1995 was promoted to Director of
Research and Development.   Mr.  Plomin earned  a  bachelors
degree from Knox College and a Masters of Business Administration from Governors State University.
Jeffrey E. Norby joined the Company in 1995 as Controller. Prior to that time he held several managerial positions in administration and accounting with Newell, Inc. and Chicago Bullet Proof Company. He is a Certified Public Accountant and earned a Masters of Business Administration from the University of Illinois.
Peter C. McGillivray has been Managing Director of CFCs United Kingdom Operations since 1988. Prior thereto, Mr. McGillivray served as a sales representative for British Cellulose Lacquers, which was acquired by Bee Chemical Company and later included as part of the ongoing business purchased by the Company.
Masayoshi Yozu joined Admiral Coated Products in Japan in 1968 to set up their branch office. In 1988 Admiral Coated Products was acquired by the Company and Mr. Yozu became Managing Director of CFCs Japanese Operations. Mr. Yozu earned a business degree from Ritsumeikan University.


ITEM 11.  EXECUTIVE COMPENSATION
Information  appearing under the caption Management
Compensation in the Proxy Statement is incorporated herein by reference.


ITEM  12.   SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL
OWNERS AND MANAGEMENT

Information appearing under the caption Principal
Stockholders in the Proxy Statement is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information appearing under the caption Certain Transactions in the Proxy Statement is incorporated herein by reference.



                           PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
ON FORM 8-K

(a) (1)   Financial Statements
     Reference  is made to the information set forth  in
     Part II, Item  8  of  this  Report, which information
     is incorporated herein by reference.
(a) (2)   Financial Statement Schedules
     Reference  is made to the information set forth  in
     Part II, Item 8 of this Report, which information is incorporated herein by reference.

(a) (3)   Exhibits
   The  exhibits  to this report are listed in the Exhibit
     Index included elsewhere herein. Included in the exhibits listed therein are the following exhibits which constitute management contracts or compensatory plans or arrangements.

     10.7 Stock Option Plan of the Company
     10.8 Director Stock Option Plan of the Company
      10.9 Employee Stock Purchase Plan of the Company

(b)  Reports on Form 8-K
   The  Company did not file any reports on Form 8-K
     during the fourth quarter of 1996.
(c)  Exhibits

   Exhibit
   Number                    Description of Exhibit
          3.1
          Restated  Certificate of Incorporation  of
          the Company (incorporated  by  reference  to
          Exhibit 3.1  to   the
          Companys   registration   statement   on   Form
S 1,
          Registration No. 33-96110).
          3.2
          Amended and Restated Bylaws of the Company
          (incorporated by   reference   to   Exhibit  3.2
          to the   Companys registration statement on Form S-
          1, Registration No. 3396110).
          4.1
          Specimen Certificate Representing Shares of Common Stock (incorporated by reference to Exhibit
          4.1  to   the
          Companys   registration   statement   on   Form
S 1,
          Registration No. 33-96110).
          10.1a
          Amended  and Restated Credit Agreement, dated
          March 31, 1992, between the Company and LaSalle Northwest National Bank, as amended, (the
          Credit Agreement)
including related  documents (incorporated by reference to
Exhibit 10.1 to the Companys registration statement on Form S1, Registration No. 33-96110).
          10.1b
          Amended and Restated Credit Agreement, dated
          February 1, 1997, between the Company and LaSalle Northwest National Bank, as amended (the Credit Agreement).
      10.1c
Tenth
Amendment  to the Credit Agreement, dated as of June 1, 1996, and related documents
          10.1d
          Eleventh Amendment to the Credit Agreement, dated as of February 1, 1997, and related documents
          10.1e
          Twelfth Amendment to the Credit Agreement, dated
          as of March 3, 1997, and related documents
          10.2
          Stock  Option  Plan  of  the  Company
          (incorporated by reference  to Exhibit 10.7 to the
          Companys
          registration statement on Form S-1, Registration
          No. 3396110).
          10.3
          Director  Stock Option Plan of the Company
          (incorporated by   reference   to  Exhibit  10.8
          to
          the   Companys registration statement on Form S-1,
          Registration No. 3396110).
          10.4
          Employee   Stock   Purchase   Plan   of   the
Company
          (incorporated  by  reference  to  Exhibit  10.9
          to the Companys    registration   statement   on
          Form    S-1,
          Registration No. 33-96110).
          10.5
Stock
          Option  Agreement,  dated August 18, 1995,
          between the Company and Roger F. Hruby, as
          amended (incorporated  by reference to Exhibit
          10.10 to the Companys registration statement on
          Form S-1,
          Registration No. 33-96110). 10.6
          Stock
          Option  Agreement,  dated August 30, 1993,
          between the Company   andRobert  J.  DuPriest
          (incorporated   by reference to Exhibit 10.11 to
          the Companys registration statement on Form S-1, Registration No. 33-96110). 10.7
          Stock
          Option  Agreement,  dated August 30, 1993,
          between the Company and Robert E. Jurgens
(incorporated by reference to Exhibit 10.12 to the
Companys registration statement on Form S-1, Registration
No. 33-96110).
          10.8
CFC
          Applied Holographics Joint Venture Agreement
          dated April 1, 1992, among the Company, CFC Management, Inc., Applied Holographics PLC,
          and Applied  Holographics, Inc.,  as  amended,
          and related Partnership  Agreement,
          Representation Agreement,  and   License
          Agreement (incorporated  by  reference to
          Exhibit  10.13 to
the
          Companys    registration   statement   on   Form
S-
1,
          Registration No. 33-96110).
          10.9
          Purchase Agreement, dated November 18, 1994,
          between the Company  and Baxter Healthcare
          Corporation (incorporated by  reference   to
          Exhibit  10.14
          to the   Companys registration statement on Form S
          1, Registration No. 3396110).
          10.10
Form
          of  Indemnification Agreement between  the
          Company and each of its Officers and Directors (incorporated by reference to Exhibit 10.15 to the Companys registration statement on Form S-1, Registration No. 33-96110).
    11.1  Statement  re  Computation of  Net  Income  Per
Share (unaudited)
     21.1 List of Subsidiaries of the Company
     23.1 Consent of Experts and Counsel

                      CFC INTERNATIONAL, INC.
                FINANCIAL STATEMENT SCHEDULES SCHEDULE II
       VALUATION AND QUALIFYING ACCOUNTS





                                        Additions
Balance at                  Charged To
Balance
                              Beginning Costs and
at end
          Description         Of Year   Expenses
Deductions*
Of Year
                                            (in thousands)
Year Ended December 31, 1994 Allowance
for Doubtful Accounts         $ 281     $1,010    $(881)
$
410

Year Ended December 31, 1995 Allowance
for Doubtful Accounts         $ 410     $ 681     $(743)
$
348

Year Ended December 31, 1996 Allowance
for Doubtful Accounts         $ 348     $1,244    $(1,027)
$
565


_________________________
*  Deductions represent amounts written off.

                         SIGNATURES




Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 1997.




                                   CFC INTERNATIONAL, INC.
                                   By:     /s/  ROGER F.
                                   HRUBY
                                        Roger F. Hruby
                                         Chairman of the
                                         Board
of Directors
                                           and   Chief
Executive Officer


Pursuant  to  the requirements of the Securities Exchange
Act of 1934,  this report has been signed below by the
following persons on  behalf  of  the registrant and in the
capacities indicated  on March            1997.
            Signature                            Title
  Principal Executive Officer:
            /s/  ROGER  F.  HRUBY       Chairman of the
Board of
 .                                            Directors and
          Roger F. Hruby                 Chief Executive
Officer




  Principal Financial Officer:


           /s/  DENNIS W.  LAKOMY   Vice President, Chief
Financial .
Officer,
Secretary
          Dennis W. Lakomy              Treasurer, and
Director
  Principal Accounting Officer:

         /s/  JEFFREY E.  NORBY
Controller .
          Jeffrey E. Norby



           Signature                            Title
  A Majority of the Directors:




          /s/  ROGER  F.  HRUBY               Director
 .
          Roger F. Hruby




          /s/  WILLIAM G.  BROWN
Director .
          William G. Brown
         /s/ ROBERT J. DU PRIEST
Director .
          Robert J. Du Priest

          /s/  DENNIS W.  LAKOMY
Director .
          Dennis W. Lakomy

            /s/   RICHARD  PIERCE
Director .
          Richard Pierce




           /s/ DAVID D. WESSELINK
Director .
          David D. Wesselink




                        Exhibit 10.1a



                    REPLACEMENT REVOLVING



                   NOTE



$4,500,000                              Dated as of March 3,
1997
                                              Due:  April 1,
1998
     CFC   INTERNATIONAL,  INC.,  a  Delaware  corporation
(the
Maker), for value received, hereby promises to pay to the order of LASALLE NORTHWEST NATIONAL BANK, a national banking association (the Bank), on April 1, 1998, the principal sum of FOUR MILLION FIVE HUNDRED THOUSAND DOLLARS ($4,500,000), or the aggregate principal amount of all then outstanding advances made by the Bank to the Maker hereof pursuant to Section 1.A of the Loan Agreement (as herein defined), if less than said principal sum together with interest at the rates and payable as provided in the Loan Agreement referred to below. In no event shall the interest payable hereunder exceed the highest rate permitted by law.

      All payments hereunder shall be applied first to interest on the unpaid balance at the rate herein
specified  and then  to principal.                 All
payments of
principal and interest on  this  Note
shall  be payable in lawful money of the United States of
America.
Principal and interest shall be paid to the Bank at its office at 4747 Irving Park Road, Chicago, Illinois 60641,
or at such other place                        as the holder
of this Note may designate in
writing to  the
undersigned.   This Note may be prepaid only as provided  in
said Loan Agreement and must be prepaid in the amounts and at the times set forth in said Loan Agreement.
     This Note is the Revolving Note referred to in, and evidences certain indebtedness incurred under, the
Amended and Restated Credit Agreement, between the Maker and the Bank, dated March 31, 1992
(together
with  any  and  all  amendments,  modifications,
extensions,  renewals and restatements thereof  or
therefor, the Loan  Agreement),  to  which reference  is
hereby  made for  a
statement of the terms and conditions under which the due
date of this  Note         or  any  payment  thereon may  be
accelerated  or  is
automatically accelerated. The holder of this Note is entitled to all of the benefits and security provided in said Loan Agreement and the Loan Supporting Documents
referred to therein.  The Maker agrees   to  pay  all  costs
of collection and all reasonable attorneys fees paid or incurred in enforcing any of the Banks rights hereunder promptly on demand of the Bank.
     The principal amount of this Note evidences the maximum amount of Revolving Credit Loans available to the
Maker  by  the Bank        pursuant   to   Section  1.A   of
the   Loan   Agreement.
Notwithstanding the stated principal amount of this Note, the Makers liability hereunder at any time hereafter shall be limited to the then unpaid principal amount of all Revolving Credit Loans made by the Bank to or for the account of the Maker pursuant to Section 1.A of the Loan Agreement, together with accrued interest thereon, and all other costs and expenses as provided in the Loan Agreement. In determining the Makers liability to the Bank hereunder, the books and records of the Bank shall be controlling.

      This Note is a substitute and replacement for, but not a repayment of, that certain $5,500,000 Amended and Restated Revolving Note of the Borrower payable to LaSalle Northwest National Bank dated February 1, 1997 and does not and shall not be deemed to constitute a novation therefor.


                                   CFC INTERNATIONAL, INC.

                                   By:

                                   ________________________

                                   Its

                                   ________________________





                         Exhibit 10.1a

                    REPLACEMENT A TERM NOTE

$1,748,224                                    Dated March
3,
1997
                                              Due:  April
1,
1999
       CFC   INTERNATIONAL,  INC.,  a  Delaware  corporation
(the Maker), for value received, hereby promises to pay to the order of LaSalle Northwest National Bank, a national banking association (the Bank), the principal sum of ONE MILLION SEVEN HUNDRED FORTY EIGHT THOUSAND TWO HUNDRED TWENTY FOUR
AND 00/100 DOLLARS ($1,748,224), payable in consecutive monthly installments of $9,292 each on a monthly basis, commencing April 1, 1997 and continuing on the first day of each and every month thereafter, with a final installment of the then unpaid principal balance
outstanding hereunder  on  April 1,   1999.    Said
principal indebtedness shall bear interest (computed on the basis of a 360day year) on any and all unpaid principal amounts hereof until maturity, which interest shall be payable monthly on the principal payment dates provided above, at an interest rate equal at all times to one-quarter of one percent (1/4%) above the fluctuating Prime Rate of the Bank from time to time; provided, however, that such fluctuating interest rate shall not exceed nine and onehalf of one percent (9-1/2%) per annum, except that any amount of interest or principal hereof which is not paid when due, whether at stated maturity, by acceleration or otherwise, shall bear interest payable on demand at an interest rate equal at all times to three percent (3%) per annum above the then applicable interest rate hereunder. In no event shall the interest payable hereunder exceed the highest rate permitted by law.
      For purposes hereof, Prime Rate shall mean the interest rate referred to by the Bank from time to time as its prime rate as fixed by the management of the Bank for the guidance of its loan officers, whether such rate is otherwise published, with each change in such Prime Rate
to take effect on the  same  day  such change        is
made  by the Bank.  The use
of the term Prime Rate herein is not intended nor does it imply that said rate of interest is a preferred rate of interest or one which is offered by the Bank to its most creditworthy customers.
      All payments hereunder shall be applied first to interest on the unpaid balance at the rate herein specified and then to installments of principal in the
inverse order of the  maturity thereof.   All payments of
principal and interest
on this A Term Note shall be payable in lawful money of the United States of America. Principal and interest shall be paid to the Bank at its office at 4747 Irving Park Road, Chicago, Illinois 60641, or at such other place as the holder of this Note may designate in writing to the undersigned. This A Term Note may be prepaid in the amounts and at the times set forth in the Amended and Restated Credit Agreement between the Maker and the Bank, dated March 31, 1992 (together with any and all amendments, modifications, extensions, renewals and restatements thereof or therefor Loan Agreement).
      This A Term Note is secured by the Mortgage referred to in the Loan Agreement, to which agreements references are hereby made for a statement of the terms and conditions under which the due date of this Term Note or any payment hereon may be accelerated or is automatically accelerated. The holder of this Note is entitled to all of the benefits provided in said agreements. The Maker agrees to pay all costs of collection and all reasonable attorneys fees paid or incurred in enforcing any of the Banks rights hereunder promptly on demand of the Bank.
 This A Term Note is a replacement and substitute for, but not a repayment of, that certain $2,230,000 Amended and Restated A Term Note dated on or about August 30, 1992 of the Maker payable to the order of the Bank and does not and shall not be deemed to constitute a novation therefor.

                                CFC INTERNATIONAL, INC.
                            By:
                           Its:







                       Exhibit 10.1b

                      REVOLVING CREDIT NOTE

$1,000,000.00                             Dated: February 1,
1997
     For value received, the undersigned (the Maker) promises to pay to the order of LASALLE NORTHWEST NATIONAL BANK (the Bank) Chicago, Illinois, the lesser of principal sum of One Million and 00/100 Dollars ($1,000,000.00) or the aggregate unpaid principal amount outstanding under the Loan Agreement (as defined below) made available to the Maker at the maturity or maturities and in the amount or amounts as stated on the records of the Bank, together with interest on the principal amounts outstanding hereunder from time to time from the date hereof until maturity. Interest shall be payable at the rate of interest and at the times set forth in the Revolving Credit and Term Loan Agreement dated September 30, 1992 (as from time to time amended, the Loan Agreement). In no event shall any principal
amount have a maturity later than March 3,     1997.
       This Revolving Credit Note (the Note) shall be available for direct advances.
      Principal  and  interest shall be paid to the  Bank
at its office at 4747 W. Irving Park Road, Chicago, Illinois or at such other place as the holder of this Note
may designate in writing to the  Maker.   This  Note may be
prepaid in whole or in  part  as provided in the Loan
Agreement.
   This Note evidences indebtedness incurred under the Loan Agreement, to which reference is hereby made for a statement of the terms and conditions under which the due date of the Note or any payment thereon may be accelerated. The holder of this Note is entitled to all of the benefits and security provided for in the Loan Agreement.
     The Maker irrevocably authorizes any attorney of any court of record to appear for it in term time or vacation, at any time and from  time  to  time  after  payment is  due  hereon,
whether
by acceleration or otherwise, and confess judgment, without process, in favor of the holder hereof, for such sum as may appear to be due and unpaid thereon, together with interest, costs, and reasonable attorneys fees, and to waive and release all errors which may intervene in such proceeding and consents to immediate execution upon such judgment, hereby ratifying and confirming all that said attorney may do by virtue hereof.
     This Note is in substitution for and not in repayment
of
that certain Revolving Credit Note dated February 1, 1996
in the amount of $1,000,000.00 from Maker in favor of
Bank.
      The Maker agrees that in any action or proceeding instituted to collect or enforce collection of this Note, the amount endorsed by the Bank on the reverse side of this Note or otherwise in the records of the Bank shall be prima facie evidence of the unpaid principal balance of this Note
                              CFC    APPLIED
HOLOGRAPHICS, an
                              Illinois general partnership
                                   CFC     International,
                                   Inc., General Partner
                            By:
                              _________________________
                              Its:
                              _________________________


                                   Applied   Holographics,
                                   PLC, General Partner

                            By:
                              _________________________
                              Its:
                              _________________________
                          Exhibit 10.1c

                     TENTH AMENDMENT TO
            AMENDED AND RESTATED CREDIT AGREEMENT

           This  Tenth  Amendment dated as of  June  1,
1996, is entered into between CFC INTERNATIONAL, INC., a Delaware corporation (the Company) and LASALLE NORTHWEST NATIONAL
BANK, a national banking association (the Bank).

           WHEREAS, the Company and the Bank entered into an Amended and Restated Credit Agreement dated March 31, 1992, as amended (as heretofore amended, the Agreement, with terms defined therein being used herein as therein defined) providing for borrowings by the Company from the Bank; and

           WHEREAS, the Company and the Bank desire to modify certain covenants of the Agreement.

          NOW, THEREFORE, in consideration of the premises, and of the mutual agreements hereinafter set forth, it is agreed by the parties hereto as follows:

                Section 6.A. is hereby amended to delete the
word and  immediately  preceding (iv)  and  to  add  the
following immediately following the dollar figure $750,000 where it appears therein:
               ; and (v) indebtedness to the Illinois
Development Finance Authority (IDFA) in connection with the bonds issued by IDFA secured by a Loan Agreement dated as of June 1, 1996 between Company and IDFA.
                Section 6.H. is hereby deleted in its
entirety and the following is hereby substituted therefor:
              6.H.      [This  Section  is  left
intentionally blank.]
               A new Section 7.K. is added to read as
follows;
                As  of the end of each fiscal year of the
Company (beginning with the 1995 fiscal year-end), the Company shall maintain a Tangible Net Worth of not less
than $8,000,000.   As used  herein,  Tangible Net Worth
means the Net Worth of the Company (defined as the total of all assets which, under generally accepted accounting principles in the United States (GAAP), would appear as assets on the balance sheet of the Company, less the total of all liabilities, which, under GAAP, would appear as liabilities on the balance sheet of the Company) LESS all of  the following of the Company: (i) all prepaid expenses,
(ii) the book value of all assets which would be treated as general intangibles under GAAP, including, without
limitation, goodwill, trademarks, tradenames,   brands,
copyrights, patents, licenses, deferred charges and covenants not to compete, (iii) all deposits and (iv) accounts, notes and other receivables and amounts due from shareholders, Affiliates and/or employees of the Company.
                 Except   as  specifically  amended  hereby,
all
provisions of the Agreement and the Loan Supporting Documents shall remain in full force and effect. Any reference to the Agreement shall refer to the Agreement as amended by this Tenth Amendment.

                To  induce  the  Bank to amend the
Agreement, the Company represents and warrants to the Bank that:

                              a.   On the date hereof, the
                    Company is  in  compliance with all of
                    the terms  and provisions  set  forth in
                    the Agreement  (as modified by this
                    Tenth Amendment) on its  part to  be
                    observed or performed, and no event  of
                    default specified  in  Section  8   of
                    the
                    Agreement, nor any event which, upon
notice
                    or lapse of time, or both, would
                    constitute such an event of default,
                    has occurred.
                                b.     On  the  date
                    hereof, the representations and
                    warranties  set forth  in Section  5
                    of the Agreement (as modified  by this
                    Tenth  Amendment) are true  and
                    correct with    the   same effect   as
                    if
                    such
                    representations and warranties had
                    been made on    the    date    hereof,
                    except
                    such
                    representations and warranties which
                    expressly relate to an earlier date.

                              c.   On the date hereof, the
                    Company has   complied  with  and  kept
                    all of      the
                    covenants   (as   modified   by   this
                    Tenth Amendment) set forth in Section 6
                    and 7 of the Agreement.

                 The Company hereby affirms that all of its obligations to Bank under the Reimbursement
Agreement dated as of June 1, 1996 between Bank and the Company are secured by Banks lien on the Collateral.

                 The   Tenth  Amendment  shall  be
construed
in
accordance with and governed by the laws, but not the conflict of laws rules, of the State of Illinois.

                The  Company  will deliver to the  Bank
certified copies of Resolutions of its Board of Directors authorizing the Company to enter into this Tenth Amendment and make the additional borrowings referred to herein.

                The Company agrees to pay on demand all
costs and expenses of the Bank, excluding its reasonable attorneys fees, in connection with the execution and delivery of this Amendment.

          IN WITNESS WHEREOF, the parties have executed this Tenth Amendment as of the date set forth above.

                              CFC INTERNATIONAL, INC.
                                   By:
                                   _________________________
                                   __ __ __
                                                            T
                                                            i
                                                            t
                                                            l
                                                            e
                                                            :

______________________________

                              LASALLE NORTHWEST NATIONAL
BANK




                                   By:
                                   _________________________
                                   __ __ __
                                                            T

                                                            i

                                                            t

                                                            l

                                                            e

                                                            :

______________________________





                        Exhibit 10.1d





                       ELEVENTH AMENDMENT TO
              AMENDED AND RESTATED CREDIT
              AGREEMENT




      This  Eleventh Amendment dated as of February  1,
1997, is entered into between CFC INTERNATIONAL, INC., a
Delaware
corporation (the Company) and LASALLE NORTHWEST NATIONAL
BANK, a national banking association (the Bank).

     WHEREAS, the Company and the Bank entered into an Amended and Restated Credit Agreement dated March 31, 1992, as amended from time to time (as heretofore amended, the Agreement, with terms defined therein being used herein as therein defined) providing for borrowings by the Company from the Bank; and
    WHEREAS, the Company and the Bank desire to extend the maturity of the Revolving Note and to otherwise modify the Agreement.
      NOW, THEREFORE, in consideration of the premises, and of the mutual agreements hereinafter set forth, it is agreed by the parties hereto as follows:
     1. The date, February 1, 1997, set forth in the third line of the first sentence of Section 1.A. of the Agreement is deleted and the date March 3, 1997 shall be inserted in lieu thereof.
      2. The promissory note which is Exhibit A to the Agreement is hereby amended and restated in its entirety to read as Exhibit A attached hereto.
      3. All references in the Agreement and the Loan Supporting Documents to the Revolving Note and the Revolving Credit Loan shall be deemed to be references to, respectively, the Revolving Credit Note executed and delivered by the Company pursuant to this Eleventh Amendment, and the Revolving Credit Loan evidenced thereby.
     4. Except as specifically amended hereby, all provisions of the Agreement and the Loan Supporting Documents shall remain in full force and effect. Any reference to the Agreement shall refer to the Agreement as amended by this Eleventh Amendment.

     5. To induce the Bank to amend the Agreement, the Company represents and warrants to the Bank that:
          a. On the date hereof, the Company is in compliance with all of the terms and provisions set forth in the Agreement (as modified by this Eleventh Amendment) on its part to be observed or performed, and no event of default specified in Section 8 of the Agreement, nor any event which, upon notice or lapse of time, or both, would constitute such an event of default,
          has occurred. b.     On  the  date  hereof,  the
          representations and warranties  set forth in
          Section 5 of the Agreement (as modified by this Eleventh Amendment) are true and correct with the same effect as if such representations and warranties had been made on the date hereof, except such representations and warranties which expressly relate to an earlier date.
          c.    On the date hereof, the Company has
          complied with and kept all of the covenants set forth in Sections 6 and 7 of the Agreement.
     6. The Eleventh Amendment shall be construed in accordance with and governed by the laws of the State of Illinois.
     7. The Company will deliver to the Bank certified copies of
Resolutions of its Board of Directors authorizing the Company to enter into this Amendment and make the additional borrowings referred to herein.

      8.    The  Company  agrees to pay on demand  all
costs
and expenses of the Bank, including its reasonable
attorneys fees,  in connection with the execution and
delivery of this Amendment.
                              CFC INTERNATIONAL, INC.
                              By:
__________________________

                              Title:
_____________________
                              LASALLE NORTHWEST NATIONAL
BANK


                            By:
__________________________

                              Title:
_____________________









                           Exhibit 10.1e

                       TWELFTH AMENDMENT TO
             AMENDED AND RESTATED CREDIT AGREEMENT


     THIS  TWELFTH  AMENDMENT  TO  AMENDED  AND  RESTATED
CREDIT AGREEMENT dated as of March 3, 1997, is between CFC
INTERNATIONAL, INC., a Delaware corporation (the Company) and
LASALLE NORTHWEST NATIONAL BANK, a national banking association (the Bank).

     WHEREAS, the Company and the Bank entered into an Amended and Restated Credit Agreement dated March 31, 1992 (as amended from time to time, the Agreement); and
    WHEREAS, the Company and the Bank have agreed to amend the Agreement as more particularly set forth herein,

      NOW, THEREFORE, in consideration of the premises, and of the mutual agreements hereinafter set forth, the parties hereto agree as follows:
      1.    DEFINITIONS.   Capitalized terms used  herein
without
definition shall have the respective meanings given thereto in the Agreement;

     2.   AMENDMENTS TO THE AGREEMENT.
           2.1 Amendment to Section 1.A. Section 1.A of the
Agreement is hereby amended and restated in its entirety as follows:

                Revolving Credit Loans.  Subject to the terms
     and conditions  of this Agreement, the Bank agrees to
     make such revolving
     loans  (each  a  Revolving  Credit  Loan   and,
     collectively, the Revolving Credit Loans) and to issue Letters of Credit (hereinafter defined) at such times as the Company may from time to time request until but not including April 1, 1998 in such amounts as the Company may from time to time request, provided that the aggregate outstanding principal amount of such Revolving Credit Loans shall not exceed $4,500,000 less the undrawn face amount of Letter(s) of Credit. Each Revolving Credit Loan after the initial Revolving Credit Loan shall equal at least $10,000 or
     multiples  of  $1,000 in excess thereof.   Revolving
     Credit Loans may be repaid and, subject to the terms and conditions hereof, reborrowed unless the Revolving Credit Loans are otherwise terminated or extended as
     provided   in this Agreement.  The  Company shall pay
     to the Bank quarterly in arrears a fee equal to one quarter of one percent (1/4%) times the daily average of the unused portion of the Banks commitment hereunder
     to  make Revolving   Credit   Loans. Revolving Credit
     Loans shall be used by the Company for the purpose of working capital. Revolving Credit Loans and the Term Loan(s) hereinafter referred to are collectively called Loans and each a Loan.

           2.2 Deletion of Section 1.D. Section 1.D of the
Agreement is hereby deleted in its entirety. The Tokyo Letter of Credit therein defined shall hereafter be deemed to be a Letter of Credit for all purposes under the Agreement.

          2.3 Amendments to Section 3.A. (a) The first paragraph of Section 3.A of the Agreement is hereby amended and restated in its entirety as follows:

                Revolving Note. All Revolving Credit Loans and Letters of Credit shall be evidenced by a single promissory note (the Revolving Note and, together with the Term Notes hereinabove referred to, the Notes and each a Note) in the form of Exhibit A attached hereto, duly executed by the Company, as said Exhibit A may be amended or replaced from time to time. At the time of the initial disbursement of a Revolving
     Credit Loan and at each time an additional Revolving Credit Loan shall be requested hereunder or a repayment made in whole or in part thereon, an appropriate notation thereof shall be made on the books and records of the Bank. All amounts recorded shall be, absent demonstrable error,  conclusive and binding evidence of
(i) the principal amount of the Revolving Credit Loans advanced hereunder and the amount of all Letters of Credit,
(ii) any unpaid interest owing on the Revolving Credit Loans, and (iii) all amounts repaid on the Revolving Credit Loans and the Letters of Credit. The Banks failure to record any such amount or any error in recording such amounts shall not, however, limit or otherwise affect the obligations of the Company hereunder or under the Note to repay the principal amount of the Revolving Credit Loans, together with all interest accruing thereon.

                (b)  The second paragraph of Section 3.A is
hereby amended by deleting from the first sentence therein the phrase and shall deliver to the Bank a Borrowing Base Certificate in the form attached hereto as Exhibit E,.
           2.4 Amendments to Section 3.B. Section 3.B of the
Agreement is hereby amended by deleting the first paragraph thereof in its entirety.

           2.5   Amendment to Sections 3.C and 3.D.  Sections
3.C
and 3.D are hereby amended and restated in their entireties as follows:

                3.C.   Interest Rates.  The outstanding
     principal amount of the Loans shall bear interest, at the Companys option, at the Prime Rate or at Adjusted LIBOR (as such terms are hereinafter defined).
                     3.C.1.  Prime Rate means the rate in
     effect from  time  to time as set by the Bank and called
     its  Prime Rate.   The  effective date of any change in
     the Prime  Rate shall for purposes hereof be the date the
     rate is changed                                   by
   the Bank.  The Bank shall not be obligated to give notice
of
     any change in the Prime Rate. Interest shall be calculated on the basis of a year consisting of 360 days and shall be paid for the actual number of days elapsed. Interest on the portion of the unpaid principal balance bearing interest at the Prime Rate shall be payable monthly on the first business day of each month and at maturity. Any amount of principal or interest on advances bearing interest at
     the  Prime  Rate which  is                   not paid
     when
     due, whether at the stated maturity,
     by acceleration or otherwise, shall bear interest payable on demand at a fluctuating interest rate per
     annum equal at all times  to                 the  Prime
     Rate plus three percent  (the  Default
    Rate). Loans bearing interest at the Prime Rate are
     referred to herein as Prime Rate Loans.

                    3.C.2.  At any time and from time to time
     the Company  may identify one or more portions of the
     outstanding principal                        balance of
the
     Loans (each, a LIBOR Loan)  which
     will bear interest at Adjusted LIBOR (hereinafter defined). Each LIBOR Loan must equal $500,000 or multiples of $50,000 in excess thereof. Adjusted LIBOR
     means a rate of interest equal  to           one per cent
     (1%) per annum in excess of  the  per
   annum  rate of interest at which U.S. dollar deposits  in
an
     amount comparable to the amount of the relevant LIBOR Loan and for a period equal to the relevant Interest Period (hereinafter defined) are offered generally to the Bank (rounded upward if necessary, to the nearest 1/16 of 1.00%) in the London Interbank Eurodollar market at 11:00 a.m. (London time) two banking days
     prior to the commencement                       of
    each  Interest  Period, such rate to remain  fixed  for
     such Interest  Period.   Interest Period shall  mean
     successive one, two or three month periods as selected from time to time by the Company by notice given to the Bank not less than two banking days prior to the first day of each respective Interest Period; provided
     that: (i) each such  one,  two                  or
    three  month period occurring after such initial period
     shall commence on the day on which the next preceding period expires; (ii) the final Interest Period shall be such that its expiration occurs on or before the stated maturity date set forth in Section 1.A; and
     (iii) if for any reason the Company shall fail to select timely a period, then it shall be deemed to have selected a Prime Rate Loan; provided that, at any time any Interest Period expires less than one month before the stated maturity date, then, for the period commencing on such expiration date and ending on the maturity date such LIBOR Loan shall convert to a Prime Rate Loan.
Interest on each LIBOR Loan shall be payable on the last banking day of each Interest Period with respect thereto, commencing on the first such date to occur after the date hereof, at maturity, after maturity on demand, and on the date of any payment hereon on the amount paid. The Company hereby further promises to pay to the order of the Bank, on demand, interest on the unpaid principal amount hereof after maturity (whether by acceleration or otherwise) at the Default Rate.
        3.D. Provisions Applicable to All LIBOR Loans.
                3.D.1.   The Banks determination of Adjusted
LIBOR  as provided above shall be conclusive, absent manifest
error.   Furthermore, if the Bank determines, in  good  faith
(which determination shall be conclusive, absent manifest error), prior to the commencement of any Interest Period that
(a) U.S. dollar deposits of sufficient amount and maturity for funding any LIBOR Loan are not available to the Bank in the London Interbank Eurodollar market in the ordinary course of business, or (b) by reason of circumstances affecting the London Interbank Eurodollar market, adequate and fair means do not exist for ascertaining the rate of interest to be applicable to the relevant LIBOR Loan, the Bank shall promptly notify the Company and such LIBOR Loan shall automatically convert on the last day of its then-current Interest Period to a Prime Rate Loan.

                 3.D.2.   If,  after  the  date  hereof,  the
introduction of, or any change in any applicable law, treaty, rule, regulation or guideline or in the interpretation or administration thereof by any governmental authority or any central bank or other fiscal, monetary or other authority having jurisdiction over the Bank or its lending office (a Regulatory Change), shall, in the opinion of counsel to the Bank, makes it unlawful for the Bank to make or maintain any LIBOR Loan evidenced hereby, then the Bank shall promptly notify the Company and such LIBOR Loan shall automatically convert on the last day of its then-current Interest Period to a Prime Rate Loan.
                3.D.3. If, for any reason, any LIBOR Loan is paid prior to the last banking day of its then-current Interest Period, the Company agrees to indemnify the Bank against any loss (including any loss on redeployment of the funds repaid), cost or expense incurred by the Bank as a result of such prepayment.

                3.D.4. If any Regulatory Change (whether or not having the force of law) shall (a) impose, modify or deem
applicable  any  assessment,  reserve,  special  deposit   or
similar requirement against assets held by, or deposits in or for the account of or loans by, or any other acquisition of funds or disbursements by, the Bank; (b) subject the Bank or any LIBOR Loan to any tax, duty, charge, stamp tax or fee or change the basis of taxation of payments to the Bank of principal or interest due from the Company to the Bank hereunder (other than a change in the taxation of the overall net income of the Bank); or (c) impose on the Bank any other condition regarding such LIBOR Loan or the Banks funding thereof, and the Bank shall determine (which determination shall be conclusive, absent manifest error) that the result of the foregoing is to increase the cost to the Bank of making or maintaining such LIBOR Loan or to reduce the amount of principal or interest received by the Bank hereunder, then the Company shall pay to the Bank, on demand, such additional amounts as the Bank shall, from time to time, determine are
sufficient     to  compensate and indemnify the  Bank  for
such
     increased cost or reduced amount.
           2.6 Amendments to Section 7.A. Section 7.A of the
Agreement is hereby amended (i) by deleting from the fourth line in paragraph (i) therein the word Company and substituting therefor the phrase Company and its consolidated subsidiaries, (ii) by deleting from paragraph (i) therein clause (z) at the end thereof, and (iii) by deleting from the fourth line in paragraph (ii) therein the word Company and substituting therefor the phrase Company and its consolidated subsidiaries.

        2.7  Additions to Section 7.  The following new
Sections 7.L and 7.M are hereby added to the Agreement:

                7.L At lease once prior to the expiration of the Banks commitment to make Revolving Credit Loans hereunder, reduce for a period of at least thirty
     (30) days the aggregate outstanding principal amount of
     Revolving  Credit Loans to zero.
                7.M  At all times, maintain a ratio of
     Liabilities to Tangible Net Worth for the Company and its consolidated subsidiaries which shall not exceed
     2.0 to
     1.0.
           2.8 Deletion of Section 8.M. Section 8.M of the
Agreement is hereby deleted in its entirety, and the phrase Intentionally deleted is hereby substituted therefor.

        2.9  Amendment to Section 9.  The introductory
statement in  Section                                      9.A
of the Agreement is hereby amended and restated in its entirety as follows:

                To secure its obligations in connection with any Letter of
     Credit issued pursuant hereto, including without limitation, any applicable therefor:
           2.10  Deletion  of Sections 11.A.2 and 11.M.
Sections
11.A.2 and 11.M of the Agreement are hereby deleted in their entireties.

           2.11 Replacement of Exhibits A and I-1. Exhibits A and
I-1 attached to and made a part of the Agreement are hereby deleted in their entireties and Exhibits A and I-1 attached hereto are hereby substituted therefor.

      3.    WARRANTIES.   To induce the Bank to  enter  into
this
Amendment, the Company warrants that:

           3.1   No  Default.  As of the date hereof, no Event
of
Default under Section 8 of the Agreement, as amended by this Amendment, or event or condition which, with the giving of notice or the passage of time, shall constitute an Event of Default, has occurred or is continuing.
            3.2    Warranties.   As  of  the  date   hereof,
the
representations and warranties in Section 5 of the Agreement are true and correct as though made on such date, except for such changes as are specifically permitted under the Agreement.

     4. CONDITIONS PRECEDENT. This Amendment shall become effective as of the date above first written after receipt by the Bank of the following documents:

                     (a)   This  Amendment duly  executed  by
               the Company;
                    (b)  Replacement Revolving Note in the
               form of Exhibit A attached hereto duly executed by the Company;
                     (c)   Replacement A Term Note in the form
               of Exhibit I-1 attached hereto duly executed by the Company; and
                      (d)    such  other  documents  as  the
               Bank reasonably may request.
     5.   GENERAL.
           5.1 Law. This Amendment shall be construed in accor dance with and governed by the laws of the State of Illinois.
           5.2 Successors. This Amendment shall be binding upon the Company and the Bank and their respective successors and assigns, and shall inure to the benefit of the Company and the Bank and their respective successors and assigns.
           5.3 Confirmation of the Agreement. Except as amended hereby, the Agreement shall remain in full force and effect and is hereby ratified and confirmed in all respects.


CFC INTERNATIONAL, INC.                 LASALLE NORTHWEST
NATIONAL BANK

By:          __________________________
By:
__________________________
Its:           __________________________
Its:
__________________________




                           Exhibit 11.1




                      CFC INTERNATIONAL, INC.



STATEMENT RE:  COMPUTATION OF NET INCOME PER SHARE (UNAUDITED)




                                                 Year Ended
                                        12/31/94 12/31/95
                                        12/31/96
(Actual) Pro forma net income per share from continuing
operations:
Pro forma net income from continuing operations
1,463,021                                3,252,076
2,983,470
Pro forma weighted average common shares outstanding:
   Shares attributable to common stock outstanding          2,563,338
2,800,024
3,885,007
Shares attributable to Class B common stock outstanding            640,834
534,030 534,030
Shares attributable to common stock equivalents outstanding             62,828
62,828                                  62,828
Shares issued to reacquire 21% interest in subsidiary companies
34,736 34,736                                         34,736
                                        3,301,736 3,431,618 4,516,601
   Pro forma net income per share from continuing operations
0.66                                    0.44      0.95


Supplemental pro forma net income per share from continuing
operations:
Pro forma net income from continuing operations
1,463,021                                3,252,076
Interest paid on debt to be retired     385,140
450,523
   Less tax effect (40%)                   (154,056)
(180,209)
                                        1,694,105
3,522,390

Supplemental pro forma weighted average common shares outstanding:
   Shares attributable to common stock outstanding
   2,563,338
2,667,929
Shares attributable to Class B common stock outstanding            640,834
534,030 Shares attributable to common stock equivalents outstanding
62,828 62,828
Shares issued to reacquire 21% interest in subsidiary companies
34,736 34,736
Shares issued through the initial public offering        1,200,000
                                        1,200,000 4,501,736 4,499,523
   Supplemental pro forma net income per share from continuing operations
0.38
0.78




                            Exhibit 21.1
                       CFC INTERNATIONAL, INC.
                            SUBSIDIARIES


     CFC Management, Inc.
     CFC International, Ltd. (U.K.)


                            Exhibit 23.1



                 CONSENT OF INDEPENDENT


ACCOUNTANTS






























































We  hereby  consent  to  the
incorporation  by  reference  in  the
Registration  Statement  on  Form  S-8
(No.  333-2978)   of   CFC
International, Inc. of our report
dated February 7, 1997 appearing on
page 23 of the CFC International, Inc.
Annual Report on Form 10K for the year
ended December 31, 1996.
Price Waterhouse LLP
Chicago, Illinois
March 24, 1997