Form 10-K/A
period 1996-12-31
CFC INTERNATIONAL INC
filed 1997-03-25
CIK 949859

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

By:          __________________________
By:
__________________________
Its:           __________________________
Its:
__________________________




                           Exhibit 11.1




                      CFC INTERNATIONAL, INC.



STATEMENT RE:  COMPUTATION OF NET INCOME PER SHARE (UNAUDITED)




                                                 Year Ended
                                        12/31/94 12/31/95
                                        12/31/96
(Actual) Pro forma net income per share from continuing
operations:
Pro forma net income from continuing operations
1,463,021                                3,252,076
2,983,470
Pro forma weighted average common shares outstanding:
   Shares attributable to common stock outstanding          2,563,338
2,800,024
3,885,007
Shares attributable to Class B common stock outstanding            640,834
534,030 534,030
Shares attributable to common stock equivalents outstanding             62,828
62,828                                  62,828
Shares issued to reacquire 21% interest in subsidiary companies
34,736 34,736                                         34,736
                                        3,301,736 3,431,618 4,516,601
   Pro forma net income per share from continuing operations
0.44                                    0.95      0.66


Supplemental pro forma net income per share from continuing
operations:
Pro forma net income from continuing operations
1,463,021                                3,252,076
Interest paid on debt to be retired     385,140
450,523
   Less tax effect (40%)                   (154,056)
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