Form 10-K/A
period 1996-12-31
CFC INTERNATIONAL INC
filed 1997-04-29
CIK 949859

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, D.C.   20549
                        ____________________

                             FORM 10-K/A

[  X   ]     ANNUAL  REPORT PURSUANT TO SECTION 13 OR 15(d)  OF  THE
SECURITIES EXCHANGE
     ACT OF 1934

     For the Fiscal Year Ended December 31, 1996

                                 OR

[      ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE
     ACT OF 1934

                   Commission File Number 0-27222
                        ____________________

                         CFC INTERNATIONAL, INC.
                    (Exact name of Registrant as specified in its charter)

               Delaware                      36-3434526
          (State or other jurisdiction of              (I.R.S.
Employer Identification
          incorporation or organization)               Number)

          500 STATE STREET, CHICAGO HEIGHTS, ILLINOIS   60411
               (Address of Principal Executive Offices)
(Zip Code)

          Registrant's telephone number, including area code:  (708)
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part
III of this Form 10-K or any amendment to this Form 10-K.         x

The aggregate market value of the voting stock of the registrant held by stockholders who were not affiliates (as defined by regulations of the Securities and Exchange Commission) of the registrant was approximately $18,743,303 at April 25, 1997 (based on the closing sale price on the Nasdaq National Market on April 25, 1997, as reported by The Wall Street Journal). At April 25, 1997, the registrant had issued and outstanding an aggregate of 3,990,670 shares of common stock.


                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

Set forth below are the names of the non-employee directors of the Company, their ages at April 25, 1997, and summaries of their business experience and biographical information. Information regarding Roger F. Hruby, Robert J. DuPriest and Dennis W. Lakomy, who are also officers of the Company, is included under "Executive Officers" below.

William G. Brown, age 54, has been a director of the Company since August 1995. Mr. Brown currently is a partner of Bell, Boyd & Lloyd, Chicago, Illinois, counsel to the Company. He is also a Director of the MYR Group Inc., Medicus Systems Corporation, Managed Care Solutions, Inc., and Dovenmuehle Mortgage, Inc.

Richard Pierce, age 58, became a director of the Company in August 1995. Before becoming a director, Mr. Pierce served as an Advisory Director of the Company in 1991. He currently is the Managing Director of the Chicago office of Russell Reynolds Associates, Inc., an executive recruiting firm, which he joined in 1976.

David D. Wesselink, age 54, became a director of the Company in August 1995. Before becoming a director, Mr. Wesselink served as an Advisory Director of the Company since 1992. He has been Chief Financial Officer of Advanta Corporation, a consumer credit company, since 1993. Prior thereto, he served in several capacities with Household International, a consumer and commercial financial services company, including Chief Financial Officer, Treasurer and Vice President, Research and Development.


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
Craig  D.  Newswanger        42   Vice President  of  Research  &
Development-Holographics
David   M.   Plomin             31    Director  of   Research   &
Development
Jeffrey E. Norby           40   Controller
Peter  C.  McGillivray        51    Managing  Director  -  United
Kingdom Operations
Masayoshi  Yozu              54    Managing  Director   -   Japan
Operations
Roger F. Hruby, Chairman of the Board and Chief Executive Officer, was the President and Chief Operating Officer of the Company's predecessor, Bee Chemical, from 1977 until the sale of that company to Morton Thiokol, Inc., in 1985, at which time Mr. Hruby also became its Chief Executive Officer. Mr. Hruby also organized the formation of Bee Chemical's Japanese joint venture in 1970 and supervised its growth from a start-up venture to a significant manufacturing company with sales in excess of $40 million. In 1986, Mr. Hruby formed the Company, which purchased Bee Chemical's specialty transferable solid coatings division from Morton Thiokol and has been Chairman of the Board, Chief Executive Officer, and until June, 1995, President of the Company since the date of its incorporation. Mr. Hruby has been involved in the specialty chemical industry since 1958. Mr. Hruby earned a bachelors degree in chemistry from North Central College and a Masters of Business Administration from the University of Chicago.

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

William A. Herring, Senior Vice President of Operations of the Company, joined the Company in June, 1996. Prior to joining the Company, Mr. Herring served from 1992 as Vice President - Manufacturing and Technology with Central Products Company, where he was responsible for three manufacturing locations and five distribution centers. Mr. Herring earned a bachelors and a masters degree from the University of Missouri in Chemical Engineering.

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

Craig D. Newswanger formed Advanced Dimensional Displays in 1984, which was merged into Applied Holographics PLC in 1989. In 1992, following the formation of CFC Applied Holographics, he was named Vice President, Research and Development - Holographics, of the Company.

David M. Plomin joined the Company in 1988 and has held several managerial positions, including manager of technical services, quality assurance, production, and embossing, and in 1995 was promoted to Director of Research and Development. Mr. Plomin earned a bachelors degree from Knox College and a Masters of Business Administration from Governors State University.

Jeffrey E. Norby joined the Company in 1995 as Controller. Prior to that time he held several managerial positions in administration and accounting with Newell, Inc. and Chicago Bullet Proof Company. He is a Certified Public Accountant and earned a Masters of Business Administration from the University of Illinois.
Peter C. McGillivray has been Managing Director of CFC's United Kingdom Operations since 1988. Prior thereto, Mr. McGillivray served as a sales representative for British Cellulose Lacquers, which was acquired by Bee Chemical Company and later included as part of the ongoing business purchased by the Company.

Masayoshi Yozu joined Admiral Coated Products in Japan in 1968 to set up their branch office. In 1988 Admiral Coated Products was acquired by the Company and Mr. Yozu became Managing Director of CFC's Japanese Operations. Mr. Yozu earned a business degree from Ritsumeikan University.

       SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

The directors and certain officers of the Company are required to report their transactions in the Common Stock to the Securities and Exchange Commission within a specified period following a transaction. During 1996, the directors and officers filed all such reports within the specified time period.


ITEM 11.  EXECUTIVE COMPENSATION

The following table provides certain summary information concerning the compensation paid or accrued during the year ended December 31, 1996 to the Company's Chief Executive Officer and to each of the other executive officers of the Company who received compensation in excess of $100,000 during the last fiscal year (the "Named Executive Officers"). The Company does not have a restricted stock award program or a long-term incentive plan.

                   Summary Compensation Table
                                                Long-Term
                                               Compensation
                          Annual Compensation    Awards
                                        Other     Securities
                                        Annual
Underlying         All Other
  Name and Principal                  Salary   Bonus
Compensation         Options/SARs     Compensation
     Position       Year    ($)          ($)
($)                      (#)                  ($)*
Roger F. Hruby
  Chairman of the Board  1996285,000 28,500 24,000(1)
3,000
  and Chief Executive    1995285,000 28,500
3,000
  Officer           1994282,08828,500                    3,000

Robert J. DuPriest  1996181,50018,1506,727(2)  10,000    3,000
   President and Chief   1995165,000 51,150    523(2)
   3,000
  Operating Officer 1994165,000 16,500                   3,300

Dennis W. Lakomy
  Vice President, Chief  1996165,375 16,537
3,000
  Financial Officer,     1995157,500 15,750
3,000
  Treasurer and Secretary1994157,500 15,750
3,150
_________________________
* Reflects matching contributions made by the Company pursuant to
  the  Company's  contributory retirement   savings  plan,  which
  covers  eligible employees who qualify as to age and length  of
  service.    Under   the  plan,  the  Company   makes   matching
  contributions equal to 50% of the first 4% of the employees' income that the employee contributes.

(1) A $1 million life insurance policy on Mr. Hruby is paid for by the Company, with Mr. Hruby's estate as the beneficiary.
  The amount shown above is the premium paid for such policy.

(2) In connection with Mr. DuPriest's exercise of options covering 31,414 shares of Common Stock on November 24, 1995, the Company loaned him $81,838 for the payment of taxes on the gain realized upon the exercise of those options. The Company loaned Mr. DuPriest another $28,715 to pay the final estimated taxes due on January 15, 1996. The loan accrues no interest and is due on January 31, 2001. The amount shown above represents taxable income from imputed interest in accordance with Internal Revenue Service requirements.

The following table sets forth individual grants of stock options made to the Named Executive Officers during 1996.
                                                        Potential
Realizable
                                                       Value   at
Assumed
                           Percent of Total           Annual Rates
of  Stock
                             Options   Granted              Exercise
Price Appreciation for
             Date of      Options    to Employees    or BaseExpiration
for Option Term (s)
              Grant      Granted       in Fiscal Year    Price
(1)               Date               5%              10%
Roger F. Hruby
Robert J. DuPriest3/1/9610,000        13.8%$10.87  3/1/06  $68,392     $173,320
Dennis W. Lakomy
____________________
(1) Under the Stock Option Plan, the exercise price must be the fair market value of the Common Stock on the date of grant and the options granted generally become exercisable as to one-fourth of the grant on each of the first, second, third, and fourth anniversary of the date of grant.

(2) These amounts represent certain assumed annual rates of appreciation calculated from the exercise price, as required by the rules of the Securities and Exchange Commission. Actual gains, if any, on stock option exercises and Common Stock holdings are dependent on the future performance of the Common Stock. There can be no assurance that the amounts reflected in this table will be achieved.

Option Exercises and Year-End Valuation

The following table provides certain information with respect  to the  Named Executive Officers concerning the exercise of  options
and/or   stock  appreciation  rights  (SARs)  during   1996   and
unexercised options and SARs held on December 31, 1996:

         AGGREGATE 1996 OPTION/SAR EXERCISES AND VALUES

                              Number of Securities     Value of
Unexercised
                              Underlying Unexercised   In-the-
Money Options/
           Shares Acquired Value               Options/SARs at
12/31/96       SARs at 12/31/96*
             on Exercise   Realized  Exercisable
   Unexercisable      Exercisable  Unexercisable
    Name             (#)       ($)      (#)       (#)     ($)
   ($)
Roger F. Hruby
Robert J. DuPriest                                10,000    3,750
Dennis W. Lakomy
____________________
* This column indicates the aggregate amount, if any, by which the market value of the Common Stock on December 31, 1996 exceeded the options exercise price and is based on the closing per share sale price of the Common Stock on such date of $11.25 as quoted on the Nasdaq National Market.








Director's Compensation

Directors of the Company who are not employees of the Company are paid $1,500 for each board meeting attended and $750 each board committee meeting attended which is not held on the same day as a board meeting, but are not paid an annual retainer. Directors of the Company who are also employees of the Company are not paid any compensation for serving as directors.

Upon the closing of the Company's initial public offering of Common Stock (the IPO), each of the Company's non-employee directors, Messrs. Brown, Pierce and Wesselink, were automatically granted, pursuant to the CFC International, Inc. Director's Stock Option Plan, a one-time option covering 10,000 shares of Common Stock. Each of the options has a term of ten years and a per share exercise price of $9.50. The options become exercisable as to one-fourth of the grant on each of the first, second, third, and fourth anniversary of the date of grant.


Compensation Committee Interlocks and Insider Participation

Until August 1995, Mr. Hruby, the Company's Chief Executive Officer, approved the terms of the compensation of the Company's executive officers. In August 1995, the Company's Board of
Directors formed a Compensation Committee, which is currently comprised of Messrs. Hruby and Brown and chaired by Mr. Pierce, which determines the compensation of the Company's executive officers in the future.

William G. Brown, a director of the Company, is a partner of the law firm of Bell, Boyd & Lloyd. The Company has utilized, and anticipates that it will continue to utilize, the services of such firm.


ITEM  12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL  OWNERS  AND
MANAGEMENT

The following table sets forth, as of March 24, 1997, certain information regarding the beneficial ownership of the Company's Common Stock by each person known by the Company to be the beneficial owner of 5% or more of the outstanding Common Stock, by each director, nominee for director, and Named Executive Officer (as defined below), and by all directors and executive officers as a group. As of such date, there were 112 record holders and approximately 1,200 beneficial holders of Common Stock.

                                              Shares Beneficially
Owned
                   Name (1)                              Number
Percent
     Roger F. Hruby (2)
2,528,640          63.4
     Robert J. DuPriest                            89,509
2.2
     Dennis W. Lakomy                              317,537
8.0
     William G. Brown (3)                          158,769
4.0
     Richard Pierce                                      1,000
*
     David D. Wesselink                                  1,000
*
     RFH Investments, LP (4)                   999,160    25.1
     Stein Roe & Farnham, Incorporated (5)    318,200      8.0
         One South Wacker Drive
         Chicago, Illinois   60606
     All directors and executive officers as a group
          (7 persons) (2) (3)                 2,549,752   63.9
________________________
* Represents less than 1% of the outstanding Common Stock.

(1) The address of all of the persons named or identified above (other than Stein Roe & Farnham, Incorporated) is c/o
   CFC  International, Inc., 500 State Street,  Chicago  Heights,
   Illinois  60411.

(2) Includes 999,160 shares of Common Stock owned by RFH Investments, LP, a limited partnership of which Mr. Hruby is the managing general partner (and of which all of the partners are members of Mr. Hruby's immediate family or trusts for the benefit of such family members), but does not include 523,404 shares of Class B Common Stock owned by RFH Investments, LP. The shares of Common Stock shown above as beneficially owned by Mr. Hruby also include 538,670 shares of Common Stock which Messrs. DuPriest and Lakomy and members of Mr. Brown's family beneficially owned immediately after the IPO, which they still hold, and for which Mr. Hruby holds an irrevocable voting proxy. In addition to the Common Stock set forth in the table above, Mr. Hruby owns an option to purchase 534 shares of the Company's Voting Preferred Stock. (For a discussion of the options terms, see Certain Transactions and Proposal to Amend the Company's Certificate of Incorporation Relating to the Number of Authorized Shares of Voting Preferred Stock and the Replacement Option.)

(3) Includes 157,067 shares of Common Stock which are owned by the William Gardner Brown 1993 GST Trust, a trust for the benefit of Mr. Brown's family and of which Mr. Brown is not a beneficiary nor is he, or a member of his immediate family, a trustee.

(4) RFH Investments, LP also owns 523,404 shares of Class B Common Stock, which is substantially equivalent to the Common Stock in all respects except that the Class B Common Stock generally is not entitled to vote on any matters submitted to a vote of the Company's stockholders.
(5) The number of shares of Common Stock shown as beneficially owned is derived from a Schedule 13G dated February 12, 1997, filed with the Securities and Exchange Commission by the listed stockholder.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In August 1995, the Company granted to Mr. Hruby an option to purchase, at an exercise price of $500 per share, 534 shares of its Voting Preferred Stock, par value $.01 per share, subject to antidilutive adjustments. The holders of Voting Preferred Stock will be entitled to (i) 1,000 votes per share on all matters to be voted upon by stockholders; (ii) quarterly dividends at an annual rate equal to the prime rate of LaSalle Northwest National Bank, Chicago in effect as of the prior December 31, applied to the per share purchase price (initially $500) of the Voting Preferred Stock; and (iii) a liquidation preference equal to the per share purchase price (initially $500) plus any accumulated and unpaid dividends. The Voting Preferred Stock has no pre-emptive, conversion, redemption, or exchange rights. Mr. Hruby's option is currently exercisable, terminates upon his death, and is not transferable.

In connection with Mr. DuPriest's exercise of options covering 31,414 shares of Common Stock on November 24, 1995, the Company loaned him $81,838 for the payment of a portion of the taxes on the gain realized upon the exercise of those options. Additionally, on January 15, 1996, the Company loaned Mr. DuPriest an additional $28,715 for the payment of the remainder of the taxes on the gain realized upon the exercise of those options. In the event Mr. DuPriest sells any shares of Common Stock received pursuant to the exercise of those options prior to the maturity of these loans, he will be obligated to repay the loans from the proceeds, net of applicable taxes, received from such sale. No interest accrues under either loan and both mature on January 31, 2001.















                           SIGNATURES


Pursuant  to  the  requirements  Section  13  or  15(d)  of   the
Securities Exchange Act of 1934, the registrant has duly caused this amendment to this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 25, 1997.


                                   CFC INTERNATIONAL, INC.

                                   By:     /s/  ROGER F. HRUBY
                                        Roger F. Hruby
                                         Chairman of the Board of
Directors
                                          and   Chief   Executive
Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 25, 1997.

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