Form 10-Q/A
period 1996-06-30
CFC INTERNATIONAL INC
filed 1997-05-08
CIK 949859

UNITED STATES

              SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, DC 20549

                          FORM 10-Q/A


(Mark One)
       X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF
              THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended March 31, 1997
           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition from

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

               YES  ( X )                    NO  (     )

As  of  April 30, 1997, the Registrant had issued and

outstanding 3,985,330  shares of Common Stock, par value $.01 per share,  and 534,030 shares of Class B Common Stock, par

value $.01 per share.







                          SIGNATURES





  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 1, 1997.



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