Form 10-Q
period 1997-03-31
CFC INTERNATIONAL INC
filed 1997-05-08
CIK 949859

10
                          UNITED STATES

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

               YES  ( X )                    NO  (     )
As  of  April 30, 1997, the Registrant had issued and

outstanding shares   of   Common  Stock,  par  value  $.01  per

share,   and shares of Class B Common Stock, par value $.01 per

share.





                     CFC INTERNATIONAL, INC.

                     INDEX TO FORM 10-Q









Page
Part I - Financial Information:
  Item 1 - Financial Statements
       Consolidated Balance Sheets - March 31, 1997 and
       December 31, 1996
       3
       Consolidated Statements of Income for the three (3)
       months ended March 31, 1997 and March 31, 1996         4
       Consolidated Statements of Cash Flows for the three (3)
months
       ended March 31, 1997 and March 31, 1996               5

       Notes to Consolidated Financial Statements            6

   Item 2 - Managements Discussion and Analysis of Financial
Conditions and
                Results of Operations                      7-9
Part II - Other Information:

  Item 5 - Other Information                               10


  Item 6 - Exhibits and Reports on Form 8-K               10


  Signatures                                                11


                            Part I
                 Item 1.  Financial Statements

                     CFC INTERNATIONAL, INC.
                 CONSOLIDATED BALANCE SHEET AT
             MARCH 31, 1997 AND DECEMBER 31, 1996


                                                        March
31, December 31,
                                                 1997
1996

(Unaudited)
 ASSETS
 CURRENT ASSETS:
 Cash and cash equivalents                $1,892,952  $927,703
 Accounts receivable, less allowance for doubtful accounts of
  $618,000 and
  $565,000 respectively                   6,414,437   5,996,657
 Employee receivable                       241,630    220,833
 Inventories:
  Raw materials                           1,293,273   837,307
  Work in process                         1,243,384   1,086,308
  Finished goods                          4,670,774   5,142,558
                                          7,207,431   7,066,173
  Prepaid expenses and other current assets           429,155
392,593
  Deferred income taxes                    663,520    663,520
     Total current assets                 16,849,125  15,267,479
 PROPERTY, PLANT AND
  EQUIPMENT, NET                          10,748,804  10,866,717
 Other assets                              537,626          5
  61,085
    Restricted Cash                         998,690
1,510,827
     Total assets                         29,134,245
28,206,108
 LIABILITIES AND STOCKHOLDERS EQUITY
 CURRENT LIABILITIES:
Current portion of long-term debt .....................         $368,124
                                    $
  368,124
 Accounts payable                         2,157,487   2,558,486
Accrued environmental liability           244,937    244,937
 Accrued bonus                             222,900
200,290
 Accrued vacation                          266,591
236,422
    Accrued corporate income taxes          920,857
263,251
 Other accrued expenses and current liabilities       367,488
761,256
     Total current liabilities            4,548,384   4,632,766
 DEFERRED INCOME TAXES                    1,785,740   1,785,740
 LONG-TERM DEBT                           5,543,719   5,564,027
 MINORITY INTEREST IN CFC APPLIED HOLOGRAPHICS        1,223,179
1,145,240
     Total liabilities                    13,101,022  13,127,773
 STOCKHOLDERS EQUITY:
 Voting Preferred Stock, par value $.01 per share, 750 shares authorized,
  no shares issued and outstanding               _          _
 Common stock, $.01 par value, 10,000,000 shares authorized
  4,138,019
  and 4,132,605 shares issued at March 31, 1997 and December 31,
  1996                                      41,379     41,326
 Class B common stock, $.01 par value, 750,000 shares
  authorized, 534,030
  shares issued and outstanding at March 31, 1997 and December
  31, 1996                                   5,340      5,340
 Additional paid-in capital               10,183,535
10,139,248
 Retained earnings                        6,142,075
5,110,647
 Cumulative translation adjustment        (148,771)   (27,891)
                                          16,223,558
15,268,670
Less 156,142 treasury shares of common stock, at cost at March
  31, 1997 and
  December 31, 1996                       (190,335)
(190,335)
                                          16,033,223
15,078,335
 CONTINGENCIES
     Total liabilities and stockholders equity        $29,134
  ,245                                  $ 28,206,108


  The accompanying notes are an integral part of the financial statements.

                     CFC INTERNATIONAL, INC.
               CONSOLIDATED STATEMENTS OF INCOME
      FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                         RESPECTIVELY




                                         Three Months Ended
March 31,

                                         1997            1996
(Unaudited)

Net sales                              $9,810,048          $
9,540,497
Cost of goods sold                     5,780,563
5,634,729
Gross profit                           4,029,485
3,90
5,768
Marketing and selling expenses         1,066,083
943,420
General and administrative expenses    852,662
882,2
44
Research and development expenses      310,110
318,5
91
Patent litigation expenses                   0
36,889
                                       2,228,855
2,181,144
Operating income                       1,800,630
1,724,624
Other (income) expenses:
  Interest                              76,442
60,438
  Miscellaneous                        (73,275)
(4,543)
                                         3,167
55,895 Income before income taxes and minority interest
1,797,463                                 1,668,729
Provision for income taxes             688,096
645,9
40
                                       1,109,367
1,022,789

Minority interest in loss (income) of CFC Applied
Holographics (77,939)
_
Net Income                             $1,031,428
$
1,022,789


Net  income per share                  $   0.23        $
0.23
Weighted average number of common stock and common stock
  equivalents used in the net income per share calculation
4,517,435                                  4,526,379





  The accompanying notes are an integral part of the
                           financial statements.


                     CFC INTERNATIONAL, INC.
             CONSOLIDATED STATEMENTS OF CASH FLOWS
      FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                         RESPECTIVELY


                                             Three Months
Ended March 31,
1997
1996
                                             (Unaudited)

Cash flow from operating activities:
 Net income                            $1,031,428           $
  1,022,789
   Adjustments to reconcile net income to net cash  provided
      by operating activities:
      Depreciation and amortization    521,740
380,518
                 Minority interest in CFC Applied Holographics
77,939                                       0
      Changes in assets and liabilities:
       Accounts receivable             (471,779)
       (303,665)
       Inventories                     (186,848)
(1,09
       1,010)
       Employee receivable             (20,797)
       (57,988)
       Prepaid expenses and other current assets
       (90,503)                         (94,532)
       Accounts payable                (376,901)         1,39
       2,989
                     Accrued income taxes
628,810 577,047
                     Accrued vacation           30,169
10,978
       Accrued bonus                   22,610
       (639,906)
       Accrued expenses and other current liabilities
       (337,705)                        (995,857)
Net cash provided by operating activities
828,163
 201,363

Cash flows from investing activities:
          Additions to property, plant and equipment
                           (387,047)
  (646,407)
  Decrease in restricted cash investment              512,137
0
Net cash used in investing activities           125,090
 (646,407)

Cash flows from financing activities:
 Proceeds from revolving credit agreements             0
  1,720,000
 Repayments of revolving credit agreements                  0
  (1,286,496)
Repayment of term loans               (2,735)         (27,876)
 Repayment of capital lease            (17,573)
  (17,573)
 Proceeds from purchase of stock       44,340
 Distributions to stockholders              0            (800
  ,000)
Net cash used in financing activities           24,032
 (411,945)

Effect of exchange rate changes on cash and cash equivalents
 (12,036)                                   (38,040)
Increase (decrease) in cash and cash eqivalents
965,249
 (895,029)

Cash and cash equivalents:
 Beginning of period                   927,703         916,480
End of Period                           $1,892,952           $
 21,451




  The accompanying notes are an integral part of the financial statements.





                     CFC INTERNATIONAL, INC.

                     NOTES TO CONSOLIDATED

                     FINANCIAL STATEMENTS MARCH 31,

                     1997 AND 1996

                           (Unaudited)





1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 1997 and December 31, 1996, the results of operations for the three (3) months ended March 31, 1997 and 1996, and statements of cash flows for the three (3) months ended March 31, 1997 and 1996.


  Results for an interim period are not necessarily indicative of results for the entire year and such results are subject to year end adjustments and independent audit.


2.Certain comparative prior year amounts in the consolidated financial statements and notes have been reclassified to conform with current year presentation.


3.In  February,  1997 the Financial Accounting Standards  Board


  (FASB) issued Statement No. 128, Earnings Per Share,  which is effective  for  periods ending after December  15,  1997.


  Adoption  of FASB No. 128 is not expected to have a  material impact on the Companys results of operations.














   Item 2.  MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATION




Overview

The Company formulates, manufactures, and sells chemically complex, transferable multi-layer coatings for use in many diversified markets such as furniture and building products, pharmaceutical products, transaction cards (including credit cards, debit cards, ATM cards, and access cards), and on
holographic  authentication seals.   The  Companys  net  sales
increased 66.1% from $22.4 million in 1992 to $37.2 million in 1996. During that period, the Company realized sales dollar
growth  in  all  of  its  major product lines.   The  Companys
operating income more than doubled over this four-year period, increasing from $1.8 million, or 8.0% of net sales in 1992 to $5.1 million, or 13.6% of net sales in 1996.
The Company has experienced, and expects to continue experiencing, shifts in the relative sales and growth of its various products over time. The Company believes that such shifts are in the ordinary course of business and are indicative of its focus on specific niche markets. During the period from 1992 to 1996, printed products sales rose from 19.6% to 39.3% of net sales. Pharmaceutical products sales declined from 26.2% in 1992 to 21.2% of net sales in 1996 due to the growth of other product lines. Actual pharmaceutical product sales increased from $5.9 million in 1992 to $7.9 million in 1996, or an increase of 35.5% over that four-year period. Security products sales increased from 6.9% in 1992 to 10.3% of net sales in 1996. Holographic products grew from 3.5% in 1992 to 11.6% of net sales in 1996.

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


                                      Quarter Ended March 31,
                                       1997         1996

  Net sales                            100.0%       100.0%
  Cost of sales                          58.9         59.1
  Gross profit                           41.1         40.9
  Selling, general and administrative       19.5
19.5
  Research and development                 3.2
3.3
  Operating income                       18.4         18.1
  Interest expense and other             .1               .6
  Income before taxes and minority interest
18.3
17.5
  Provision for income taxes               7.0
6.8
  Minority interest                          .8            _
  Net income                              10.5%
10.7%


Quarter Ended March 31, 1997 Compared to Quarter Ended March
31, 1996

Net sales for the quarter ended March 31, 1997 increased 2.8% to $9.8 million, from $9.5 million for the quarter ended March
31, 1996.   Printed product sales increased 12.8% to $3.9
million, from $3.4 million primarily due to an increase in the
Companys
market share. Pharmaceutical product sales decreased 6.7% to $2.1 million, from $2.2 million, primarily due to stagnation in the domestic market. Security product (magstripe, signature panels, and tipping products for credit cards) sales increased 17.8% to $999,000, from $848,000. This increase comes primarily from strong sales of the Companys magstripe product line. Sales of simulated metal and other pigmented products
decreased                                                 14.0%
to $1.5 million, from $1.7 million, as CFC exited markets in which it could not derive its historic margins. Holographic product sales increased 5.0% to $1.4 million for the quarter ended March 31, 1997, compared to $1.3 million for the quarter ended March 31, 1996, primarily due to the increased sales to SmithKline Beecham for holographic packaging for its Aquafresh whitening formula toothpaste.

Gross profit for the quarter ended March 31, 1997 increased 3.2% to $4.0 million, from $3.9 million for the quarter ended March 31, 1996. The increase in gross profit was attributable to the growth in sales and a decrease in raw material costs. The gross profit margin for the quarter ended March 31, 1997 increased to 41.1% from 40.9% for the quarter ended March 31, 1996. Although the Company does not fully allocate all costs on a product line basis, the Company believes that its gross profit margin typically is not substantially different for any of its major product categories.

Selling, general, and administrative expenses for the quarter ended March 31, 1997 increased 3.0% to $1,919,000 from $1,863,000 for the quarter ended March 31, 1996. Selling, general, and administrative expenses for the quarter ended March 31, 1997 increased as a percentage of net sales to 19.6% from 19.5% for the quarter ended March 31, 1996. This increase in percentage was primarily due to the additional investment in resources in the Pacific Rim.




Research and development expenses for the quarter ended March 31, 1997 decreased 2.7% to $310,110 from $318,591 for the quarter ended March 31, 1996. Research and development expense for the quarter ended March 31, 1997 decreased as a percentage of net sales, to 3.2% from 3.3% for the quarter ended March 31, 1996. This decrease in percentage was primarily due to the increase in net sales and a decrease in R & D operating expenses.

Operating income for the quarter ended March 31, 1997 increased 4.4% to $1.8 million, from $1.7 million for the quarter ended March 31, 1996. Operating income for the quarters ended March 31, 1997 increased as a percentage of net sales to 18.4% from 18.1% for the quarter ended March 31, 1996. This increase is primarily due to an increase in gross profit.

Interest expense for the quarter ended March 31, 1997 increased 26.5% to $76,442, from $60,438 for the quarter ended March 31, 1996. This increase was primarily due to the financing of the new eight station Roto Gravure printing press to service the printed products market.

Income taxes for the quarter ended March 31, 1997 increased to $688,000 from $646,000 for the quarter ended March 31, 1996. This was primarily the result of the increase in operating income and the holographic business income being fully taxed. During the first quarter of 1996, the holographic business utilized a tax loss carry forward to offset its tax liability.

Net income for the quarter ended March 31, 1997 increased .8% to $1,031,428, from $1,022,789 for the quarter ended March 31, 1996. This increase in net income is primarily due to the increase in operating income.
Liquidity and Capital Resources

Working capital, consisting predominately of inventories and receivables, increased from $10.6 million at December 31, 1996 to $12.3 million at March 31, 1997. This increase was primarily caused by a $467,000 increase in trade receivables due to growth in the Companys export business, which is typically sold with longer terms and an increase in inventory of $184,000 primarily to support printed products. Cash increased from $927,703 at December 31, 1996 to $1,892,952 at March 31, 1997, primarily due to the use of the IRB to fund the Companys major capital expenditure in 1997, while 1996 capital expenditures were financed by cash from operations.

During the first quarter of 1997, the Company made no

borrowings against  the  revolving credit agreement  maintained with  the Companys primary bank.  This agreement, which expires

April 1, 1998,  provides  for  borrowings of  specified

percentages  of eligible accounts receivable and inventories,

with the total not to  exceed  $4,500,000.  Accordingly, the borrowings  would  be classified as current liabilities.







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