Form 10-Q
period 1997-06-30
CFC INTERNATIONAL INC
filed 1997-07-31
CIK 949859

11
                          UNITED STATES

               SECURITIES AND EXCHANGE

               COMMISSION

                      WASHINGTON, DC 20549

                           FORM 10-Q
(Mark One)
       X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF
              THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended June 30, 1997
           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition from

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

               YES  ( X )                    NO  (     )
As  of  July  31, 1997, the Registrant had issued and

outstanding 3,996,206  shares of Common Stock, par value $.01 per share,  and 523,404 shares of Class B Common Stock, par

value $.01 per share.





                     CFC INTERNATIONAL, INC.

                     INDEX TO FORM 10-Q









Page
Part I - Financial Information:
  Item 1 - Financial Statements
       Consolidated Balance Sheets - June 30, 1997 and
       December 31, 1996
       3
       Consolidated Statements of Income for the three (3)
months and for the six (6)
       months ended June 30, 1997 and June 30, 1996          4

     Consolidated Statements of Cash Flows for the six (6)
months ended
       June 30, 1997 and June 30, 1996                       5

       Notes to Consolidated Financial Statements            6


   Item 2 - Managements Discussion and Analysis of Financial
Condition and
                Results of Operations                      7-9
Part II - Other Information:

  Item 5 - Other Information                               10


  Item 6 - Exhibits and Reports on Form 8-K               10


  Signatures                                                11


                            Part I
                 Item 1.  Financial Statements

                     CFC INTERNATIONAL, INC.
                 CONSOLIDATED BALANCE SHEET AT
              JUNE 30, 1997 AND DECEMBER 31, 1996


                                                        June
30, December 31,
                                                 1997
1996

(Unaudited)
 ASSETS
 CURRENT ASSETS:
 Cash and cash equivalents                $1,891,303  $927,703
 Accounts receivable, less allowance for doubtful accounts of
  $559,701 and
  $565,000 respectively                   6,288,619   5,996,657
 Employee receivable                       256,600    220,833
 Inventories:
  Raw materials                           1,515,442   837,307
  Work in process                         1,656,183   1,086,308
  Finished goods                          5,471,829   5,142,558
                                          8,643,454   7,066,173
     Prepaid expenses and other current assets            853,590
                                392,593
 Deferred income taxes                     651,141    663,520
     Total current assets                 18,584,707  15,267,479
 Property, plant and
  equipment, net                          11,879,696  10,866,717
 Other assets                              375,348          5
  61,085
    Restricted Cash                         166,399
1,510,827
     Total assets                         31,006,150
28,206,108
 LIABILITIES AND STOCKHOLDERS EQUITY
 CURRENT LIABILITIES:
Current portion of long-term debt .....................         $350,531
                                    $
  368,124
 Accounts payable                         3,235,383   2,558,486
Accrued environmental liability           300,000    244,937
 Accrued bonus                             410,109
200,290
 Accrued vacation                          272,405
236,422
    Accrued corporate income taxes          327,996
263,251
 Other accrued expenses and current liabilities         794,472
761,256
     Total current liabilities            5,690,896   4,632,766
 Deferred income taxes                    1,785,740   1,785,740
 Long-term debt                           5,503,556   5,564,027
 Minority interest in CFC Applied Holographics        1,232,547
1,145,240
     Total liabilities                    14,212,739  13,127,773
 STOCKHOLDERS EQUITY:
 Voting Preferred Stock, par value $.01 per share, 750 shares authorized,
  no shares issued and outstanding               _          _
  Common stock, $.01 par value, 10,000,000 shares authorized;
  4,152,348
 and 4,132,605 shares issued at June 30, 1997 and December 31,
  1996
     respectively                           41,522     41,326
 Class B common stock, $.01 par value, 750,000 shares
  authorized; 523,404
  and 534,030 shares issued and outstanding at June 30, 1997
     and December 31, 1996 respectively                 5,234
     5,340
 Additional paid-in capital               10,223,129
10,139,248
 Retained earnings                        6,808,961
5,110,647
 Cumulative translation adjustment        (95,100)    (27,891)
                                          16,983,746
15,268,670
 Less 156,142 treasury shares of common stock, at cost at June
  30, 1997 and
  December 31, 1996                       (190,335)
(190,335)
                                          16,793,411
15,078,335
 CONTINGENCIES
     Total liabilities and stockholders equity        $31,006
  ,150                                  $ 28,206,108


  The accompanying notes are an integral part of the financial statements.

                          CFC INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE THREE MONTHS AND SIX MONTHS
                 ENDED
                    JUNE 30, 1997 AND 1996, RESPECTIVELY




                                    Three Months Ended June 30,  Six
Months Ended June 30,

                                         1997     1996    1997
                                           1996 (Unaudited)
                                           (Unaudited)

Net sales                              $9,998,497$  9,885,634 $
19,808,545
$ 19,426,131
Cost of goods sold                     6,236,758        5,702,229
12,017,321                           11,336,958
Gross profit                           3,761,739           4,183,405
7,791,224                            8,089,173
Marketing and selling expenses         1,052,554          902,101
2,271,807                            1,825,521
General and administrative expenses    1,146,417          985,176
1,845,909                            1,904,309
Research and development expenses      369,222    314,420        679,332
633,011
Patent litigation expenses                   0   36,889       0   36,889
                                       2,568,193        2,238,586
4,797,048                            4,399,730
Operating income                       1,193,546        1,944,819
2,994,176                            3,689,443
Other (income) expenses:
  Interest                              87,906   62,019 164,348  122,457
  Miscellaneous                         35,791    1,070 (37,484)  16,527
                                       123,697   63,089 126,864  138,984
Income before income taxes and minority interest
1,069,849
1,881,730                            2,867,312  3,550,459
Provision for income taxes             393,595    705,794
1,081,691
1,351,734
                                       676,254  1,175,936
1,785,621
2,198,725

Minority interest expense of CFC Applied Holographics            (9,368)
(69,109)                             (87,307)   (69,109)
Net income                             $666,886 $1,106,827
1,698,314
2,129,616


Net  income per share                  $   0.15 $   0.24    $    0.38$
0.47
Weighted average number of common stock and common stock
  equivalents                                   4,531,277
4,519,734                            4,524,355  4,508,779





     The accompanying notes are an integral part of the financial statements.


                     CFC INTERNATIONAL, INC.
             CONSOLIDATED STATEMENTS OF CASH FLOWS
 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996 RESPECTIVELY


                                             Six Months Ended
June 30,
1997
1996
                                             (Unaudited)

Cash flow from operating activities:
 Net income                            $1,698,314           $
  2,129,616
   Adjustments to reconcile net income to net cash  provided
      by operating activities:
      Depreciation and amortization    1,043,795
      758,143
                 Minority interest in CFC Applied Holographics
87,307                                  69,109
       Changes in assets and liabilities:
       Accounts receivable             (330,813)
       (152,325)
       Inventories
(1,610,297)
       (961,310)
       Employee receivable             (35,767)
       (57,988)
       Prepaid expenses and other current assets
       (340,257)
       (191,509)
       Accounts payable                677,063
325,571
       Accrued bonus                   209,819
       (288,288)
       Accrued expenses and other current liabilities
       235,194                          (829,282)
Net cash provided by operating activities
1,634,358
 801,737

Cash flows from investing activities:
 Decrease in restrictive cash additions to property, plant and
    equipment                          (2,014,412)
  (1,021,638)
    Decrease (increase)  in restricted cash investment
1,344,428                               (3,396,658)
Net cash used in  (provided by) investing activities
 669,984                                (4,418,296)

Cash flows from financing activities:
 Proceeds from revolving credit agreements             0
  3,670,000
 Repayments of revolving credit agreements                  0
  (3,686,496)
 Repayment of term loans               (30,611)
  (55,752)
 Repayment of capital lease            (47,452)
  (33,911)
                      Borrowing under IRB
                           3,855,000
 Proceeds from minority interest payments
  (142,036)
    Issuance of stock                   83,971          26,955
 Distributions to stockholders              0            (800
  ,000)
Net cash provided by financing activities               5,909
 2,833,760

Effect of exchange rate changes on cash and cash equivalents
 (6,683)                                    (35,680)
Increase (decrease) in cash and cash eqivalents
963,600
 (818,479)

Cash and cash equivalents:
 Beginning of period                   927,703         916,480
End of Period                           $1,891,303           $
 98,001




  The accompanying notes are an integral part of the financial statements.



                     CFC INTERNATIONAL, INC.

                     NOTES TO CONSOLIDATED

                     FINANCIAL STATEMENTS JUNE 30,

                     1997 AND 1996

                           (Unaudited)





1.     In    the  opinion  of   management,   the  accompanying
  unaudited consolidated        financial    statements    contain
  all    adjustments
  (consisting   of  only  normal  recurring  adjustments)   necessary
  to present fairly the financial position of the Company as of June 30, 1997 and December 31, 1996, the results of operations for  the three  (3)  months  and six (6) months ended June  30,  1997 and 1996, and statements of cash flows for the three (3) months and six (6) months ended June 30, 1997 and 1996.

  Results   for   an   interim  period  are  not  necessarily
indicative
  of results for the entire year and such results are subject to year end adjustments and independent audit.

2.     In   February,  1997  the  Financial  Accounting  Standards
  Board (FASB) issued Statement No. 128, Earnings Per Share, which is effective for periods ending after December 15, 1997. Adoption of FASB No. 128 is not expected to have a material impact on the Companys results of operations.

3. In June, 1997 the FASB issued Statement No. 130, Reporting Comprehensive Income, which is effective for periods beginning after December 15, 1997. Adoption of FASB No. 130 is not expected to have a significant impact on the Companys consolidated financial statements.
4. In June, 1997 the FASB issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, which is effective for periods beginning after December 15, 1997. The Company is currently evaluating the impact that this statement will have on their consolidated financial statements.




   Item 2.  MANAGEMENTS DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATION




Overview

The    Company    formulates,   manufactures,   and   sells
chemically-
complex,   transferable   multi-layer   coatings   for   use    in
many
diversified   markets   such   as   furniture   and   building
products, pharmaceutical      products,   transaction    cards
(including    credit
cards,   debit   cards,   ATM   cards,   and   access   cards),   and
on
holographic    authentication   seals.    The    Companys    net
sales
increased   66.1%  from  $22.4  million  in  1992  to  $37.2  million
in
1996.    During   that   period,  the  Company   realized   sales
dollar
growth   in   all   of   its   major   product   lines.    The
Companys
operating   income   more  than  doubled  over  this   four-year
period,
increasing  from  $1.8  million,  or  8.0%  of  net  sales  in   1992
to
$5.1 million, or 13.6% of net sales in 1996.

The     Company    has    experienced,    and    expects    to
continue
experiencing,   shifts  in  the  relative  sales   and   growth   of
its
various   products   over   time.   The   Company   believes   that
such
shifts  are  in  the  ordinary  course  of  business  and  are
indicative of   its  focus  on  specific  niche  markets.        During
the  period  from
1992  to  1996,  printed  products sales  rose  from  19.6%  to  39.3%
of net   sales.   Pharmaceutical  products  sales  declined  from  26.2%
in 1992  to21.2%  of  net  sales  in  1996  due  to  the  growth  of other
product    lines.    Actual   pharmaceutical   product   sales
increased
from  $5.9  million  in  1992 to $7.9 million  in  1996,  or  an
increase of   35.5%   over   that  four-year  period.   Security
products   sales increased        from   6.9%  in  1992  to  10.3%  of
net   sales   in   1996.
Holographic products grew from 3.5% in 1992 to 11.6% of net sales in 1996.

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


Results of Operation

The   following   table   sets   forth,   for   the   periods
indicated,
certain     items    from    the    Companys     consolidated
financial
statements as a percentage of net sales for such period.


                                                      Six Months Ended
                                  Quarter Ended June 30,
June 30,
                                     1997    1996        1997
1996
                                     (unaudited)         (unaudited)

  Net sales                          100.0%  100.0%     100.0%
100.0%
  Cost of sales                        62.4    57.7       60.7
58.4
  Gross profit                         37.6    42.3       39.3
41.6
  Selling, general and administrative          22.0
19.4                              20.8         19.3
  Research and development               3.7     3.2
3.4
3.3
  Operating income                     11.9    19.7
15.1
19.0
  Interest expense and other           1.2         .6
0.6
0.7
  Income before taxes and minority interest
10.7
19.1                              14.5         18.3
  Provision for income taxes             3.9     7.1
5.5
7.0
  Minority interest                        .1
 .7                                  0.4          0.3
  Net income                             6.7%             11.3%
8.6%                              11.0%



Quarter Ended June 30, 1997 Compared to Quarter Ended June 30,
1996

Net  sales  for the quarter ended June 30, 1997 increased  1.1%
to
$10.0 million, from $9.9 million for the quarter ended June 30, 1996. Printed products sales increased 8.7% to $4.2 million, from $3.8 million primarily due to an increase in the Companys
market share.   Pharmaceutical  products sales  increased  10.2%
to $2.1 million, from $1.9 million, primarily due to growth in the export market.Security products (magstripe, signature
panels,   and
tipping  products  for  credit  cards)  sales  decreased  3.6%
to
$1,093,000, from $1,134,000. This decrease comes primarily from the average selling price declining in signature panels. Sales of simulated metal and other pigmented products decreased 22.4% to
$1.5 million, from $1.9 million, as CFC exited markets in which it could not derive its historic margins. Holographic products sales increased 4.6% to $1,144,000 for the quarter ended June 30, 1997, compared to $1,094,000 for the quarter ended
June  30,  1996, primarily  due  to  the increased sales to
SmithKline  Beecham  for holographic   packaging   for  its
Aquafresh   whitening
formula
toothpaste and to Intel for authentication seals for the Pentium Microprocessor.

Gross  profit  for the quarter ended June 30, 1997 decreased
10.1%
to  $3.8 million, from $4.2 million for the quarter ended June
30, 1996.   The decrease in gross profit was attributable to less
than forecasted growth in sales and an increase in overtime costs and fixed costs related to the expansion to house and operate the Companys new rotogravure printing press. The gross profit margin for the quarter ended June 30, 1997 decreased to
37.6% from                                                  42.3%
for the quarter ended June 30, 1996. Although the Company does not fully allocate all costs on a product line basis, the
Company believes   that   its  gross  profit  margin   typically
is     not
substantially different for any of its major product categories.

Selling, general, and administrative expenses for the quarter ended June 30, 1997 increased 14.3% to $2,199,000 from $1,924,000 for the quarter ended June 30, 1996. Selling, general, and administrative expenses for the quarter ended June 30, 1997 increased as a percentage of net sales to 22.0% from 19.4% for the quarter ended June 30, 1996. This increase in percentage was primarily due to the additional investment in resources in the Pacific Rim and are time sales promotion related expenses.

Research and development expenses for the quarter ended June 30, 1997 increased 3.7% to $369,222 from $314,420 for the quarter ended June 30, 1996. Research and development expense for the quarter ended June 30, 1997 increased as a percentage of net sales, to 3.7% from 3.2% for the quarter ended June 30, 1996. This increase in percentage was primarily due to an increase in R & D operating expenses.

Operating income for the quarter ended June 30, 1997 decreased 38.6% to $1.2 million, from $1.9 million for the quarter ended June 30, 1996. Operating income for the quarter ended June 30, 1997 decreased as a percentage of net sales to 11.9% from 19.7% for the quarter ended June 30, 1996. This decrease is primarily due to the decrease in gross profit and an increase in selling expenses.

Interest expense for the quarter ended June 30, 1997 increased 41.7% to $87,906, from $62,019 for the quarter ended June 30, 1996. This increase was primarily due to the financing of the new, eight- station, rotogravure printing press to service the printed products market.

Income taxes for the quarter ended June 30, 1997 decreased to $394,000 from $706,000 for the quarter ended June 30, 1996. This was primarily the result of the decrease in operating income.

Net  income for the quarter ended June 30, 1997 decreased
39.7%
to  $667,000,  from $1,107,000 for the quarter ended  June
30, 1996.   This  decrease in net income is primarily  due
to  the decrease in operating income.


Six  months  Ended June 30, 1997 Compared to Six  months
Ended June 30, 1996

Net sales for the six months ended June 30, 1997 increased
2.0%
to $19.8 million, from $19.4 million for the six months ended June 30, 1996. Printed product sales increased 10.4% to $8.0 million, from $7.3 million primarily due to an increase in the Companys market share. Pharmaceutical
product sales increased 1.1%                           to
$4,212,000  from  $4,164,000,  primarily               due
to
international  growth in the second quarter of 1997.
Security
product   (magnetic  stripe,  signature  panels,  and
tipping
products  for  transaction  cards)  sales  increased  5.6%
to
$2,093,000,  from  $1,982,000.  This increase  comes
primarily from strong sales of the Companys magstripe product line. Sales of simulated metal and other pigmented products decreased 18.4% to $2.9 million, from $3.6 million, as CFC continues to focus on larger, higher margin accounts in this category. Holographic product sales increased 4.8% to $2.5 million for the six months ended June 30, 1997, compared to $2.4 million for the six months ended June 30, 1996, primarily due to the increased sales to SmithKline Beecham for holographic packaging for its Aquafresh whitening formula toothpaste and to Intel for authentication seals for the Pentium Microprocessor.

Gross  profit for the six months ended June 30, 1997
decreased 3.7%                                   to  $7.8
million, from $8.1 million for the  six  months
ended  June  30,  1996.   The  decrease  in  gross  profit
was attributable  to less than forecasted growth in  sales
and  an increase  in overtime costs and fixed costs as
related  to  the expansion  to  house  and operate the new
printing  press  and depreciation of the same.  The gross
profit margin for the  six months  ended June 30, 1997
decreased to 39.3% from                              41.6%
for
the  six months ended June 30, 1996.  Although the Company
does not  fully  allocate  all costs on a product  line
basis,  the Company believes that its gross profit margin
typically is  not substantially   different  for  any  of
its   major
product
categories.

Selling, general, and administrative expenses for the six months ended June 30, 1997 increased 9.3% to $4.1 million from $3.8 million for the six months ended June 30, 1996. Selling, general, and administrative expenses for the six months ended June 30, 1997 increased as a percentage of net sales to 20.8%
from  19.4%  for  the  six months ended June  30,  1996.
This
increase in percentage was primarily due to the additional investment in resources in the Pacific Rim.

Research and development expenses for the six months ended
June
30,  1997 increased 7.3% to $679,332 from $633,011 for the
six months ended June 30,1996. Research and development expense for the six months ended June 30, 1997 increased as a percentage of net sales, to 3.4% from 3.3% for the six months ended June 30, 1996. This increase in percentage was primarily due to an increase in R & D operating expenses.

Operating  income  for  the  six months  ended  June  30,
1997 decreased 18.8% to $3.0 million, from $3.7 million for the six months ended June 30, 1996. Operating income for the  six months  ended  June 30, 1997 decreased as a
percentage  of  net sales  to                         15.1%
from 18.9% for the six months ended  June  30,
1996.   This decrease is primarily due to a decrease  in
gross
profit  and an increase in selling expenses in the Pacific
Rim and Europe.

Interest  expense  for  the  six months  ended  June  30,
1997 increased           34.2% to $164,348, from $122,457 for
the six  months
ended June 30, 1996. This increase was primarily due to the financing of the new, eight-station, rotogravure printing press to service the printed products market.

Income taxes for the six months ended June 30, 1997 decreased to $1.1 million from $1.4 million for the six months ended June 30, 1996.This was primarily the result of the decrease in operating income.

Net income for the six months ended June 30, 1997 decreased 20.3% to $1.7 million, from $2.1 million for the six months ended June 30, 1996. This decrease in net income is primarily due to the decrease in operating income.


Liquidity and Capital Resources

Working  capital, consisting predominately of  inventories
and receivables, increased from $10.6 million at December 31, 1996 to $12.9 million at June 30, 1997. This increase was primarily caused by a $292,000 increase in trade receivables due to growth in the Companys export business, which is typically sold with longer terms and an increase in inventory of $1,577,000
primarily  to  support  printed  products.    Cash
increased from $927,703 at December 31, 1996 to $1,891,303 at June 30, 1997, primarily due to cash flow from operating activities. Investment in equipment was financed primarily by use of the restrictive cash proceeds from the Illinois Revenue Bond offering.

During  the  first  six months of 1997,  the  Company  made

no borrowings  against  the revolving credit agreement

maintained with the Companys primary bank.  This agreement,

which expires April  1, 1998, provides for unsecured

borrowings.  The Company believes  that it has sufficient

capital resources  from  funds generated  from  operations  as well  as  available  borrowing facilities to support its

future capital needs.





                          SIGNATURES





  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on  its behalf by the undersigned, thereunto duly authorized, on August 1, 1997.
                                CFC INTERNATIONAL, INC.
                                Dennis W. Lakomy
                                   Vice    President,   Chief
Financial Officer,
                                Secretary, and Treasurer
                                (Principal Financial Officer)




                                 /s/
                                Jeffrey E. Norby
                                Controller
                                (Principal Accounting Officer)