Form 10-Q
period 1997-09-30
CFC INTERNATIONAL INC
filed 1997-11-14
CIK 949859

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



                    CFC INTERNATIONAL, INC.

                      INDEX TO FORM 10-Q


                                                          Page

Part I - Financial Information:

  Item 1 - Financial Statements

       Consolidated Balance Sheets - September 30, 1997 and
       December 31, 1996                                     3
       Consolidated and Statements of Income for the three (3)
months  and
       nine (9) months ended September 30, 1997 and September
30, 1996                                                      4
       Consolidated and Statements of Cash Flows for the nine
(9) months
       ended September 30, 1997 and September 30, 1996       5

       Notes to Consolidated Financial Statements            6

   Item 2 - Managements Discussion and Analysis of Financial
Condition and
                Results of Operations                     7-10


Part II - Other Information:

  Item 2 - Changes in Securities                            11

 Item 4 - Submission of Matters to a Vote of Security Holders
11

  Item 5 - Other Information                                11

  Item 6 - Exhibits and Reports on Form 8-K                 12

  Signatures                                                13





















                            Part I
                 Item 1.  Financial Statements

                     CFC INTERNATIONAL, INC.
                 CONSOLIDATED BALANCE SHEET AT
           SEPTEMBER 30, 1997 AND DECEMBER 31, 1996


                                                    September
30, December 31,
                                                 1997
1996

(Unaudited)
 ASSETS
 CURRENT ASSETS:
 Cash and cash equivalents                $2,240,452  $927,703
 Accounts receivable, less allowance for doubtful accounts of
  $581,000 and
  $565,000 respectively                   7,448,842   5,996,657
 Employee receivable                       251,213    220,833
 Inventories:
  Raw materials                           1,184,973   837,307
  Work in process                         2,337,395   1,086,308
  Finished goods                          5,456,414   5,142,558
                                          8,978,782   7,066,173
     Prepaid expenses and other current assets            909,699
                                392,593
 Deferred income taxes                     651,141    663,520
     Total current assets                 20,480,129  15,267,479
 PROPERTY, PLANT AND
    EQUIPMENT, NET                        15,089,555  10,866,717
    Restricted cash                               0    1,510,827
Other assets                             1,694,526         5
  61,085
     Total assets                         $37,264,210 $28,206
  ,108
 LIABILITIES AND STOCKHOLDERS EQUITY
 CURRENT LIABILITIES:
 Current portion of long-term debt and line of credit
  borrowings.....................         $2,775,243
  $368,124
 Accounts payable                         2,910,890
2,558,486
 Accrued environmental liability           244,937    244,937
    Accrued vacation                        283,817
236,422
 Accrued bonus                             429,361    200,290
    Accrued corporate income taxes          401,127
263,251
 Other accrued expenses and current liabilities         1,197
  ,870                                    761,256
     Total current liabilities            8,243,245
4,632,766
 DEFERRED INCOME TAXES                    1,784,341
1,785,740
 LONG-TERM DEBT                           8,126,351
5,564,027
 MINORITY INTEREST IN CFC APPLIED HOLOGRAPHICS        1,335,076
1,145,240
     Total liabilities                    19,489,013  13,127,773
 STOCKHOLDERS EQUITY:
 Voting Preferred Stock, par value $.01 per share, 750 shares authorized,
  no shares issued and outstanding               0          0
  Common stock, $.01 par value, 10,000,000 shares authorized;
  4,172,660 and
4,132,605 shares issued at September 30, 1997 and December 31,
  1996
     respectively                           41,726     41,326
 Class B common stock, $.01 par value, 750,000 shares
  authorized; 523,404
  and 534,030 shares issued and outstanding at September 30,
  1997 and
     December 31, 1996 respectively          5,234      5,340
 Additional paid-in capital               10,436,822
10,139,248
 Retained earnings                        7,639,522
5,110,647
 Cumulative translation adjustment        (157,772)   (27,891)
                                          17,965,532
15,268,670
 Less 156,142 treasury shares of common stock, at cost at
  September 30, 1997
  and December 31, 1996                   (190,335)
(190,335)
                                          17,775,197
15,078,335
 CONTINGENCIES
     Total liabilities and stockholders equity        $37,264
  ,210                                  $ 28,206,108


  The accompanying notes are an integral part of the financial statements.

                          CFC INTERNATIONAL, INC.
                    CONSOLIDATED STATEMENTS OF INCOME
 FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996




                                    Three Months Ended Sept.  30,
Nine Months Ended Sept.  30,

                                         1997     1996    1997      1996
                                           (Unaudited)       (Unaudited)

Net sales                              $10,926,765$  8,281,736$30,735,310
$
27,707,867
Cost of goods sold                     6,766,936        5,554,619
18,794,389                           16,891,577
Gross profit                           4,159,829           2,727,117
11,940,921                           10,816,290
Marketing and selling expenses         1,152,144          1,391,310
3,423,951                            3,216,831
General and administrative expenses    1,006,631          787,108
2,852,540                            2,691,417
Research and development expenses      332,886    337,556        1,002,086
970,567
Patent litigation expenses                   0   127,701              0
164,590
                                       2,491,661        2,643,675
7,278,577                            7,043,405
Operating income                       1,668,168        83,442   4,662,344
3,772,885
Other expenses (income):
  Interest                             125,389   59,180 289,737  181,637
  Miscellaneous                          8,380      367 (29,104)  16,894
                                       133,769   59,547 260,633  198,531
Income before income taxes and minority interest                 1,534,399
23,895                               4,401,711  3,574,354
Provision for income taxes             601,308    17,644         1,682,999
1,369,378
                                       933,091    6,251 2,718,712
2,204,976

Minority interest in loss (income) of CFC Applied Holographics
102,530                              (55,731)   189,837  13,378
Net income                             $830,561 $61,982 $2,528,875
$
2,191,598


Net  income per share                  $   0.18 $   0.01    $    0.56$
0.48
Weighted average number of common stock and common stock
  equivalents                                   4,544,532
4,524,471                            4,533,532  4,513,998





     The accompanying notes are an integral part of the financial statements.


                     CFC INTERNATIONAL, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996


                                               For the Nine
Months Ended September 30,
                                         1997
                                             1996
                                             (Unaudited)

Cash flow from operating activities:
     Net income                            $2,528,875
                             $
  2,191,598
     Adjustments to reconcile net income to net cash
provided
         by operating activities:
        Depreciation and amortization         1,516,105
      1,146,685
                    Minority interest in CFC Applied
Holographics 189,837
13,378
         Changes in assets and liabilities:
          Accounts receivable
(1,140,654)
       375,608
          Inventories
(1,477,942)
       (1,111,627)
          Employee receivable          (30,380)
       (57,988)
          Prepaid expenses and other current
       assets (251,964)
       (37,169)
            Accounts payable           195,149
414,347
                       Accrued income taxes             113,876
0
                       Accrued vacation         47,395
0
          Accrued bonus                229,071
       (281,865)
        Accrued expenses and other current liabilities
       339,465                         (1,164,081)
Net cash provided by operating activities
2,258,833
 1,148,886

Cash flows from investing activities:
  Additions to property, plant and equipment          (2,792
,870)                                   (1,494,487)
    Decrease in restricted cash         1,510,827
(3,189,911)
    Cash paid for acquired business     (1,758,327)
0
Net cash used in investing activities           (3,040,370)
 (4,684,398)

Cash flows from financing activities:
Proceeds from revolving credit agreements             2,540,719
  3,775,157
 Repayments of revolving credit agreements                  0
  (3,686,496)
 Proceeds from term loans              (437,676)             0
    Repayment of term loans             (58,487)
(83,628)
 Repayment of capital lease            (66,491)
  (49,827)
 Borrowing under IRB                        0
3,686,810
 Minority interest payments                 0
(142,036)
    Proceeds from issuance of stock     119,367         61,991
 Distributions to stockholders              0            (800
  ,000)
Net cash provided by financing activities
2,097,432
 2,761,971

Effect of exchange rate changes on cash and cash equivalents
 (3,146)                                    (35,680)
Increase (decrease) in cash and cash eqivalents
1,312,749
 (469,221)

Cash and cash equivalents:
 Beginning of period                   927,703         916,480
   End of Period                        $2,240,452           $
 447,259




  The accompanying notes are an integral part of the
                           financial statements.





                     CFC INTERNATIONAL, INC.
           NOTES TO CONSOLIDATED FINANCIAL
                   STATEMENTS SEPTEMBER 30, 1997
                   AND 1996
                           (Unaudited)



1.     In    the  opinion  of   management,   the  accompanying
unaudited
  interim     consolidated     financial    statements     contain
all
  adjustments   (consisting   of   only  normal   recurring
adjustments)
  necessary   to   present   fairly  the   financial   position   of
CFC
  International, Inc. (the Company) as of September 30, 1997, the results of operations for the three months and nine months ended September 30, 1997 and 1996, and cash flows for the nine months ended September 30, 1997 and 1996.

  The     unaudited    interim    consolidated    financial
  statements included   herein  have  been  prepared  pursuant  to  the
  rules    and
  regulations   for   reporting  on  Form  10-Q.    Accordingly,
certain
  information   and   footnote  disclosures  normally   accompanying
the
  annual    consolidated   financial   statements   have   been
omitted.
  The   interim   consolidated  financial  statements   should   be
  read in   conjunction   with  the  consolidated  financial
  statements    and
  notes   thereto   included  in  the  Companys  latest    annual
report
  on Form 10-K.

  Results for an interim period are not necessarily indicative of results for the entire year and such results are subject to year end adjustments and independent audit.

2. On September 3, 1997, the Company acquired substantially all of the assets and assumed substantially all of the
  liabilities  of Northern   Bank   Note                   Company
  (NBNC),  for   a   total   cost   of
  approximately   $5   million.  NBNC  is   a   security   printer
which
  produces  certificates  for  stocks,  bonds,  vital  records  and
  gift certificates.       The   assets   of   NBNC   consisted
  principally   of
  machinery  and  equipment  valued  at  approximately  $2.9  million
  and trade   accounts  receivable  and  inventory  valued  at  $0.9
  million. The acquisition was financed through a $3.0 million subordinated note of the Company, collateralized by the assets
  of  NBNC,  $1.8 million   of  cash,  and  17,000  shares  of  CFC
  International,   Inc. stock.  The  results  of  operations  of  NBNC
  since  the  acquisition
  have   been   included   in  the  accompanying  consolidated
financial
  statements since September 3, 1997.
3.   In February, 1997 the Financial Accounting Standards Board
(FASB) issued Statement No. 128, Earnings Per Share, which is effective for periods ending after December 15, 1997.
Adoption of FASB No. 128 is not expected to have a material impact on the Companys results of operations.
4.   In June, 1997 the FASB issued Statement No. 130,
Reporting Comprehensive Income, which is effective for periods beginning after December 15, 1997. Adoption of FASB No. 130 is not expected to have a significant impact on the Companys consolidated financial statements.
5.   In June, 1997 the FASB issued Statement No. 131,
Disclosures about Segments of an Enterprise and Related
Information, which is effective for periods beginning after December 15, 1997. The Company is currently evaluating the impact that this statement will have on their consolidated financial statements.
   Item 2.  MANAGEMENTS DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATION


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

The     Company    has    experienced,    and    expects              to
continue
experiencing,   shifts  in  the  relative  sales   and      growth
of   its
various   products   over   time.   The   Company   believes   that
such
shifts  are  in  the  ordinary  course  of  business  and  are
indicative of   its  focus  on  specific  niche  markets.
During  the  period  from
1992  to  1996,  printed  products sales  rose  from  19.6%  to  39.3%
of net      sales.   Pharmaceutical  products  sales  declined  from
26.2% in
1992  to  21.2%  of  net  sales  in  1996  due  to  the  growth  of other
product    lines.    Actual   pharmaceutical   product      sales
increased
from  $5.9  million  in  1992 to $7.9 million  in  1996,  or  an
increase of   33.9%  over that  four-year  period. Security
products    sales
increased   from   6.9%  in  1992  to  10.3%  of  net   sales   in
1996.
Holographic products grew from 3.5% in 1992 to 11.6% of net sales in 1996.

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

On   September  3,  1997,  the  Company  acquired  substantially  all of
the   assets   and  assumed  substantially  all  of  the  liabilities of
NBNC.   NBNC  is  a  financial  security  printer  of  stock
certificates and other   intaglio       printed  documents. The  Company
intends     to
operate   NBNC  substantially  in  its  present  form.      In
consideration
of   this   acquisition,  the  Company  issued  17,000      shares
of   its
common   stock,   par   value  $.01  per  share  (the   Common
Stock);
delivered   a   nine-year,  6%  subordinated   note    in   the
principal
amount   of  $3,000,000  (the  Note),  convertible,  in  whole   or   in
part,   at   the   option  of  the  holder  beginning  after   the
first
anniversary of the Note, into Common Stock at a conversion price of $14.00 per share; delivered a short-term note in the principal amount of $1,500,000 which was paid in full on
September  4,  1997; and paid   $258,300  in  cash.   The  Company
has  agreed  to  register
for   resale   under  the  Securities  Act  of  1933,  as        amended
(the
Securities  Act),  all  shares  of  Common  Stock  to  be  issued   upon
conversion   of   the  Note.   The  Company  also  agreed   to   pay
the
seller  $25,000  for  consulting  services  during  the  next  year.
The acquisition   was   accounted   for   using   the   purchase
method   of accounting.    Approximately  $1,500,000  of  the  cash
purchase   price was                obtained   by   the   Company
through   borrowings   under    the
Companys revolving credit facility.


Results of Operations

The   following   table   sets   forth,   for   the   periods
indicated,
certain    items   from   the   Companys   consolidated   and
combined
financial   statements   as  a  percentage   of   net   sales   for
such
period.

                                         Three Months Ended
Nine Months Ended
                                    9/30/97 9/30/96  9/30/97 9/30/96

Net Sales                            100.0%  100.0%   100.0%  100.0%
Cost of Sales                         61.9    67.1     61.1    61.0
Gross Profit                          38.1    32.9     38.9    39.0
Selling, General and Administrative           19.8     27.8    20.4
21.9
Research and Development               3.0     4.1      3.3     3.5
Operating Income                      15.3     1.0     15.2    13.6
Interest Expense and Other             1.3      .7       .9      .8
Income Before Taxes and Minority Interest              14.0      .3   14.3 12.8
Provisions for Income Taxes            5.5      .2      5.5     4.9
Minority Interest                          .9           (.6)     0.6
 .0
Net Income                              7.6%    0.7%    8.2%    7.9%
Three  Month  and  Nine Month Periods Ended  September  30,  1997
Compared  to Three Month and Nine Month Periods  Ended
September 30, 1996
Net  sales  for  the  three month and nine  month  periods
ended September 30, 1997 increased 31.9% and 10.9% to $10.9
million and $30.7  million respectively, from $8.3 million and
$27.7  million for  the  three month and nine month periods
ended September  30, 1996.    Printed   product  sales
increased                           13.5%   and   11.6%
respectively,  to  $4.0  million and  $12.0  million,  from
$3.5 million  and $10.7 million primarily due to increased
demand  in the  underlying markets.  Pharmaceutical product
sales  increased 13.5%  and  6.3%  to $2.1 million and $6.3
million  respectively, from  $1.8  million and $5.9 million.
The increase in the  third quarter  of  1997  was  primarily due to  an  one  time  negative inventory adjustment by a major customer in the third quarter  of 1996.  Security products
(security printing, magstripe, signature panels,  and  tipping products for credit cards) sales  increased 98.2%  and  35.1%
to $1.8 million and $3.9 million  respectively, from  $927,000
and  $2.9  million.   This  product  line  growth reflects   an
increase  in  sales  of  the  Companys  magstripe products,  as the market continues to move towards the  Companys higher
oersted (magnetic resistance) products.  The  acquisition of
NBNC, which the Company has included in its security products category,  increased  sales by $469,000 or 50.6%  for  the
three months  ended  September 30, 1997 and   16.1% for the
nine  months
ended September 30, 1997.  Without the NBNC acquisition,
security products would have increased 48.3% and 19.0% for the three month and  nine month periods ended September 30, 1997 to
$1.4  million and $3.5 million respectively, from $927,000 and
$2.9 million for the  three month and nine month periods ended
September 30, 1996. Sales  of  simulated metal and other
pigmented products decreased 5.3%  and  16.8%  to $1.4 million and $4.3 million  respectively, from  $1.5 million and $5.1
million.  The decrease in these sales
is  due to the Companys exit from markets in which it could
not attain  acceptable margins.  Holographic product sales
increased 153.8%  and                              42.6% to
$1.7 million and $4.2 million respectively, compared to $627,000 and $3.0 million. The substantial increase in sales for the three months ended September 30, 1997 reflect the initial sales to a major personal care products manufacturer for the roll-out of a holographically-packaged product.

Gross profit for the three month and nine month periods ended September 30, 1997 increased 52.5% and 10.4% to $4.2 million and $11.9 million respectively, from $2.7 million and $10.8 million for the three month and nine month periods ended September 30, 1996. The gross profit margin for the three months ended September 30, 1997 increased to 38.1% from 32.9% for the three months ended September 30, 1996, primarily due to the increase in sales and the absence in 1997 of one-time product start-up costs which were incurred during the third quarter of 1996 due to a new technology introduced to the manufactured housing industry.
The gross profit margin for the nine months ended September 30, 1997 decreased to 38.9% from 39.0% for the nine months ended September 30, 1996. This decrease in the gross profit margin was primarily caused by start-up costs in the second quarter of 1997 and the fixed costs related to the expansion to house and operate the Companys new roto gravure printing
press.   The  Company believes  the  start up costs associated
with this project are substantially complete. Although the Company does not fully allocate all costs on a product line basis, the Company believes that its gross profit margin typically is not substantially different for any of its major product categories.

Selling, general, and administrative expenses for the three month period ended September 30, 1997 decreased 6.4% to $2.2 million from $2.3 million for the three month period ended September 30, 1996. Selling, general and administrative expenses for the nine month period ended September 30, 1997 increased 3.4% to $6.3 million from $6.1 million for the
nine  month  period  ended September   30,   1996.   Selling,
general, and administrative expenses for the three month and nine month periods ended September 30, 1997 decreased as a percentage of net sales to 19.8% and 20.4% from 27.8% and 21.9% for the three month and nine month periods ended
September  30,  1996,  respectively.   The decrease in expenses
during the three months ended September 30, 1997 was the result of a one-time investment whereby the Company engaged the services of a consulting firm to develop a marketing strategy for the Pacific Rim during the three months ended September 30, 1996.

Research and development expenses for the three months ended September 30, 1997 remained essentially level, decreasing to $333,000 from $338,000 for the three month period ended September 30, 1996. Research and development expenses for the nine months ended September 30, 1997 increased to $1.0 million from $971,000 for the nine months ended
September 30,  1996.                                Research
and
development expenses for the three month and nine month periods ended September 30, 1997 decreased as a percentage of net sales, to 3.0% and 3.3% from 4.1% and 3.5% for the three month and nine month periods ended September 30, 1996 respectively.

Operating income for the three month and nine month periods ended September 30, 1997 increased 19 times and 23.6% to %1.7 million and $4.7 million respectively, from $83,000 and $3.8 million for the three month and nine month periods ended September 30, 1996. Operating income for the three month and nine month periods ended September 30, 1997 increased as a percentage of net sales to 15.3% and 15.2% respectively, from 1.0% and 13.6% for the three month and nine month
periods ending September  30,                      1996.   The
increase in operating income as a percentage of net sales was primarily due to the increase in net sales, and gross profit, and the decrease in marketing consulting fees incurred in 1996, as noted above.
Interest expense for the three month and nine month periods ended September 30, 1997 increased 111.9% and 59.5% to $125,000 and $290,000 respectively, from $59,000 and $182,000 for  the  three month  and  nine  month periods ended September
30,  1996. The
increases in interest expense were primarily the result of the Company financing the acquisition of the new eight station roto gravure printing press to service the printed products market.

Income taxes for the three months and nine months ended
September 30,  1997 increased to $601,000 and $1,683,000
respectively, from $18,000 and $1,369,000 for the three month and nine month periods ended September 30, 1996. The increases were primarily the result of the Companys increase in operating income.

Net income for the three months and nine months ended September 30, 1997 increased to $831,000 and $2,529,000 respectively, from $62,000 and $2,192,000 for the three month and nine month periods ended September 30, 1996. The increases in net income are a result of the changes in operating income components discussed above.


Liquidity and Capital Resources

Working  capital,  consisting primarily of inventories,
customer receivables and current liabilities, increased from $10.6 million at December 31, 1996 to $12.2 million at
September 30, 1997. The following are the major factors which contributed to this $1.6 million increase. Customer receivables increased by $1.1 million due to higher sales levels, the acquisition of NBNC, and the increased proportion of export sales where longer payment  terms are
usual.   Higher levels of inventory to support  the  printed
products industry and the addition of NBNCs inventories
combined to  increase  inventories  by $1.9 million.   In
addition,  cash increased  by  $1.3  million primarily  due  to
cash  flow  from operating  activities.   Substantially
offsetting these working capital increases was a $2.4 million increase in the current portion of the Companys long-term debt, primarily to finance the acquisition of NBNC.

During the three months ended September 30, 1997, the Company borrowed $2.1 million against the revolving credit
agreement maintained  with  the  Companys primary bank.   The
funds  were mostly  used to finance the acquisition of NBNC.
The        revolving
credit  agreement  expires on April 1,  1998.   There  were
$2.1 million in borrowings under that facility as of September 30, 1997.

The Company also issued to the seller of NBNC the nine-year, 6% Subordinated Note in the principal amount of $3.0 million, which is convertible in whole or in part, at the option of the holder beginning after the first anniversary of the Note, into the Companys Common Stock at a conversion price of $14.00 per share.

The Company believes that it has sufficient capital resources from funds generated from operations as well as available borrowing facilities to support its future capital needs.



The forward-looking statements included in this 10-Q, which reflect managements best judgment based upon factors currently known, involve risks and uncertainties detailed from time to time in the Companys filings with the Securities and Exchange Commission, including its Report on Form 10-K and its annual report to shareholders. Actual results may vary materially.
                             PART II

                Item 2.  CHANGES IN SECURITIES


(c)  Recent Sales of Unregistered Securities

     In connection with the Companys acquisition of NBNC, the Company issued 17,000 shares of its Common Stock and delivered a nine-year, 6% Subordinated Note in the principal amount of $3,000,000, which is convertible in whole or in part, at the option of the holder beginning after the first anniversary of the Note, into Common Stock at a conversion price of $14.00 per share. The Company has agreed to register for resale under the Securities Act, all shares of Common Stock to
     be issued upon conversion of the Note.         The
     securities of the Company issued in that transaction were issued without registration under the Securities Act in reliance upon the exemption contained in Section 4(2) of the Securities Act.


 Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Companys annual meeting was held on July 21, 1997. The only matter presented to the Companys stockholders at that meeting was the election of the Companys directors.
Each  of  the
Companys  then  current directors was re-elected.   A  total
of 3,996,206 shares of Common Stock were outstanding and entitled to vote at the meeting. The following summarizes the votes of the Companys stockholders at that meeting:

    Matter         For   Agains  Abstain    Non-      Shares
                            t               Vote      Voted
Election     of
Directors:
Roger F. Hruby   3,826,4   ---    1,875    167,861  3,828,345
                   70
Robert       J.  3,826,4   ---    1,875    167,861  3,828,345
DuPriest           70
Dennis       W.  3,826,4   ---    1,875    167,861  3,828,345
Lakomy             70
William      G.  3,826,4   ---    1,875    167,861  3,828,345
Brown              70
Richard Pierce   3,826,4   ---    1,875    167,861  3,828,345
                   70
David        D.  3,826,4   ---    1,875    167,861  3,828,345
Wesselink          70


                  Item 5.  OTHER INFORMATION

On August 1, 1997, the Board of Directors of the Company acted unanimously to increase the number of directors of the Company from six to seven and appointed Robert B. Covalt to
fill  the vacancy   until   the  next  annual  meeting  of  the
Companys stockholders.   Mr.  Covalt  is the Chief  Executive
Officer of Sovereign Specialty Chemicals, L.P., which he co-founded in 1995 and which is a manufacturer of adhesives, polymers, and coatings for a variety of end markets. Prior to founding Sovereign, Mr.
Covalt was Executive Vice President of Morton International and previously had been President of Mortons Specialty
Chemical Group.   Mr. Covalt received a bachelors and a
doctorate degree in chemical engineering from Purdue University and an MBA from the University of Chicago.
           Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

 (a) Exhibits

     Exhibit
     Number              Description of Exhibit

       11.1         Statement re:  Computation of Earnings Per
Share

(b)  Reports on Form 8-K

   The Company filed a report on Form 8-K dated September 3,
     1997, announcing the acquisition of NBNC.



































                          SIGNATURES



  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 13, 1997.

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