Form 10-K
period 1997-12-31
CFC INTERNATIONAL INC
filed 1998-03-25
CIK 949859

UNITED STATES
                 SECURITIES AND EXCHANGE
                 COMMISSION
                      WASHINGTON, D.C.   20549
                        ____________________
                              FORM 10K
[  X   ]     ANNUAL  REPORT PURSUANT TO SECTION 13 OR 15(d)  OF
THE
SECURITIES EXCHANGE
     ACT OF 1934

     For the Fiscal Year Ended December 31, 1997

                                OR

[      ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE
SECURITIES     EXCHANGE ACT OF 1934

                   Commission File Number 027222
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

          Registrants telephone number, including area code:
(708) 8913456
                       ____________________

  Securities registered pursuant to Section 12(b) of the Act:
     None Securities registered pursuant to Section 12(g) of the
     Act:

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation SK is not contained herein, and will not be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this
Form 10K.         x

The aggregate market value of the voting stock of the registrant held by stockholders who were not affiliates (as defined by regulations of the Securities and Exchange Commission) of the registrant was approximately $26,519,465 at March 20, 1998 (based on the closing sale price on the Nasdaq National Market on March 20, 1998, as reported by The Wall Street Journal). At March 20, 1998, the registrant had issued and outstanding an aggregate of 4,027,129 shares of common stock and 518,169 shares of Class B common stock.
                 Documents Incorporated by Reference
Those sections or portions of the registrants proxy statement for the Annual Meeting of Stockholders to be held in 1998, described in Part III hereof, are incorporated by reference in this report.

                              PART I


ITEM 1.  BUSINESS

General

CFC  International,  Inc.   (CFC  or  the  Company)  formulates,
manufactures, and sells chemicallycomplex, multilayered functional coatings which provide superior performance under a wide range of operating conditions. The Company applies its proprietary coatings to rolls of plastic film from which its customers transfer the coatings to their products for protective and informative purposes. The Company produces five primary types of coating products: printed coatings such as simulated wood grains for furniture; pharmaceutical pigmented coatings used as heat transfer printing approved by the FDA for pharmaceutical products such as intravenous solution bags; security products such as magnetic stripes and signature panels for credit cards and intaglio printing for stocks, bonds and gift certificates; and holographic products such as authentication seals. The Company utilizes its patented computergenerated dot matrix
process to create unique  and  costeffective holographic   art
origination  and  to  produce   holograms   used principally  to
certify and protect the authenticity of proprietary products and documents susceptible to counterfeiting or tampering. The fifth product line is other pigmented and simulated metal coatings used on products such as beverage cases and cosmetics. CFC is a leading supplier in many of the worldwide markets it serves.

The  Companys coatings are produced by milling pigments,
solvents, and resins into proprietary formulations which combine multiple layers of custom inks designed to react with each other to create a composite solid coating that is applied to customers products. The coatings are produced with a wide range of physical and chemical characteristics and in a broad array of colors, patterns, and surface finishes which are designed to meet specific customer functional requirements. The Companys research and development capabilities enable it to
create products specifically  tailored  to meet   customers
requirements, such as resistance to specific chemicals or abrasion, and to satisfy exacting design criteria, such as sophisticated overt and covert (conspicuous and hidden) holograms and simulated woodgrain and other patterns. By using the Companys products, customers also are able to address many of the problems manufacturers confront in complying with increasingly restrictive environmental laws and regulations because they avoid the use of liquid solvents and adhesives otherwise needed to apply coatings to their products.

A principal market which the Company serves is printed coatings for engineered wood products (Engineered Board) used to produce readytoassemble (RTA) furniture, kitchen cabinets, manufactured
home interiors,   valuepriced  furniture,  and  picture   frames.
The
Companys  coatings  are  designed  to  match  or  improve  on the
appearance, texture, durability, and scratch, moisture, and stain resistance of natural or painted wood. The Company is one of only two significant suppliers of printed coatings for the Engineered Board market. This market is growing rapidly throughout the world as the environmental problems associated with paints and stains and the  cost  and  environmental consequences of using solid  wood
are becoming  more  significant.   Sales  of  products  in  this
market represented approximately 38.0% of the Companys net sales in 1997. See Chemical Coatings Printed Products.
Another  significant  market  for the  Companys  products  is heat transfer  printing for intravenous solution bags and  other
medical supplies.    The   Companys  products  provide  the
pharmaceutical industry with a reliable, environmentallysafe method of conveying crucial medical information on surfaces on which printing is difficult. The Companys coatings for this market are used on FDAapproved products and are able to survive
the sterilization  process without  degradation.   The Company is
one of the most significant suppliers to this stable and growing market and is the sole supplier to Baxter Healthcare
Corporation for these  products.   Sales  of products  in  this
market represented approximately 19.1% of the Companys net sales in 1997. See Chemical Coatings Pharmaceutical Products. The Company is also focusing its efforts on the market for security products for transaction cards, which include credit cards, debit cards, identification cards and ATM cards. The Company manufactures chemically reactive signature panels and multicoercivity magnetic stripes for transaction cards and other documents and abrasion resistant tipping foils used to highlight the embossed lettering of transaction cards. The Companys products are used by customers such as MasterCard, VISA and Diners Club International, to enhance the security and processing speed of transaction cards. The Company also has ability to manufacture intaglio printed documents such as stock certificates, bonds, gift certificates and certificates of
authenticity.    Sales  of  products  in  this  market
represented approximately  16.0%  of the Companys net  sales  in
1997.  See   Chemical Coatings  Security Products.
The Company is one of the leading designers and producers of holograms, which are used to protect and authenticate brand name software and merchandise, transportation and event tickets, and other similar applications requiring protection against unauthorized copying or counterfeiting. CFC, together with its joint venture partner, is one of only a few companies worldwide with the ability to serve all stages of the holographic production process, from design to manufacturing,
and  is  the  sole  supplier  to   Intel Corporation  (Intel) of
holograms used to authenticate all Intel products, including the Pentium microprocessor. Sales of products in this market represented approximately 13.4% of the Companys net sales in 1997. See Holographic Products.
The Company also serves a variety of other consumer and industrial markets which take advantage of the special functional capabilities of the Companys coatings. These markets include the automobile battery and cosmetics markets, which require acid and solvent resistant markings, and the consumer electronics and appliances markets which require special surface durability and resistance to ultraviolet light degradation. Sales of products in this market represented approximately 13.5% of the Companys net sales in 1997. See Other Pigmented and Simulated Products.
CFCs products are sold to more than 5,000 customers worldwide.
The Company generated approximately 30.7% of its 1997 revenues from sales outside of the United States and has sales, warehousing, and finishing operations in the United Kingdom and Japan. The Companys margins and operating income result from the Companys proprietary technologies and from the Companys focus on quality, which is exemplified by the Companys investment during the past three years of more than $8.0
million in improved  equipment.   The  Company received  the
International  Standards  Organization  (ISO)  9001
registration in June 1995, which provides assurance to the Companys customers that the Companys quality systems are consistently capable of providing products that meet the customers requirements. The Company has demonstrated its commitment to
quality by providing zerodefect   products  to  its  largest
single  customer,   Baxter Healthcare  Corporation (Baxter), since
successful institution by the Company in 1989 of the Phillip Crosby Total Quality Management (TQM) Program. See Manufacturing and Production.
The  Companys  executive offices are located at 500  State
Street, Chicago Heights, Illinois 60411 and its telephone number is (708) 8913456. References in this report to the Company mean the Company and its consolidated subsidiaries, unless the context requires otherwise.
Business Strategy
The Company plans to continue its Growth Performance Program. The objectives of this program are to obtain a leading worldwide share in its markets, to be the lowest cost producer, to continually improve efficiencies and quality, and to deliver products that meet customers requirements. The Company seeks to attain these goals and to increase its worldwide sales and profitability through a strategy based on the following key elements:
Globalization.   Because  the  Companys  existing   and
potential customers have expanded the geographic markets in which they manufacture and sell their products, management of the Company is increasing its focus on the international demand for the Companys products.
Accordingly,  the  Company  intends  to  increase        its
worldwide   sales   distribution  and  manufacturing
capabilities,
including    through    alliances   with    foreign
manufacturing
organizations, in order to benefit from the increasing globalization of the markets for the Companys products.

LowCost  Producer.  The Company plans to maintain and  enhance its position as a lowcost producer of transferable coatings by
reducing and   limiting  its  manufacturing  costs  and  by
increasing  the
efficiency of the Companys operations. In this regard, the Company has an Employee GainSharing Program whereby employee units are paid a portion of the annual cost savings that the Company
realizes with respect  to  that  employee  unit.   The  Company
also continually modifies its manufacturing processes and equipment to utilize more efficiently the Companys production facilities and limit waste. In 1997, the Company installed a 50 wide stateoftheart printing press, enabling it to more
efficiently produce  rolls  of  printed coatings   in  sizes
needed  by  the  Companys  Engineered   Board customers.

Quality  Products.   One  of the Companys  goals  is  to  become
a preferred supplier for all of its customers, and management of the Company believes that maintaining the highest levels in product and service quality are integral to the achievement of that goal. The
Company strives to provide its customers with zerodefect products. In addition, the Company has obtained ISO 9001 registration from an approved ISO 9001 accreditation firm which permits the Company to offer certification programs to its customers, thereby eliminating the need for the customers to make incoming inspections of the Companys products.

Development  of New Technology.  Management of the Company
believes that a major factor contributing to the Companys growth has been continued
investment  in  research  and  development.    Continued
development of new products and processes will be critical  to keep abreast  of  the  technologydriven changes  in  the  needs of  the Companys customers and to maintain a competitive advantage over the
Companys  competitors.   The  Companys  Research  and  Development
department   has  contributed  to  the  development   of   formulae,
proprietary knowhow, modifications to existing equipment, and specifications for both new equipment and new raw materials. Tangible results have included improved ease of coating application, abrasion resistance, functionality and the expansion of the market for the Companys holographic products.
Overview of Products

The Companys principal product types include the following:

     Printed Products include specialized functional coatings used primarily as an alternative to painting or using liquid laminates on wood substitutes and plastics. The most important markets for these products include Engineered Board products used in the RTA
  furniture market,   kitchen  and  bath  cabinets,  preconstructed
  housing interiors, valuepriced furniture, window trim and moldings, picture frames, and the consumer electronics, automotive and appliance markets.

     Pharmaceutical Products consist of specialized functional coatings for heat transfer printing on pharmaceutical products, such as intravenous solution bags, syringes, and other uses requiring nontoxic ingredients, adhesion during the sterilization process, and FDA approval.

     Security Products include tamperevident signature panels and highabrasion tipping foils for transaction cards, as well as specialized multicoercivity magnetic stripe products applied to both plastic transaction cards and disposable fibrous substrates, such as drivers licenses, student identification cards, airline
  tickets,  masstransit tickets, and telephone debit  cards.   This
  product line also includes intaglio printing used on documents such as stock certificates, bonds, gift certificates and certificates of authenticity.

     Holographic Products include the Companys hightechnology holograms used as security markings on products such as software packages and merchandise, transportation and event tickets, and other products susceptible to counterfeiting or tampering, as well as holographic images for packaging and other visual markets. The Company has recently received the largest order in its history from Coors for holographic packaging for one of Coors beverage lines. The Company also has a patented, computergenerated dotmatrix process which produces minute juxtaposed holographic gratings resulting in a composite image with up to 60,000 individual holograms per square inch and which can include overt and covert data.

     Other Pigmented and Simulated Metal Products.  Other Pigmented

  Products   include  automobile  batteries,  cosmetics  containers,

  industrial  signage,  and other markets requiring  a  particularly durable  specialized functional coating.  Simulated Metal Products include bright simulated metal and reflective coatings used in the appliance, automotive, and cosmetic markets.  Most of these coatings are produced with the stateoftheart ultraviolet curing process, which results in higher abrasion and chemical resistance.








Markets

The following table summarizes the Companys principal markets and product applications:

                                                   % of
                                                   CFC
    Market       Application        Selected      Sales   Key Product
                                   Customers       1997     Features
Printed        RTA furniture    Sauder             38.0   Large
library
products       (bedroom,        Woodworking,             of
(Engineered    office,          Hart Furniture,             patterns
Board,         entertainment    Phillips                  Superior
lead
building       centers),        (Magnavox),              times
products,      promotional      Charleswood,              Scratch/mar
consumer       furniture        Cana, Inc.,              resistant
electronics,   (hotel and       MilfordAstor                finishes
home           office),         (Australia),             (Armorite
decorating,    cabinets,        Dallas                      Plus)
trophies/award manufactured     Woodcrafters,             Match to
any
s)             home interiors,  Ditta Manetti            pattern
               picture frames,  (Italy), Bush               or color
               award plaques,   Industries,
               trophy bases     Progressive
                                Furniture

Pharmaceutical Intravenous      Baxter             19.1   Used on
FDA
Products       solution bags,   Healthcare,
approved
               drainage bags,   Abbott Labs,             products
               syringes,        Sherwood                  Passes
               pipettes,        Medical, McGaw           stringent
               tubing           Labs, C.R.
                                Bard, Sterling
sterilization
                                Pharmaceutical,          process
                              Fresenius

Security       Magnetic         Visa,              16.0   Magnetic
Products       stripes,         MasterCard,              stripe is
(transaction   signature        Diners Club,                durable
cards,         panels, and      Discover Card,           (exceeds
life
identification tipping foils    Eurocard,                   of card)
cards)         for credit       American                  Reliable,
few
               cards, debit     Express                  errors
               cards, ATM                                 Signature
               cards, access                             panels are
               cards, drivers                               tamper
               licenses,                                 evident
               passports,                                 Intaglio
               intaglio                                  printed
stocks
               printed                                      and bonds
               security
               documents

Holographic    Authentication   Intel, Ivy         13.4   Fully
Products       seals,           Hill, 3M, JBL,           integrated
(product       trophies, point PepsiCo, Coors
authentication ofpurchase       Brewing Co.,
manufacturing
, highend      packaging,       AquaFresh,               process
decorative     holography for   Colgate
Authenticates
packaging)     textiles                                  products
                                                          Patented
                                                         dot matrix

Other          Beverage cases,  Rubbermaid,        13.5
Scratch/mar
Pigmented and  industrial       Delco,  Monroe,          resistant
Simulated      safety signs,    Johnson                   Chemical
Metal Products battery cases,   Controls,                resistant
(injection     vent caps,       Mattel, Revlon,           Lowcost
molded and     spark plugs,     AC Rochester
alternative
extruded       dashboard                                  Variety
of
plastics)      inserts, tail                             colors
               lenses, toys,                              Nontoxic
               cosmetic
               containers



Chemical Coatings

The manufacture of the Companys chemical functional coatings is a multistep process that involves pigments, solvents, and resins
which   are   blended  into  one  of  more  than  2,500
proprietary formulations. The first step in production is the application of a release agent to a roll of plastic film carrier. The release agent allows the coating to separate from the plastic film carrier during the application of the coating by the
customer to  the  customers product.   The  plastic film carrier is
then deposited  with  either pigments or dyes to achieve the
desired color, pattern, and physical characteristics.   These
characteristics  include   resistance   to general abrasion,
ultraviolet light exposure, contact with alcohol, exposure to solvents and reactive household chemicals, contact with acids, size of area to which the coating is applied, overstamping and adhesion characteristics, and the surface to which the specialty coating is applied. The number and type of coatings required are determined by the functional and visual requirements of the product. Woodgrain products undergo a more extensive manufacturing process because of the intricacies involved in aligning the patterns during the coating process. Plated and simulated metal coatings require additional treatment in a vacuum deposition chamber, in which a microscopically thin coating of aluminum is deposited on the coating to give it its reflective and bright metallic appearance.

Printed Products

The Companys printed coatings are featured on numerous consumer products manufactured by companies such as Ashley, Bush, Cana, Hart, and Sauder. These products represented approximately
34.8%, 39.3%,
and 38.0% of the Companys net sales in the three years ended December 31, 1995, 1996, and 1997 respectively. Printed
Products include Engineered Board coatings for RTA and promotional furniture, picture frames, manufactured housing and window treatments.

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

The fastest growing market for plastic substrate coatings is the plastic building products market, which uses plastics for windows, doors, and vinyl siding. Plastics can be more cost effective than wood, especially in Asia and Europe, and plastic exterior building products do not shrink or warp to the degree that wood does and they are not susceptible to insect damage.
The two principle challenges facing coatings for the plastic building products industry are fade resistance and adequate adhesion. CFC utilizes an erosion resistant polyvinylidene fluoride polymer (PVFP) system to produce one of the most fade
resistant coatings used in the industry.   The  PVFP system  also
produces flexible coatings, which allows for vacuum forming on plastics or postforming on metal treated surfaces without visible cracking of the coating. CFC has also developed unique adhesion characteristics which have improved acceptance of this coating in the marketplace.

Argents are a substitute for paint that is most recognizable as the metallic black coating on many consumer electronics and the grill work on automobiles. Although this market is expanding worldwide, many of the Companys customers have moved their manufacturing operations of these products offshore. The Company intends to take advantage of this trend by distributing these products globally.

Specialty window treatment coatings simulate the appearance of fabric rather than wood or plastic. CFC offers a wide variety of solid pigmented coatings and printed patterns used by manufacturers of window treatments. Use of the Companys products allows the application of the specialty coating to be made at the site of the plastic extrusion process, thereby reducing the manufacture of specialty blinds from a
multilocation  process  to  a  onestep process.    Use   of   the
Companys  coatings  also   allows                           the
manufacturers of window treatments to run their production equipment at higher speeds and without the use of solventbased paints.


Pharmaceutical Products

A significant portion of the Companys pigmented coatings are designed for use on pharmaceutical products. Pigmented
coatings used   in  the  pharmaceutical  industry  must  meet
rigid quality specifications, including use of nontoxic ingredients, adhesion during the sterilization process, and FDA approval. The Companys attention to exacting standards, technology, industry expertise, dedication to research and
development  and  quality   assurance commitment  has  ensured
its position as the market leader of transferable pharmaceutical coatings.

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

CFC  is  a  preferred  supplier to Baxter  Healthcare  Corporation
worldwide.   This  classification means that  CFC  is  one  of
only fifteen of Baxters suppliers (out of 750 approved suppliers) that meets Baxters standards for such designation. In order to attain preferred supplier status with Baxter, the Company was required to deliver products to Baxter for a threeyear period free of any defects in product quality, delivery procedures, and paperwork. The Company has an exclusive suppliers contract with Baxter, and Baxter has a majority market share of the
intravenous solution bags  sold worldwide.   It  is  one of the
goals of CFC to achieve a similar supplier relationship with other pharmaceutical companies that require transferable coatings. In this regard, the Company was named a certified supplier to Abbott Laboratories Hospital Products Division (Abbott) in 1994, and has maintained that distinction.
Other manufacturers of intravenous solution bags, blood bags, drainage bags, tubing, and disposable syringes that the Company
currently   supplies  include  C.R.  Bard,   Inc.,   McGaw
Laboratories, Sherwood Medical and Sterling Pharmaceutical.

Pigmented  coatings  used  on  pharmaceutical  products
represented approximately 22.3%, 21.2%, and 19.1% of the Companys
net sales  in the   three   years  ended  December  31,  1995,
1996,   and                                                  1997
respectively.


Security Products

Security Products are divided into four categories within CFCs
core product  line.   These are tamperevident signature  panels,
multicoercivity   magnetic  stripe,  highabrasion  tipping  foils,
and
intaglio printed documents.

Signature panels are formulated for credit and transaction cards and are designed to accept ballpoint ink directly on the
signature panel.                                             If
tampering with the signature occurs, either through erasure or chemical treatment, the coating will discolor. This is a security feature requested by companies such as American Express, Diners Club, Eurocard, MasterCard, VISA and Discover Card.

The market for these products is strong and is expected to continue to experience growth. The increasing use of promotional cards by VISA and MasterCard, including airline mileage cards, automobile discount cards, and other branded cards, is contributing to continued growth in the industry. The Company has been a major producer of tamperevident signature panels since this market first emerged and has developed and maintains its own library of print cylinders for the signature panels for several companies. CFC is a specified supplier for VISA, MasterCard, Discover Card, Diners Club and other leading sponsors of transaction cards.

Multicoercivity  magnetic stripe products are  applied  to
plastic transaction cards, either by the conventional heat transfer process, or by a laminating process. The Companys magnetic stripe product offers improved ease of application and multicoercivity (the amount of energy needed to encode information onto the stripe).
The
coercivity  of  a magnetic stripe determines the resistance  of the stripe  to  extraneous energy sources.  While 300  oersteds is the current market standard, the Companys magnetic stripe product has a capacity of 2,750 oersteds; thereby greatly enhancing security of the stripe and also expanding potential applications for the product, such as entry cards. Multicoercivity magnetic stripes with higher oersted capacity may result in magnetic stripe cards having similar security features as the socalled smart chip cards, and would not require a costly changeover in reading device technology by
users.   Magnetic  stripes  may  also  be  used   in
combination with smart chips to further enhance card security. Magnetic stripes are increasingly being used in new applications that require both the conveyance of information and speed of processing, such as airline tickets, masstransit tickets, building access cards, passports, drivers licenses,
and  telephone  debit cards.   Because  magnetic stripes are
relatively inexpensive,  they can   be   applied  to  paper
products  and  do  not  present                         the
environmental  issues associated with solventbased  printing
inks. They   are   an   attractive  alternative  for  disposable
product
applications.

Highabrasion tipping foils are used to provide contrast between the embossed letters and the surface on plastic cards. They are offered in both pigmented and metallized colors and enhance the readability and general aesthetics of the card.

The Company acquired substantially all the assets and assumed substantially all the liabilities of Northern Bank
Note Company (NBNC) on September 3, 1997. NBNC is now called CFCNorthern Bank Note and is an intaglio printer of high security documents such as stock certificates, bonds, gift certificates, and certificates of authenticity. In the intaglio printing process, ink is built onto the surface upon which the printing is applied, and the ink is evident to the touch.

Security  products represented approximately 9.9%, 10.3%, and
16.0%
of  the  Companys net sales in the three years ended  December
31, 1995, 1996, and 1997 respectively.


Holographic Products

In early 1992, the Company entered into a joint venture partnership with Applied Holographics PLC called CFC Applied Holographics, of which the Company now owns 75.0%, to manufacture and market holographic products to customers based in North America and such other regions as Applied
Holographics PLC and the  Company  shall agree.   Pursuant to the
CFC Applied Holographics joint venture and partnership agreements, Applied Holographics PLC contributed to the joint venture all of its U.S. holographic operations and licensed to the joint venture its U.S. holographic proprietary rights and CFC contributed cash and agreed to fund and manage the operations of the joint venture. A majorityowned subsidiary of the Company is the managing partner of the partnership. CFC Applied Holographics allocates to the Company all of its net losses and all of its profits to the extent of previously allocated cumulative losses. Thereafter, 75% of its net income is allocated to the Company.

CFC Applied Holographics has given the Company the unique ability to produce holographic art origination that involves a patented, computergenerated dot matrix technology. In addition, CFC Applied Holographics has provided the Company with the capability to develop and compete in a growing market for holographic coatings, which is a specialized type of transferable
coating embossed with a holographic image.   These holographic
products are used primarily for securitysensitive   products   for
authentication and anticounterfeiting purposes, and for pointofpurchase displays and packaging.

The Company originates its holograms at its holographic laboratory in Oxnard, California, by creating a master image
through a process utilizing   laser  beams,  mirrors,  and
lenses.   To   produce   a holographic master image, the subject
of the hologram, which can be either a live image, a threedimensional model, or flat artwork, is photographed using light from a laser beam that is split and refracted at differing angles and reunited in an interference pattern on a photographic plate. The Company then uses this photographic plate to create a metal plate or shim that is electro magnetically grown from the master image. These metal plates are used to replicate the hologram by embossing the holographic image on specially formulated transferable coatings manufactured by the Company.

When a hologram is viewed from different angles, features of the depicted object can be seen that would not be visible in a photograph.
Depending on the model and technique used to make the master image, the holographic image can be made to appear three dimensional and to move as the viewing angle changes.

Holographic products represented approximately 13.7%, 11.6%, and
13.4% of the Companys net sales in the three years ended December 31, 1995, 1996, and 1997 respectively.


Holograms and Security or Product Authentication

Holograms, which cannot be colorcopied and are not readily made except by a properly equipped holographic house, have established themselves
as   a   premier  technology  for   defending
against
unauthorized  copying or counterfeiting of products.
Identification of  an  authentic  hologram, when used  as  a security device, is convenient and inexpensive and can be done by sight without any special machinery. The Company is able to produce holograms that contain covert images that are visible only with the aid of special devices and which are more difficult to reproduce. The high degree of technical skill and capital investment required to replicate holograms acts as an obstacle to unauthorized duplication, thereby making holograms useful as anticounterfeiting and security devices. Holograms are widely used as a security device by computer software companies, microprocessor manufacturers, and entertainment event marketers, in addition to other industries. The Company supplies holograms
used    to   authenticate   Intel    Corp.s
Pentium
microprocessor.


CFC Applied Holographics patented holographic computergenerated dot matrix origination process is capable of producing tiny dot holograms at a coverage rate of up to 60,000 dots per square inch. Each individual dot hologram can be oriented at any one of 256 different angles, thus creating juxtaposed holographic cells that change when the viewing angle changes. The Company has discovered how to produce computerdeveloped overlapping
images so that  these images                                 appear
as  the  viewers  angleofview   changes.                     The
flexibility created by the dot matrix process provides the Company with stateoftheart holographic products that are both cost effective and extremely intricate and, as a result, difficult for competitors to generate products of comparable quality and security orientation.


Holographic Packaging Products

The  visual appeal and uniqueness of holograms make them  ideal for applications on paperbased products and pointofpurchase displays. These include ribbons and paper for gift packaging, and paper and plastic wrapping for packaging of food and other products. The
Companys dot matrix technology results in holograms with a brighter
appearance  and  an  enhanced  depth of  image.   In  addition,
the Companys 60 wide coating and embossing capabilities give the Company a lower cost structure, making holograms economically practical for these and additional applications, and give the Company a broader market for holographic products. An example of this type of product application is the Companys development of holographic promotional packaging for PepsiCo, Coors Brewing Co. and, on a continuing basis, Aquafresh Whitening
Toothpaste  and Colgate.
HoloText

CFC has invented a holographic product that can be applied to textiles, providing a distinct decorative appearance. The product is unique in that it has functional properties which prevent image and brightness degradation caused by wear,
washing, and drying.   A number  of  textile manufacturers have
expressed  interest  in  this product,                  especially
promotional   and   name   brand   teeshirt
manufacturers,   bathing  suit  manufacturers  and   other
textile manufacturers   who  require  a  highquality,  bright,
decorative element.


Holographic Autostereoscopic Process

CFC Applied Holographics has granted a license to American Propylaea Corporation to use CFC Applied Holographics realtime holographic autostereoscopic displays patent. American Propylaea is currently developing a process which will allow automobile manufacturers to design vehicles using a threedimensional
holographic  suspended image.   This  may  eliminate the need for
costly  clay  models  and revolutionize the design process,
resulting in reduced  design  time and  cost.   Management of the
Company believes that this technology may also provide market opportunities in other industries where costly physical models are used to create and design heavily manufactured commercial and industrial products. The Company has not received any income from this license and cannot predict when, if ever, it will receive any such income.

CFC Applied Holographics also licensed certain of its proprietary holographic designs to Van Leer Metalized Products (U.S.A.) Ltd. in January, 1994, for use by Van Leer in the holographic paper market. CFC Applied Holographics receives a 5.0% royalty on gross sales by Van Leer of products incorporating such licensed materials, which resulted in revenue for CFC Applied Holographics of $150,000 in 1996 and $165,000 in 1997.


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

The Company manufactures simulated metal coatings which are used primarily on plastic substrates. They are produced in a wide array of bright metallic and reflective colors such as gold, silver, chrome, bronze, copper, green and other colors. The production of simulated metal coatings for plastics is a specialty niche business because these coatings require enhanced abrasion and chemical resistance characteristics.
CFC has developed an ultraviolet curing process for simulated metal coatings that has demonstrably improved
abrasion  and  chemical  resistance.   The  Company     has
developed this process to meet the increasing demand for higher abrasion and chemical resistant simulated metal applications.
Key markets for the Companys simulated metal coatings include appliances, automotive, cosmetics, specialty advertising, and for use in improving pointofpurchase sales. These coatings are highly specialized and must be specifically developed for the product or container on which they are to be used. For example, a coating used on a lipstick container may not be usable on a perfume bottle. Product applications that utilize the Companys pigmented coatings include credit cards, blow molded bottles, automobile batteries, automotive gauges, copier panels, garbage cans, industrial signage, golfing accessories, housewares, lipstick tubes, mud flaps, pens, personal care products, recycle bins, squeeze tubes and toys.
Other pigmented and simulated products represented approximately 19.3%, 17.6%, and 13.5% of the Companys net sales in the three years ended December 31, 1995, 1996, and 1997 respectively.
The
market for simulated metal coatings, particularly for use in graphics, is highly competitive and has been experiencing generally declining gross margins. Accordingly, the Company does not actively pursue low margin graphics business in this market.

International Sales

The Company maintains offices, warehouse space, and finishing operations in the United Kingdom and Japan. In addition to sales made directly to international customers by the Companys Regional Managers covering Europe, Japan, Latin America and Asia, the Company makes sales to customers around the world through a network of thirty distributors. The Companys markets have seen a new globalization, and the Company plans to continue its emphasis on the worldwide requirements of its customers and expanding overseas demand.

During the three years ended December 31, 1995, 1996, and 1997, net sales to Europe, the Pacific Rim, and other customers outside of the United States were $9,446,000, $12,014,000, and $13,327,000, and represented approximately 27.6%, 32.3%, and
31.5% respectively,  of the   Companys  net  sales.   See  Note  6
of  the  Notes  to  the Consolidated Financial Statements.

Research And Development

Management believes that a major factor contributing to its growth has been continued investment in research and development.
The
Companys Research and Development department has contributed to the development of formulae, proprietary knowhow, modifications to existing equipment, and specifications for both new equipment and new raw materials. Tangible results have included improved ease of coating application, abrasion resistance, and functionality and the expansion of the market for the Companys holographic products. The Company also develops original patterns, woodgrains, and finishes that are engineered to meet customerspecific requirements.

The Company maintains a group of personnel that is dedicated to the creation of new patterns, designs, colors, shades, and textures, including holographic designs. This includes an engineering and chemistry laboratory in Chicago Heights that employs nine people. In addition, the Company maintains an art origination studio in Oxnard, California, that is
dedicated to  holographics  and  which employs   three  persons
who  perform  holographic   research
and
development.  In the years ended December 31, 1995, 1996, and
1997, the   Company   spent  approximately  $1,109,000,
$1,304,000,
and
$1,344,000, respectively, on Research and Development, of which $433,000, $502,000, and $462,000, respectively, was for holographic
research.
All of the customers in the markets served by CFC are in the midst of their own search for technological breakthroughs that will contribute to low cost production and expanded markets through new products and at the same time meet environmental standards. The
Company  is making substantial ongoing investments in research and development in an effort to be a partner with its customers
in  the development  of  new  technology and products.   Examples
of these partnerships include a joint research project for the development of thermal transfer by photocopy for magnetic ink character recognition on toner for transaction documents, such as checks and security documents, and the joint development of new woodgrain design cylinders for many of the major furniture companies.

Marketing And Sales

As of December 31, 1997, the Company had 23 full time sales people who serve over 5,000 existing customers. Sales personnel include the Senior Vice President of Sales and Marketing, three Product Managers, four Regional Managers and twelve Field Sales Engineers who are compensated on a salary plus
commission  basis.                                         The
Companys  four Regional Managers are responsible for the
following geographic territories: United States; European Union, Middle East, and Africa; Japan; Pacific Rim (except Japan) and Latin America. The majority of CFCs products are sold directly to original equipment manufacturers who incorporate the Companys products into their own products. In addition, limited use is made of a network of three distributors who service
small accounts  in  the  United States   and   thirtytwo
distributors  who  service  international markets.

The Company markets a combination of standard products and specialty items on a minimum order basis, and most of the Companys sales are not pursuant to longterm sales contracts. Because most customers require prompt turnaround from order to delivery, the Company does not have a material amount of backlog and backlog comparisons are not indicative of sales trends at any given time.

The   Companys  three  largest  customers  in  1997   were
Baxter Healthcare, Reynolds and Intel. Sales made to Baxter are pursuant to a threeyear, exclusive provider contract which was renewed in November 1994 and expired in January 1998 and is currently in the process of being signed. The agreement requires the Company to supply all of Baxters needs for transferable coatings at specified prices, which may be adjusted to reflect changes in certain of the Companys costs. Sales to Baxter for each of 1995, 1996, and 1997 were $4,537,749,
$4,627,558, and $5,460,362  respectively.   Sales made  to
Reynolds for Aquafresh are on an individual purchase order basis. Sales to Reynolds for each of 1995, 1996, and 1997 were $150,000, $239,000, and $1,515,000, respectively. Sales to
Intel are also on an individual purchase order basis, which is consistent with Intels policies. The Company does not have a longterm supply or exclusive provider arrangement with Intel. Sales to Intel for each of 1995, 1996 and 1997 were $86,622, $1,477,016, and $1,745,515 respectively.


Manufacturing And Production

Much  of  the  Companys machinery and equipment was engineered
and developed  by  the  Company.   Technical manufacturing
efficiencies allow the Company to maintain high quality standards while producing products efficiently. The Companys introduction of a 60 wide holographic embosser has given the Company a competitive advantage over the industry norm of 6 to 30 wide capabilities. Management of the Company believes this significantly increases the potential applications for holographic coating. In addition, the Companys 1997 installation of a 50 wide stateoftheart printing press will enable it to access a broader market and provide enhanced service to woodgrain markets and the markets for Engineered Board. The Company has also made investments in high speed slitting equipment.
In recent years, the Company implemented the Phillip Crosby Total Quality Management Process throughout its operations. The Companys top managers have all attended Quality College and all employees attend intensive, formal quality classes taught by
Quality  College graduates.   The Company strives to incorporate a
focus on quality throughout the entire manufacturing process and not simply inspect the quality of products afterthefact.
This is evidenced in that the  Quality  Assurance function reports
directly to  the  Companys Chief   Executive   Officer.
Regularly   scheduled
departmental
communications and brainstorming meetings are held to identify improved methods for production and quality. Quality is a never ending process. The Company is now beginning to implement a total quality management process in connection with an arm of Northern Illinois University.

The Company obtained ISO 9001 registration from an approved ISO 9001 accreditation firm in June 1995, which permits the Company to offer certification programs to its customers, thereby eliminating the need for the customers to make incoming
inspections of the Companys products   and  also  providing
justintime  inventory,   reducing customers inventory carrying
costs.   The Company also successfully completed its third ISO
9001 surveillance audit in May 1997.

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


Product Protection

The Companys success is heavily dependent upon its proprietary formulae and scientific and manufacturing knowhow. Accordingly,
the   Company  relies  upon  trade  secrets  and  other
unpatented proprietary information in its product development. All employees are parties to an employment agreement providing for confidentiality and the assignment of invention rights to innovations developed by them while employed by the Company. There can be no assurance that these types of agreements will effectively prevent disclosure of the Companys confidential
information.   In  addition,  CFC   Applied Holographics  owns  a
U.S. patent on its holographic computergenerated dot matrix origination process which was issued on March 1, 1994, and a U.S. patent on its autostereoscopic hologram production process which was issued on January 24, 1989.


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

Competitors   range   from  small  enterprises   to   divisions
or subsidiaries of large multinational conglomerates with greater financial and management resources than the Company. CFC uses a partnership approach in its relations with its major customers. This gives partner customers preferential
scheduling,  priority research                          and
development,  and  personalized  customer   service.
Partner customers agree to purchase not less than 80% of their requirements from CFC and to furnish CFC with continuing longterm procurement projections.

The transferable chemical coatings industry not only requires specialized knowledge and technology, but is capital intensive, requiring expensive difficulttoconstruct and difficulttooperate machinery and equipment. A production facility must also comply with stringent federal, state and local environmental laws and regulations.

The Company competes with three significant producers of holographic products in the United States, two of which have greater financial and management resources than the Company. The Company believes that the principal factors affecting competition are the basic design of the holograms, quick turnaround on art origination, consistency of embossing, lowcost manufacturing, the quality and brightness of the
image, and competitive  pricing.                        The
Company
believes that it competes favorably on these factors.


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


Governmental Regulation

The  Companys  operations are subject to federal, state  and local environmental laws and regulations that impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage and disposal of
solid  and hazardous                                      wastes.
The  Company  has  installed   equipment                and
procedures   which   the  Company  believes   result   in
controls substantially in excess of those required for full compliance with applicable state and federal environmental requirements. To better control airborne environmental emissions, the Company installed a stack and afterburner in 1992, at a cost of $1,014,000, which is currently designated by EPA standards as Maximum Achievable Control Technology and which, in tests observed as recently as December 1997
by   the  Illinois  EPA,  resulted  in  a  100%  capture  and
99.6%
destruction rate of the airborne pollutants generated by the Companys manufacturing processes, greatly exceeding the 81.0%
EPA standard.    Because  both  technology  and  applicable   laws
and
regulations are evolutionary and subject to change, the Company cannot predict with any certainty the investments and expenditures which it will be required to make to comply with these changing laws and regulations.


Employees

As of December 31, 1997, the Company had approximately 252
fulltime employees.   These  included  127 in manufacturing,  56
in support services, 39 in marketing and sales, 11 in research and development, and
19 in administration and management. None of the Companys employees is covered by collective bargaining agreements. The
Company has never experienced a significant work stoppage and considers its employee relations to be good.


ITEM 2.  PROPERTIES

The Company owns a 150,000 square foot building at 500 State Street in Chicago Heights, Illinois which houses its corporate headquarters and its primary manufacturing operations, and
which  currently utilizes   approximately  65%  of  the  buildings
capacity. The
Companys  other  principal properties are leased  and  include
the following:   a  28,000  square foot intaglio  printing
facility in Countryside, Illinois; a 10,000 square foot warehouse in Chicago Heights; the Companys 14,000 square foot plant, office, finishing and warehouse facility in Oxnard, California; a 10,000 square foot warehouse, finishing, and office facility in a suburb of London, England; and a 2,500 square foot warehouse, finishing and office facility in Tokyo, Japan. The Company considers its properties to be adequate to conduct its business for the foreseeable future and believes that it will be able to acquire or lease additional property, when needed, on terms acceptable to the Company.


ITEM 3.  LEGAL PROCEEDINGS

The Companys former parent corporation, Morton International, Inc. (Morton), has been named by government environmental agencies
as a potentially   responsible  party  with  respect  to
environmental liabilities at the FisherCalo Superfund Site in Kingsbury, Indiana (the FisherCalo Site). Morton and other potentially responsible parties entered into a consent agreement in 1991 with such agencies that provides for the remediation of the site, currently estimated to cost approximately $40 million, and which allocates approximately 0.7% of the remediation costs to Morton. While the Company has been named a potentially responsible party and a thirdparty defendant in the litigation relating to the cleanup of the FisherCalo Site, U.S. v. David
B. Fisher, et al, which is pending in the U.S. District Court for the Northern District of Indiana, Morton and the Company
have reached an agreement whereby Morton and the Company will share equally in the remediation cost that is ultimately determined to be attributable to waste produced by the
Companys predecessor. Based upon such agreement, the Company estimates that its portion of the remediation costs will be
approximately                                               0.3%
of
the   total   cost   of   remediation  at  the   FisherCalo
Site.
Additionally, the Company and nineteen other parties were defendants in a law suit which was also pending in the U. S. District Court for the Northern District of Indiana, Akzo
Coatings et  al  v.  Aigner Corp.   et  al,  pursuant  to  which
the plaintiffs were seeking reimbursement for some portion of the $1 million spent for cleanup of  the  FisherCalo Site outside of the aforementioned
settlement. The Company paid $4,000 in full settlement of this suit in 1995. The Company has an accrued liability of $245,000 related to these matters at December 31, 1997 and, although the actual cost of remediation for the total FisherCalo Site may prove to be more or less than $40 million, it is managements opinion, based upon investigation of the quantities and types of waste and the other parties involved, that the Companys share of any liability will not substantially
exceed the amount accrued at December 31,      1997.   The
adequacy of this reserve is reviewed periodically as more definitive information becomes available.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                              PART II




ITEM   5.    MARKET  FOR  REGISTRANTS  COMMON  EQUITY  AND
RELATED STOCKHOLDER MATTERS


The Companys common stock, par value $.01 per share (Common Stock), is traded in the Nasdaq National Market tier of The
Nasdaq Stock Market (Nasdaq), under the symbol CFCI. The Common Stock began trading on Nasdaq on November 17, 1995 in connection with the Companys initial public offering (IPO) of the Common
Stock.    On
December 31, 1997, the last reported sale price of the Common Stock on the Nasdaq National Market was $11.75 per share. At March 20, 1997, there were approximately 127 record holders of the Common Stock. The table below sets forth the high and low sales prices of shares of Common Stock on the Nasdaq National Market as reported by Nasdaq for the periods indicated.



                        Market Information


                                               Price per Share of
                                                 Common Stock
                                               High         Low
Year Ended December 31, 1996
   1st Quarter                                12.00         8.875
   2nd Quarter                                18.00        11.750
   3rd Quarter                                17.00        11.750
          4th Quarter                         13.75        10.00
Year Ended December 31, 1997
   1st Quarter                                16.00        11.25
   2nd Quarter                                14.25         9.75
   3rd Quarter                                12.50         8.25
   4th Quarter                                13.87        11.00


The Company intends to retain its earnings to finance its growth and for general corporate purposes and therefore does not
anticipate paying   any   cash  dividends  in  the  foreseeable
future.    The declaration and payment of any future dividends
will be  subject  to the  discretion  of  the  Board of Directors
of  the  Company.        In
addition,  the Companys bank credit facility prohibits the
payment of  cash  dividends.   See  Item 7.   Managements
Discussion  and
Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources. Any determination as to the payment of dividends in the future will depend upon results of operations, capital requirements, restrictions in loan agreements, if any, and such other factors as the Board of Directors may deem relevant at the time.
ITEM 6.  SELECTED FINANCIAL DATA
The selected financial data set forth below has been derived from the financial statements of the Company. The financial statements for each of the years in the fiveyear period ended December 31, 1997, have been audited by Price Waterhouse LLP, independent accountants, whose report for the years ended December 31, 1995, 1996, and 1997 appears elsewhere in this
report.   The  selected financial  data at and for the fiscal year
ended December 31, 1993 are derived from unaudited financial statements which, in the opinion of management, include all adjustments necessary to present fairly the data for such periods. The unaudited pro forma data have been derived from the financial statements of the Company and adjusted to reflect a provision for income taxes as if the Company had been a CCorporation since inception and further adjusted to reflect the
sale by the Company of Common Stock in the  IPO.   This selected
financial  data  should  be  read  in  conjunction   with
Managements Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and related notes thereto appearing elsewhere in this report.
                                         Year Ended December 31,
                               1993   1994    1995    1996   1997
                                        (In  thousands,  except
per share data)
Income Statement Data:
Net sales                   $25,328$27,808 $34,177 $37,227$42,319
Cost of sales                14,940 16,469  20,103  22,985 26,063
Gross profit                 10,388 11,339  14,074  14,242 16,256
Selling,  general and administrative          6,537    7,152
7,243
7,863                  8,846
Research and development      1,019  1,062   1,109   1,304
1,344
Operating income              2,832  3,125   5,722   5,075  6,066
Interest expense                572    669     705     229    413
Other (income) expense                       (5)     (12)
17
(65)
Income  before taxes and minority interest    2,260    2,461
5,029
4,829                  5,718
Provision  for income taxes (1)         155     162    1,669
1,831
2,207
Minority interest in net income (loss) of
       CFC  Applied  Holographics           (270)     (214)
210
15                       290
Income  from  continuing operations    2,375   2,513   3,150
2,983
3,221
Discontinued operations:
      Loss  from  discontinued  operations          (758)

       Loss  on  disposal  of  discontinued  operations
(260)

Net income                  $ 1,357$ 2,513 $ 3,150 $ 2,983 $3,221

Pro forma net income from continuing
      operations  (1996 and 1997 actual)     $ 1,425 $ 1,463$
3,252
$ 2,983              $ 3,221
Pro forma net income from continuing operations
     per share (basic and diluted) (1996 and 1997
      actual)  (2)             $  0.43$   0.44  $    0.95  $
0.66 $     0.71
Pro forma weighted average number of shares of
     common stock outstanding (1996 and
     1997 actual)             3,302  3,302   3,429   4,504
4,530 Pro forma weighted average number of shares of
     common stock and equivalents outstanding
   (1996 and 1997 actual)   3,302  3,302   3,432   4,517  4,612
Pro forma net income from continuing operations,
      as  adjusted (1996 and 1997 actual) (2) (3)    $ 1,635$
1,694 $   3,522              $ 2,983$ 3,221
Pro forma net income from continuing operations
     per share, as adjusted (basic and diluted)
     (1996 and 1997 actual) (2) (3)           $ 0.36 $   0.38$
0.78 $                                   0.66     $  0.71
Pro forma weighted average number of shares
     of common stock outstanding, as adjusted
      (1996  and 1997 actual) (3) (4)          4,502   4,502   4,499
4,504                  4,530
Pro forma weighted average number of shares
     of common stock and equivalents outstanding,
      as  adjusted (1996 and 1997 actual) (3) (4)      4,502   4,502
4,501                  4,517  4,612

Other Data:
Capital expenditures        $ 1,937$ 1,591 $ 1,092 $ 3,862$ 3,319
Depreciation  and amortization        1,107   1,249    1,423   1,535
2,093
EBITDA (5)                    2,831  4,379   7,157   6,578  7,934

Balance Sheet Data (at period end):
Working capital             $ 4,455$ 5,973 $ 7,950$ 10,635$ 12,993
Total assets                 17,718 19,937  23,269  28,206 35,498
Total debt (6)                8,793  9,252   2,110   5,932  8,585
Stockholders equity          4,152  5,785  11,953  15,078 18,567

________________

(1) The Company became an SCorporation for federal and certain state income tax purposes as of June 1, 1992, and effective upon the consummation of the IPO, became a CCorporation.
(2) Pro forma net income from continuing operations for the periods 1993 through 1995 reflects an adjustment to show assumed federal and state income taxes based on statutory (federal and state) tax rates for the periods during which the Company was treated as
  an  SCorporation.   No  tax  benefit is reflected  for  losses  of
  the Companys holographics joint venture, which resulted in a net operating loss carryforward which the Company started to use as profits were generated beginning in 1995. The pro forma net income from continuing operations in 1993 and 1994 would have been $1,554,000 and $1,625,000 if the tax benefits of these losses were reflected at the assumed tax rates.
(3) Adjusted to give effect to the sale by the Company of Common Stock in the IPO as of the beginning of the period and the use of the proceeds therefrom.
(4) Adjusted to give effect to the issuance of 34,736 shares of Common Stock in exchange for the minority interest in the Companys subsidiaries.
(5) EBITDA as used herein means earnings before interest expense, interest income, taxes, depreciation, and amortization and excludes minority interests.
(6)  Includes current and longterm portions of debt.




ITEM   7.     MANAGEMENTS  DISCUSSION  AND  ANALYSIS  OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview

The Company formulates, manufactures, and sells chemicallycomplex, transferable multilayer coatings for use in many diversified markets such as furniture and building products, pharmaceutical products, transaction cards (including credit cards, debit cards, ATM cards, and access cards), and on holographic authentication seals. The Companys net sales increased from 25.3 million in 1993 to $42.3 million in 1997. During that period, the Company realized sales dollar growth in all of its major product lines.
The
Companys operating income more than doubled over this fouryear period, increasing from $2.8 million, or 11.2% of net sales in 1993 to $6.1 million, or 14.3% of net sales in 1997. The Company has experienced, and expects to continue experiencing, shifts in the relative sales and growth of its various products over time.
The
Company  believes  that such shifts are in the  ordinary  course of
business and are indicative of its focus on specific niche markets. During the period from 1993 to 1997, printed products sales rose from 22.9% to 38.0% of net sales. Pharmaceutical products sales declined from 25.6% in 1993 to 19.1% of net sales in 1997 due to the growth of other product lines. Actual pharmaceutical product sales increased from $6.5 million in 1993
to $8.1 million in 1997,  or                                    an
increase  of  24.9%  over that fouryear period.  Security
products sales increased from 6.7% in 1993 to 16.0% of net sales in 1997. The Northern Bank Note Company acquisition represented $2.1 million of that growth, or 41.0%. Holographic products
grew from 8.5%                                                  in
1993 to 13.4% of net sales in 1997, primarily due to authentication sales and consumer products packaging.

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




Results of Operations

The following table sets forth, for the periods indicated, certain items from the Companys financial statements as a percentage of net sales for such periods:

December 31,
                                         1995      1996      1997
Net sales                                100.0%     100.0%
100.0%
Cost of sales                              58.8       61.7    61.6
Gross profit                               41.2       38.3    38.4
Selling, general and administrative        21.2       21.2    20.9
Research  and development                         3.3
3.5
3.2
Operating income                           16.7       13.6    14.3
Interest    expense   and    other
2.0
0.6                                     0.8
Income before taxes and minority interest
14.7
13.0                                    13.5
Provision for income taxes                   4.9        4.9    5.2
Minority interest                            0.6        0.1    0.7
Net income                                   9.2%       8.0%
7.6%


1997 Compared to 1996

Net sales for the year ended December 31, 1997 increased 13.7% to $42.3 million from $37.2 million for the year ended December 31, 1996. Printed products sales increased 10.3% to $16.1 million from $14.6 million primarily due to an increase in the growth of the Companys customers. Pharmaceutical product sales increased 2.5% to $8.1 million from $7.9 million. Security products (magstripe, signature panels, and tipping products for credit cards and intaglio printed security documents) sales increased 78.9% to $6.8 million from $3.8 million. This increase is primarily due to the Companys enhanced magstripe products and $2.1 million of intaglio printed document sales as  a  result  of the Northern  Bank  Note  Company acquisition in September of 1997. Sales of other pigmented and simulated metal products decreased 12.3% to $5.7 million from $6.5 million, primarily due to the Company choosing not to produce low margin products. Holographic product sales increased 32.6% to $5.7 million for the year ended December 31, 1997 compared to $4.3 million for the year ended December 31, 1996, primarily due to the increase in eyecatching packaging jobs for consumer products.

Gross profit for the year ended December 31, 1997 increased 14.8% to $16.3 million from $14.2 million for the year ended December
31, 1996.   The increase in gross profit was attributable to the
growth in sales, partially offset by increased printed products startup costs due to debugging the new printing press. The gross profit margin for the year ended December 31, 1997 increased to 38.4% from 38.3% for the year ended December 31,
1996.  This increase in margin is   primarily   due  to  growth
in  sales,  offset  by   increased manufacturing costs discussed
above. Although the Company does not fully allocate all costs on a product line basis, the Company believes that its gross profit margin typically is not substantially different for any of its major product categories.

Selling, general and administrative expenses for the year ended December 31, 1997 increased 11.4% to $8.8 million from $7.9 million for the year ended December 31, 1996. This increase is primarily due to the increase in selling, general and administrative expenses in connection with the Northern Bank Note Company acquisition. Selling, general and administrative expenses for the year ended December 31, 1997 decreased as a
percentage of net sales  to  20.9% from                21.1% for
the year ended December 31, 1996.
Research and development expenses for the year ended December 31, 1997 increased 3.1% to $1,344,000 from $1,304,000 for the year ended December 31, 1996. Research and development expenses for the year ended December 31, 1997 decreased as a percentage of net sales to 3.2% from 3.5% for the year ended December
31,  1996.                                           This
percentage decrease was primarily due to the increase in sales volume.

Operating income for the year ended December 31, 1997 increased 19.6% to $6.1 million from $5.1 million for the year
ended December 31,  1996.   Operating income for the year ended
December 31, 1997 increased as a percentage of net sales to 14.3% from 13.6% for the year ended December 31, 1996. The increase was due to an increase in sales volume, partially offset by increased manufacturing costs discussed above.

Interest  expenses  for the year ended December 31,  1997
increased
80.3%  to  $413,000  from $229,000 for the year ended  December
31, 1996.   The increase in interest expense resulted from an
additional six months of interest on funds outstanding under a revenue bond originated in June 1996 to fund the purchase of a roto gravure press for the Companys Printed Products line and the funding of the Northern Bank Note acquisition.
Income taxes for the year ended December 31, 1997 increased 22.2% to $2.2 million from $1.8 million for the year ended December 31, 1996. This was primarily the result of an increase in the Companys operating income.
Net  income for the year ended December 31, 1997 increased  6.7%
to
$3.2 million from $3.0 million for the year ended December 31, 1996. This increase was primarily due to an increase in sales volume, offset by increased manufacturing costs.


1996 Compared to 1995

Net  sales  for the year ended December 31, 1996 increased  8.9%
to
$37.2 million from $34.2 million for the year ended December 31, 1995. Printed products sales increased 23.0% to $14.6 million from $11.9 million primarily due to an increase in the Companys
market share.   Pharmaceutical product sales increased 3.8% to
$7.9 million from $7.6 million. Security products (magstripe, signature panels, and tipping products for credit cards) sales increased 13.7% to $3.8 million from $3.4 million. This increase is primarily due to the Companys enhanced magstripe products. Sales of other pigmented and simulated metal products decreased 0.9% to $6.5 million from $6.6 million, primarily due to the Company choosing not to produce low margin products. Holographic product sales decreased 8.0% to $4.3 million for the  year  ended December 31, 1996  compared  to  $4.7 million
for  the  year ended December 31, 1995,  primarily  due         to
Microsofts Windows `95 being delivered to the marketplace in 1995 with no similarlysized sales during 1996.

Gross profit for the year ended December 31, 1996 increased 1.2%
to
$14.2  million  from $14.1 million for the year ended  December
31, 1995.   The increase in gross profit was attributable to the
growth in sales, offset by increased product startup costs due to new technology relating to the introduction by the Company of a new product for the manufactured housing industry in the third quarter. The gross profit margin for the year ended December 31, 1996 decreased to 38.3% from 41.2% for the year ended December 31, 1995. This decrease in margin is primarily due to the product startup costs in the third quarter of 1996 discussed above. Although the Company does not fully allocate all costs on a product line basis, the Company believes that its gross profit margin typically is not substantially different for any of its major product categories.

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
December 31, 1996 decreased as a percentage of net sales to 13.6% from 16.7% for the year ended December 31, 1995. The decrease was primarily a result of an increase in product startup costs due to new technology introduced to the manufactured housing industry in the third quarter and an increase in expenses resulting primarily from a onetime investment whereby the Company engaged the services of a consulting firm to develop the Companys marketing strategy for the Pacific Rim and the addition of sales and marketing resources for that area of the world.
Interest expenses for the year ended December 31, 1996 decreased 67.5% to $229,000 from $705,000 for the year ended
December  31, 1995.   The  decrease in interest expense resulted
from the Company paying off its revolving loan in the amount of $3.6 million and a machinery and equipment loan of $1.6 million on November 22, 1995 with the proceeds of the IPO.
Income taxes for the year ended December 31, 1996 increased 9.7% to
$1,831,000 from $1,669,000 for the year ended December 31, 1995. This increase was primarily the result of the Company no longer being treated as an SCorporation for federal and certain state income tax purposes following the IPO. The termination of the Companys SCorporation status on November 22, 1995 required the Company to establish a provision of $1,148,247 for cumulative deferred taxes.

Net  income for the year ended December 31, 1996 decreased  5.3%
to
$3.0 million from $3.2 million for the year ended December 31, 1995. This decrease was primarily due to increased product startup costs related to new technology introduced to the manufacturing housing industry in the third quarter of 1996 and an increase in selling, general and administrative expenses which were the result of a onetime investment whereby the Company engaged a consulting firm to develop a marketing strategy for the Pacific Rim and the addition of sales and marketing resources for that region. Net income for the year ended December 31, 1996 decreased 8.3% to $3.0 million from pro forma $3.3 million for the year ended December 31, 1995, due primarily to the product startup costs and costs incurred to develop a marketing strategy for the Pacific Rim as discussed
above.     The
proforma net income of $3.3 million assumes the Company had been a CCorporation throughout 1995.



Quarterly Results of Operations

The following table presents unaudited financial results for each of the eight quarters in the period ended December 31, 1997. This data has been prepared on a basis consistent with the audited financial statements appearing elsewhere in this report, and in the opinion of management, includes all necessary adjustments (consisting only of normal recurring adjustments) required
to  present  fairly                  the
unaudited consolidated quarterly results when read in conjunction with the audited consolidated financial statements of the Company and notes thereto appearing elsewhere in this report. The results of operations for any quarter are not necessarily indicative of results to be expected for any future period.


                                        Quarter Ended
                      Mar.  31     June 30      Sept. 30    Dec.
31
Mar.  31               June  30     Sept. 30     Dec.  31
1996
1996                     1996         1996          1997
1997
1997                   1997
Net  sales
$9,540$9,886$8,282$9,519$9,810$9,999$10,927$11
,583
Cost of sales        5,6345,7035,555 6,093   5,7816,237 6,7677,278
   Gross profit     3,906 4,1832,727 3,426   4,0293,762 4,1604,305
Selling, general and administrative
   expense          2,161 2,2392,644 2,123   2,2292,568 2,4922,901
Operating income    1,745 1,944   83 1,303   1,8001,194 1,6681,404
Interest expense       60    62   59    48      76   88   125  124
Other expense (income)            16       1
(73)
36                 9    (37)
Income before taxes and minority
   interest         1,669 1,881   24 1,255   1,7971,070 1,5341,317
Provision for income taxes       646   705      18  462
688393
601              524
Minority  interest in income (loss)                  69   (56)
2
78                10   102  101
    Net income       $1,023$1,107$   62$ 791 $1,031$  667$   831
$
692

Percentage of Net Sales
Net sales           100.0%100.0%100.0%100.0%
100.0%100.0%100.0%100.0
%
Cost of sales          59.1 57.7 67.1 64.0    58.9   62.4 61.9
62
 .8
   Gross profit      40.9  42.3 32.9  36.0    41.1 37.6  38.1
37.2
Selling, general and administrative
    expense             22.6   22.6   31.9   22.3  22.7 25.7
22.8
25.1
Operating income     18.3  19.7  1.0  13.7    18.4 11.9  15.3
12.1
Interest expense      0.6   0.7  0.7   0.5     0.8  1.2   1.3
1.1
Other  expense (income)      0.2
(0.7)
                      (0.3)
Income before taxes and minority
   interest          17.5  19.0  0.3  13.2    18.3 10.7  14.0
11.3
Provision for income taxes       6.8   7.1     0.3  4.9   7.0
3.9
5.5                4.5
Minority  interest  in  income  (loss)         0.7         (0.7)
                   0.8   0.1  0.9   0.8
    Net income        10.7  11.2   0.7   8.3    10.5      6.7
7.6
6.0


The fourth quarter sales for 1996 and 1997 have been stronger than the third quarter sales, primarily due to the growth in printed coating products. Offsetting this increase, however, is a seasonal decrease in pharmaceutical product sales, as people
typically  defer elective   surgeries  between  Thanksgiving  and
New  Years.            In
addition,  many of the Companys customers attempt to  reduce their inventories  prior  to the calendar year end.  Consequently, first
quarter  sales  are  typically stronger than  the  preceding
fourth quarter.   The gross profit in the third quarter of 1996
was lower due to unusually high startup costs due to new technology relating to the introduction by the Company of a new product for the manufactured housing industry and lower sales volume (spreading fixed costs over fewer units).
Selling, general and administrative expense increased as a result of a onetime investment whereby the Company engaged the services of a consulting firm to develop a marketing strategy for the Pacific Rim and approximately $100,000 of service costs due to the reengineering of manufacturing functions. The selling, general and administrative expenses increase in the fourth quarter of 1997 represented an increase in expenses due to the Northern Bank Note Company acquisition in September, 1997.

Liquidity and Capital Resources
The Companys primary sources of working capital have been net cash provided by operating activities and net borrowings under
various loan  agreements.   Net  cash provided by operating
activities  was $5,193,000,  $2,451,000 and $4,690,000 for the
years ended December 31, 1995, 1996 and 1997 respectively. This is a $2,239,000 increase over 1996 and resulted in a $913,000 increase in cash for the year ended December 31, 1997. The cash
increase was primarily the result of            four   factors:
(1)  depreciation  and  amortization  expense
increased by $558,000 to $2,093,000 as a result of placing the Companys new press in service during 1997; (2) trade payables increased by $260,000 due to both better terms and cash management; (3) accrued expenses, including amounts owed to the minority partner in Applied Holographics and employee bonus increased by $354,000; and (4) restricted cash used to fund
the new press  decreased  by $1,511,000.   Offsetting  these
increases  to  cash,  the   Company invested $1,758,000 in the
acquisition of Northern Bank Note Company and   $3,319,000   in
new  plant  and  equipment.                     Additionally,
inventories increased by $1,134,000 due in part to managements decision to support key markets and customers with higher inventory levels. Trade receivables were up by $277,000 solely as a result of the increased sales levels in 1997.

The Companys capital expenditures totaled approximately $1,092,000, $3,862,000, and $3,319,000 for the years ended
December 31, 1995, 1996 and 1997 respectively, and included the acquisition of high speed computerized slitting equipment in 1995 and payments for the new 50 wide printing press in 1996 and 1997. To fund their income tax liabilities on the Companys
net income and the  repayment  of stockholder   loans,  the
Company  previously  made                       SCorporation
dividends to its existing stockholders of $5,775,000 and $800,000 in the years ended December 31, 1995 and 1996, respectively,
which included        a  special  $4.5  million  SCorporation
dividend   paid
immediately prior to the closing of the IPO in 1995.

In June 1996, the Company received proceeds of approximately $4,005,000 pursuant to an Illinois Revenue Bond
financing,  which matures   in  2008.           These  proceeds
were  used  to  finance   the
acquisition of the new 50 wide printing press and related plant additions to ensure capacity for the continued growth of the Companys printed products line. At December 31, 1997, the entire amount had been drawn upon. The Company incurred $172,391 of costs associated with the issuance of the bonds, which are being amortized over twelve years.

On September 3, 1997, the Company also issued to the seller of Northern Bank Note Company, a nineyear, 6% Subordinated Note in the principal amount of $3.0 million, which is convertible in whole or in part, at the option of the holder beginning after the first anniversary of the Note, into the Companys Common Stock at a conversion price of $14.00 per share.

The Companys revolving credit agreement with a bank (the Credit Facility) provides for borrowings under an unsecured revolving credit  loan,  with total borrowings not to exceed
$4,500,000.   The principal balance of the revolving credit loan
was zero at December 31, 1997. The revolving credit loan expires April 1, 1998 and bears interest at the banks prime rate (8.50% at December 31, 1997) or, at the Companys option, at LIBOR (5.625% at December 31, 1997) plus 1.0%. A .25% fee is applied for undrawn funds. The Credit Facility also provides for two term loans. The outstanding principal balance of term loan A was $1,655,000 as of December 31, 1997 and is due April 1, 1999. Interest on term loan A accrues at the banks prime rate plus 0.25%, but not to exceed 9.5%. The Credit Facility contains covenants which limit aggregate annual lease payments to $500,000 and prohibit the declaration of dividends (other than SCorporation dividends and the 1995 $4.5 million SCorporation Dividend) and transactions between the Company and its affiliates. It is also an event of default under the Credit Facility if the Company incurs any net losses for any fiscal period.
The Company believes that the net cash provided by operating activities and amounts available under the Credit Facility are sufficient to finance the Companys growth.


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


Recently Issued Accounting Standards

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (SFAS), Accounting for Stock Based Compensation, which became effective in 1996.
This Statement establishes an alternative to the Companys current method of accounting for compensation associated with stock issued to employees. Management did not adopt the alternative method allowed by SFAS No. 123. Accordingly, adoption of this Statement required additional financial statement footnote disclosures to describe the Companys stockbased compensation.

In February 1997, the FASB issued SFAS No. 128, Earnings Per Share
(EPS). The statement replaces primary EPS with basic EPS, which excludes dilution, and requires presentation of both basic
and diluted  EPS  on  the  face of the income  statement.   The
Company adopted this Statement in the fourth quarter of 1997 and has calculated and disclosed basic and diluted EPS for all periods presented.

In June 1997, the FASB issued SFAS No. 130, Reporting
Comprehensive Income.   The  statement  requires the  addition  of
comprehensive income  and  its  components  in the primary
financial  statements. Comprehensive   income   includes
cumulative   foreign    currency translation which is not included
in income under current accounting principles.   The statement is
effective for fiscal years beginning after December 15, 1997, and requires comparative amounts in financial statements for earlier periods presented.

In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The statement requires the Company to report financial and descriptive information about its reportable segments, determined using the management approach (i.e., internal management reporting), in interim and year end financial statements. The statement is effective for fiscal years beginning after December 15, 1997.
The Company has not yet determined the impact that SFAS No. 130 and No. 131 will have on its financial statements.


Special Note on ForwardLooking Statements

The statements contained in this report that are not historical facts are forwardlooking statements within the meaning of the Private Securities Litigation Reform Act of
1995.   A  number  of important  factors  could  cause the
Companys actual results for future periods to differ materially from those expressed in any forwardlooking statements made by, or on behalf of, the Company. These factors include, among other things: continuation of market growth trends; reliance on a single manufacturing facility; reliance on key personnel; control by the principal shareholder; the Companys reliance on significant customers; the Companys ability to develop new products and protect the proprietary formulae and technology related to its products; the Companys ability to be competitive with other producers of specialty transferable coatings and alternative products; fluctuations in foreign currency exchange rates and their impact on the level and profitability of foreign sales; and general economic conditions as they may impact the Companys customers.


Year 2000 Issue

All work necessary to upgrade the Companys computer systems for Year 2000 compliance is expected to be completed in a timely fashion and should not involve a significant amount of the
Companys resources.   The Company is not able to determine,
however, whether any of its suppliers, lenders, or service providers will need to make any software modifications or replacements or whether the failure to make software corrections will have an effect on the Companys operations or financial condition.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                   INDEX TO FINANCIAL STATEMENTS



                                                             Page

Report of Independent Accountants                              22

Consolidated Balance Sheets at December 31, 1997 and 1996      23

Consolidated Statements of Income for the years ended December 31,
1997, 1996 and 1995                                            24


Consolidated Statements of Cash Flows for the years ended December
31, 1997, 1996 and 1995                                        25


Consolidated Statements of Stockholders Equity for the years ended
December 31, 1997, 1996 and 1995                               26


Notes to Consolidated Financial Statements at December 31, 1997
27


Financial Statement Schedules


     Schedule II  Valuation and Qualifying Accounts
All  other  schedules for which provision is made in the



applicable accounting  regulations  of the Securities and



Exchange  Commission have  been  omitted because they are not required under the  related instructions,  are  not  applicable,



or  the  information  has  been provided in the Financial



Statements or the notes thereto.























                 REPORT OF INDEPENDENT ACCOUNTANTS
















To the Board of Directors of
CFC International, Inc.



In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of CFC International, Inc., and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with
generally accepted accounting principles.   These  financial
statements are the responsibility of the Companys management; our responsibility is to express an opinion on these
financial statements based on  our  audits.   We conducted  our
audits  of  these  statements  in  accordance   with generally
accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the
financial  statements are free of material misstatement.   An
audit includes examining, on a test basis, evidence supporting the
amounts and   disclosures  in  the  financial  statements,
assessing   the accounting  principles  used  and  significant
estimates  made   by management,   and   evaluating  the  overall
financial   statement presentation.  We believe that our audits
provide a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP





Chicago, Illinois
February 6, 1998

                       CFC INTERNATIONAL, INC.
                     CONSOLIDATED BALANCE
                     SHEETS
                                                     December 31,
                                                1997       1996
 ASSETS
 CURRENT ASSETS:
     Cash and cash equivalents                   $1,841,070
                                $
  927,703
  Accounts receivable, less allowance for doubtful accounts of
  $612,000 and
     $565,000 respectively                   6,631,516 5,996,657
 Employee receivable                         253,928     220,833
 Inventories (Notes 1 and 4):
     Raw materials                           1,358,258   837,307
     Work in process                         1,825,356 1,086,308
     Finished goods                          5,447,990
5,142,558
                                             8,631,604  7,066,173
 Prepaid expenses and other current assets          644,578
  392,593
 Deferred income taxes                       641,977         663
  ,520
     Total current assets                      18,644,673
  15,267,479
 Property, plant and equipment, net (Notes 1, 3, and 4)
  15,095,897                                 10,866,717
   Other assets                               1,758,269   561,085
   Restricted cash (Note 4)
1,510,827
     Total assets                            $35,498,839
  $28,206,108

 LIABILITIES AND STOCKHOLDERS EQUITY
 CURRENT LIABILITIES:
  Current portion of longterm debt (Note 4) .....................
  $                               716,079    $368,124
 Accounts payable                            3,122,580 2,558,486
 Accrued environmental liability (Note 12)          244,937
  244,937
 Accrued bonus                                76,065     200,290
    Accrued vacation                          304,730     236,422
 Other accrued expenses and current liabilities         1,187,390
  1,024,507
     Total current liabilities               5,651,781  4,632,766
 Deferred income taxes                       1,974,942 1,785,740
 Longterm debt (Note 4)                      7,869,419 5,564,027
 Minority interest in CFC Applied Holographics (Note 11)
  1,435,371                                  1,145,240
     Total liabilities                       16,931,513
13,127,773
 STOCKHOLDERS EQUITY:
  Voting Preferred Stock, par value $.01 per share, 750 shares authorized,
     no shares issued and outstanding
 Common stock, $.01 par value, 10,000,000 shares authorized;
  4,218,226
     and 4,175,650 shares issued at December 31, 1997 and 1996
     respectively                             42,182      41,757
 Class B common stock, $.01 par value, 750,000 shares
     authorized; 518,169 and 528,689 shares issued and
     outstanding at December
  31,
     1997 and 1996 respectively                5,182       5,287
 Additional paidin capital                   10,464,985
  10,139,248
 Retained earnings                           8,331,850 5,110,647
 Cumulative foreign currency translation adjustment     (86,160)
  (27,891)
                                             18,758,039
  15,269,048
 Less 193,837 treasury shares of common stock, at cost at
     December 31, 1997 and 1996 respectively        (190,713)
  (190,713)
                                             18,567,326  15,078,335
 CONTINGENCIES (Note 12)
    Total liabilities and stockholders equity       $35,498,839
  $   28,206,108


   The accompanying notes are an integral part of the consolidated financial statements.
                      CFC INTERNATIONAL, INC.

                 CONSOLIDATED STATEMENTS OF INCOME



                                                December 31,
                                          1997      1996     1995
Net sales                               $42,319,147     $
37,227,333                          $   34,177,344
Cost of goods sold                      26,063,431       22,984,895
20,103,407
Gross profit                            16,255,716       14,242,438
14,073,937
Marketing and selling expenses          4,813,880 4,082,588
3,746,807
General and administrative expenses     4,032,066 3,615,341
3,228,052
Research and development expenses       1,343,678 1,304,304
1,109,247
Patent litigation expenses                       164,590    267,910
                                        10,189,624       9,166,823
8,352,016 Operating income                      6,066,092 5,075,615 5,721,921
Other expenses (income):
     Interest                           412,920   228,909   705,250
     Miscellaneous                      (65,183)   16,962   (12,274)
                                        347,737   245,871   692,976
Income before income taxes and minority interest         5,718,355    4,829,744
5,028,945
Provision for income taxes (Note 5)     2,207,021 1,831,141 1,668,874
                                        3,511,334 2,998,603 3,360,071
Minority interest in income of CFC Applied Holographics     (290,131)
(15,133)
(209,869)
Net income                              3,221,203 $2,983,470      $   3,150,202

Unaudited pro forma data (Note 5):
     Income before income taxes and minority interest      $5,028,945
     Provision for income taxes                             1,567,000
                                                            3,461,945
     Minority interest in income of CFC Applied Holographics (209,869)
     Pro forma net income                                  $3,252,076

Basic earnings per share (Note 10):
     Net Income and pro forma net income per share         $0.71$0.66$0.95
Diluted earnings per share (Note 10):
    Net Income and pro forma net income per share         $0.71$0.66$0.95
Supplemental pro forma net income per share (Note 10):
     Basic earnings per share           $         $        $0.78
     Diluted earnings per share         $         $        $0.78




  The accompanying notes are an integral part of the

                       consolidated financial statements.

                      CFC INTERNATIONAL, INC.

              CONSOLIDATED STATEMENTS OF CASH FLOWS





                                                December 31,
                                          1997      1996
                                          1995
Cash flow from operating activities:
     Net income                         $3,221,203      $
2,983,470                           $   3,150,202
          Adjustments to reconcile net income to net cash
               provided by operating activities:
      Depreciation and amortization 2,092,937    1,535,396 1,423,043
      Deferred income taxes    210,745   (26,027)  1,148,247
      Minority interest in CFC Applied Holographics   290,131 15,133  209,869
         Changes in assets and liabilities:
         Accounts receivable (277,186) (81,248) (1,681,651)
         Inventories    (1,134,997) (733,456)         (325,623)
         Employee receivable      (33,095)  (57,740)       (163,093)
         Prepaid expenses and other current assets  (3,104) (35,336) (113,016)
         Accounts payable         259,602   377,384        (64,483)
         Accrued bonus            (124,225) (523,710)      609,000
         Accrued environmental liability                   (55,063)
 Accrued expenses and other current liabilities 187,839   (947,795) 1,000,520
 Net cash provided by operating activities  4,689,850 2,451,008    5,193,015

Cash flows from investing activities:
     Additions to property, plant and equipment
(3,318,819)                             (3,861,876)
(1,091,993)
     Restricted cash                    1,510,827
(1,510,827)
     Increase in other assets
(87,900)
     Cash invested in acquired business
(1,758,327)
Net cash used in investing activities             (3,566,319)     (   5,460,603)
(1,091,993)

Cash flows from financing activities:
     Proceeds from revolving credit agreements    1,600,000 3,775,157
18,771,000
     Repayments of revolving credit agreements    (1,600,000)        (3,775,157)
(23,486,004)
     Repayment of term loans            (111,504) (111,504) (2,551,964)
     Borrowing under Illinois Revenue Bond, net
     3,924,900 Repayment of IRB                   (200,250)
     Repayment of capital lease         (49,521)  (71,139)  (31,665)
     Minority interest payments                   (62,845)  (47,468)
     Proceeds from issuance of common stock       147,556   111,713  9,728,931
     Tax benefits from exercise of stock options
22,935
     Distributions to stockholders                (800,000) (5,755,197)
Net cash (used in) provided by financing activities  (213,719)      2,991,125
(3,349,432)
Effect of exchange rate changes on cash and cash equivalents               3,555
29,693                                  (6,159)
Increase in cash and cash equivalents         913,367    11,223        745,431
Cash and cash equivalents:
     Beginning of period                927,703   916,480   171,049
     End of period                      $1,841,070      $   927,703
$                             916,480


  The accompanying notes are an integral part of the consolidated financial statements.
                      CFC INTERNATIONAL, INC.

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY



                                             Cumulative
                                              foreign
                       Class BAdditional      currency          Total
                  Commoncommonpaidin  Retainedtranslation     Treasury
          stockholders
                  stock      stock      capital       earnings
adjustment
              stock         equity
Balance at December 31, 1994       $  27,519$ 6,408 $  239,515 $5,702,779  $
(51,425) $               (139,822) $5,784,974
Net income                            3,150,202                        3,150,202
Distributions to  stockholders                                 (2,055,197)
(2,055,197)
Exercise of options, including
   tax benefit     628        124,089              (50,891)            73,826
Net proceeds from initial public
   offering      12,000               9,493,813
9,505,813
SCorporation dividend                                 (4,500,000)
(4,500,000)
Repurchase of 21% interest
   in subsidiaries       347                    (347)
Foreign currency translation
   adjustment                                 (6,159)          (6,159)
Conversion of Class B common
   stock to common stock       1,068  (1,068)
Undistributed SCorporation
   earnings                   170,260 (170,260)
Balance at December 31, 1995   $  41,562$ 5,340 $  10,027,677    $  2,127,177 $
(57,584)       $ (190,713) $  11,953,459
Net income                            2,983,470                     2,983,470
Employee stock purchases         142          111,571
111,713
Reclassify shares         53    (53)
Foreign currency translation
   adjustment                                  29,693           29,693
Balance at December 31, 1996  $  41,757$ 5,287 $  10,139,248    $     5,110,647
$
(27,891)       $ (190,713) $  15,078,335

Net income                            3,221,203                      3,221,203
Foreign currency translation
    adjustment                                (58,269)         (58,269)
Employee stock purchases         147          144,691
144,838
Exercise of options        3            2,716
2,719
Reclassify shares        105   (105)
Shares issued (Note 2)        170             178,330
178,500
Balance at December 31, 1997   $  42,182$ 5,182 $  10,464,985    $     8,331,850
$ (86,160)               $ (190,713) $  18,567,326
  The accompanying notes are an integral part of the consolidated financial statements. CFC INTERNATIONAL,
                      INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1.  Nature of Business and Significant Accounting Policies
Nature   of   business   and  principles  of  consolidation.
CFC
International, Inc. (the Company) manufactures and sells coated film products and holograms. Its customers are primarily companies in the consumer products and medical supply industries. One pharmaceutical customer accounted for approximately 13, 12, and 13 percent of net sales during 1997, 1996 and 1995, respectively.
The Company has no significant concentrations of credit risk.

During 1992, the Company sold 21% interests in its subsidiaries CFC International, Ltd. (U.K.), CFC Management, Inc. (see Note
11) and CFC International Sales, Inc. to the Companys stockholders at net book value, and elected SCorporation status for federal income tax purposes.
The  financial statements include the accounts  of  the
Company and its subsidiaries as if they were whollyowned for all periods presented because of the common ownership of the Company and its subsidiaries. The Company reacquired the 21% interests in its subsidiaries prior to the closing of the initial public offering of 1,200,000 shares of its common stock at $9.50 per share in November 1995. All significant
intercompany transactions have been  eliminated.   For  purposes
of  description,  all  financial statements  are referred to as
consolidated.  Certain prior  year amounts   have  been
reclassified  to  conform  to  current   year presentation.

Cash and cash equivalents. The Company considers all highly liquid investments with an original maturity of three months or less which are readily convertible into cash to be cash equivalents.

Inventories.    Inventories are stated at  the  lower  of  cost
or market,  cost  being determined on the firstin,  firstout
(FIFO) basis.         Inventory  cost includes cost of raw
material,  labor  and
overhead.

Property, plant and equipment. Property, plant and equipment are recorded at cost. The straightline method is used to compute depreciation for financial reporting purposes. Major improvements and betterments are capitalized while maintenance and repairs that do not extend the useful life of the applicable
assets are expensed as  incurred.   If  the  carrying  value  of
an asset, including associated intangibles, exceeds the sum of estimated undiscounted future cash flows, then an impairment loss is recognized for the difference between the estimated fair value and carrying value.

Research and development costs. All research and development costs are expensed as incurred.

Revenue  recognition.   Revenue  is recognized  when  products
are shipped.

Foreign currency translation. The functional currencies of CFC International, Ltd. (U.K.) and the Companys division located in Japan are their local currencies. The balance sheets of these entities are translated at yearend rates of exchange and their results of operations at weighted average rates of exchange for the year. Translation adjustments resulting from this process are recorded directly in stockholders equity and will be included in the determination of net income only upon sale or liquidation of the entities, which is not contemplated at this time.

Earnings per share. See Note 10 for computation of basic and diluted earnings per share. Pro forma earnings per share have been computed after giving retroactive effect to the 1.2565385for1 stock split and stock dividend (Note 8), and assuming those shares necessary to be issued to reacquire the 21% interests in its subsidiary companies were outstanding from the beginning of the period presented. Supplemental pro forma net income assumes the repayment of certain of the Companys debt at the beginning of the period presented and the resulting reduction in interest expense net of tax benefits. Weighted average number of common shares and common stock equivalents used in the supplemental pro forma earnings per share calculation assumes the retroactive effect of the 1.2565385for1 stock split, stock dividend, the 34,736 shares issued to reacquire the 21% interests in the subsidiary companies and the 1,200,000 shares of the Companys common stock issued in the initial public offering, were outstanding during the entire period.

SFAS No. 123. Effective January 1, 1996, the Company adopted the disclosure method provisions of Statement of Financial Accounting Standards (SFAS No. 123) Accounting for StockBased Compensation. As permitted by SFAS No. 123, the Company continues to recognize stockbased compensation costs under the intrinsic value base method prescribed by Accounting
Principles Board Opinion  No.  25, Accounting   for   Stock
Issued  to  Employees,   and   related Interpretations.

Fair value of financial instruments.  As of December 31, 1997,
1996 and   1995,   the  carrying  amount  of  the  Companys
financial instruments approximates their estimated fair value based upon market prices for the same or similar type of financial instrument.

Pervasiveness   of   estimates.   The  preparation   of
financial statements   in  conformity  with  generally  accepted
accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Intangibles.   The excess of cost over the fair value  of  the
net
assets of businesses acquired was $1,758,269 and $561,085 at December 31, 1997 and 1996 respectively. Accumulated amortization amounted to $210,000 and $87,000 at December 31,
1997  and  1996, respectively.   Amortization  expense  was
$123,000,  $57,000  and $49,000  in  1997, 1996, and 1995,
respectively.   Intangibles  are amortized on a straightline
basis over periods of up to 15 years. The increase in 1997 was due to the acquisition of Northern Bank Note Company (NBNC).


Statement of cash flows.
                     SUPPLEMENTAL DISCLOSURES

                                        For Year Ended December
                                         31, 1997          1996
                                         1995
Cash paid during the year for:
     Interest paid                      $357,909  $209,063
$722,805
     Income taxes paid                  2,269,636 2,026,090
101,000
Noncash investing and financing activities:
     Lease assets and obligations capitalized
156,116
Note 2.  Acquisition

On September 3, 1997, the Company acquired substantially all of the assets and assumed substantially all of the liabilities of
NBNC. NBNC  is  a  financial security printer of stock
certificates and other intaglio printed documents. The Company intends to operate NBNC substantially in its present form. In consideration of this acquisition, the Company issued 17,000 shares of its common stock, par value $.01 per share (the
Common Stock); delivered a nineyear, 6% subordinated note in the principal amount of $3,000,000 (the Note), convertible, in whole or in part, at the option of the holder beginning after the first anniversary of the Note, into Common Stock at a conversion price of $14.00 per share; delivered a shortterm note in the principal amount of $1,500,000 which was paid in full on
September 4, 1997; and paid $258,300 in cash.   The Company has
agreed to register for resale under the Securities Act of 1933, as amended, all shares of Common Stock to be issued upon conversion of the Note. The Company also agreed to pay the seller $25,000  for  consulting  services  during  the  next
year.    The acquisition  was  accounted  for  using  the
purchase  method   of accounting.   Approximately $1,500,000 of
the cash purchase price was obtained by the Company through borrowings under the Companys revolving credit facility.


Note 3.  Property, Plant and Equipment

Property, plant and equipment consist of the following:

                                         Estimated December  31,
                                         Useful
Life
                                     1997       1996
Land                               $105,670   $105,670
Building                           3,468,697  3,041,914   25
years
Machinery  and manufacturing equipment         20,704,707
12,596,
064                   10 years
Furniture and office equipment                1,768,051
1,612,736
10 years
Construction in process                       2,498,849
                                   26,047,125 19,855,233
Less       Accumulated   depreciation
(10,951,228)
(8,988,516)
                                   $15,095,897      $
10,866,717


Note 4.  LongTerm Debt

Longterm debt consists of the following:
                                                   December 31,
                                               1997        1996
Illinois Revenue Bonds                     $3,804,750
$4,005,000
Term Loan A                                1,655,304    1,741,648
Convertible Subordinated Note              3,000,000
Other                                       125,444     185,503
                                           8,585,498    5,932,151
Less    Amounts  included in current liabilities
716,079
368,124
                                           $7,869,419
$5,564,027

Illinois   Industrial  Development  Revenue  Bonds.   The
Company
received $4,005,000 of proceeds from the issuance of the bonds on June 20, 1996. The proceeds were used to fund the Companys 15,000 square foot addition to its primary production facility and the purchase of a new printing press for printed products. At December 31, 1996, the Company had $1,510,827 of restricted cash as a result of this issuance. The restriction on this cash was released during 1997 to fund costs associated with the printing press. Capitalized issuance costs of $172,391 are being amortized over the life of the bonds utilizing the straightline method.

The bonds bear interest at rates which are determined by the market and are reset weekly by the Remarketing Agent for the bonds. The maximum annual rate of interest that the bonds will bear is 12%. The annual rate of interest was 3.65% at December 31, 1997 and December 31, 1996, respectively. Annual principle payments of $200,250 began in 1997 and will continue through 2007. The balance of $1,802,250 is due and payable when the bonds mature on June 1, 2008.

Term  Loan.   Term  Loan A is payable in monthly installments  of
$9,292  with  a  final  principal  payment  of  $1,516,000  due
at maturity.   Interest  is payable monthly at a  rate  equal  to
the banks prime rate plus 0.25%, with a maximum rate of 9.50%. This term loan was renewed on March 3, 1997 and now matures on April 1, 1999.

Convertible Subordinated Debt. On September 3, 1997, the Company issued a nine year, 6% convertible subordinated note in the principal amount of $3,000,000 with annual principal payments commencing in 1998 of $333,333. The Note was issued to the seller in the Companys acquisition of Northern
Bank Note  Company  (see Note  2).   The  Note is convertible, in
whole or in part, at the option of the holder beginning after the first anniversary of the Note, into Common Stock of the Company at a conversion price of $14.00 per share. The Note is noncallable for three years from the date of issuance. Thereafter, the Note is callable at premiums starting at 102% of face value and declining in subsequent years. In addition, the
Note is callable by the Company ten days after the first anniversary of the Note if the Companys stock price exceeds 110% of the conversion price for twenty consecutive days. The Note bears interest at 6% per year, which is payable quarterly, and matures September 3, 2006.

The   Note  agreement  contains  covenants  that  include
certain
financial tests, including restrictions on indebtedness.

Revolving Credit Arrangements. The Company and its subsidiaries have various revolving credit arrangements that provide for maximum borrowings of approximately $5,830,000. Under these revolving credit arrangements, interest is payable at either the respective banks prime rate (8.50% and 8.25% at December 31, 1997 and 1996) or 2% over the Bank of Englands
sterling base rate (7.25% and              6.0%
at December 31, 1997 and 1996). The revolving credit arrangements expire at various dates in 1998. No amounts were outstanding at December 31, 1997 and 1996. The Company is required to pay a quarterly fee for the unused portion on one of its facilities at an amount equal to .25% times the daily average of the unused portion. Such payments in 1997, 1996 and 1995 were not significant.

The bank agreements contain covenants which, among other things, restrict new indebtedness and dividend declarations, and prohibit net losses. The borrowings are secured by substantially all of the Companys assets.
Aggregate minimum principal payments for all longterm debt, excluding capital lease obligations, as of December 31, 1997 are as follows:
1998                                                     $644,837
1999                                                     2,051,973
2000                                                      533,583
2001                                                      533,581
2002                                                      533,581
Thereafter                                               4,216,697
                                                         $8,514,252


Note 5.  Income Taxes

The income tax provision (benefit) consists of the following:

                                        For Year Ended December 31,
                                          1997      1996     1995
Current Payable:
         Federal                               $1,805,870         $
1,488,424                           $   241,644
     State                              337,215   340,784   103,125
     Foreign                            (146,809)  27,960   175,858
Deferred                                210,745   (26,027)
1,148,247
                                             $2,207,021           $
1,831,141                               $1,668,874


The Company elected, beginning June 1, 1992, to be treated as an S Corporation for federal and certain state income tax purposes. Coinciding with the Companys initial public offering in 1995, the Company terminated its SCorporation status for federal and state income taxes on November 22, 1995. Accordingly, at that time deferred taxes were provided for temporary differences between the financial reporting basis and the tax basis of the Companys assets and liabilities, in accordance with Statement of Financial Accounting Standards (SFAS) No. 109 Accounting for Income Taxes. All income that was earned during the subsequent CCorporation time period was taxable at the current federal and state tax rates. In order to present amounts in a comparable format, the statements of income for 1995 and 1994 include a pro forma adjustment for additional income taxes which would have been recorded if the Company had been a CCorporation for all periods presented, based
on  the  tax  laws in effect during those periods.   The  Companys
interests in the net operating losses of CFC Management, Inc. have not been utilized in the period in which they arose to offset taxable income in the pro forma provisions because their use is limited by the taxable income of CFC Management, Inc. This net operating loss carryforward was fully utilized in 1996.


Income tax provisions (benefits), calculated on a proforma basis for the year ended December 31,1995 are as follows:
                                                1995
Current:
     Federal                                  $1,369,000
     State                                    330,000
     Foreign                                  176,000
Deferred                                      (308,000)
                                              $1,567,000

The  provisions for income taxes differ from the amount  of
income tax determined by applying the applicable U.S. statutory federal income tax rate to income from continuing operations
before income taxes   and   minority  interest  as  a  result  of
the  following differences:
                                              1997  1996   1995
                                                 Actual
                                                 Actual
Proforma
Statutory  U.S. tax rates                     34.0%
34.0%
34.0%
Decrease in rates resulting from:
     State and local taxes                    4.7%   4.7%    3.1%
     Decrease in valuation allowance
(6.5%)
     AMT credit                                      (1.5%)
      Other,  net                                      2.0%    0.7%
0.6%
Effective tax rate                            40.7%  37.9%  31.2%


Deferred tax liabilities (assets) are as follows:
                                                   December 31,
                                                1997        1996
Depreciation                                  $2,067,985 $1,785,740
Other, net                                    (735,020)  (663,520)
                                              $1,332,965 $1,122,220

Note 6.  International Operations and Export Sales

CFC International, Ltd. (U.K.) is engaged in selling the Companys products throughout the United Kingdom and Europe. The following data in U.S. dollars, relative to the subsidiary, is included in the accompanying financial statements as of and for the year ended December 31:
                                           1997     1996     1995
Assets                                       $1,469,032           $
1,141,614                           $   1,018,271
Liabilities                             255,975    70,726   141,804
Net Sales                               6,673,591 4,819,567
4,280,554
Net Income                              134,736    73,332    64,942

The Company has a division engaged in selling the Companys products throughout Japan and the Pacific Rim. The following data in U.S. dollars, relative to the division, is included in the accompanying financial statements as of and for the year ended December 31:
                                           1997     1996      1995
Assets                                  $422,353  $636,896
$853,412
Liabilities                             110,615    37,204   185,798
Net Sales                               1,197,662 1,414,216
1,806,150
Net Income/(Loss)                       (222,254) (11,526)  110,296

Export   sales   from  U.S.  operations  amounted  to   $5,455,923,
$5,780,161, and $3,358,892 in 1997, 1996 and 1995, respectively.
Note 7.  Profit Sharing Plan

The Company maintains a profit sharing/401(K) plan for the benefit of all eligible employees, as defined under the plan agreement. Annual profit sharing contributions are discretionary as determined by the Board of Directors and are funded as accrued. Eligible employees may also contribute up to 18% of their compensation to the plan subject to the maximum deferral limitations established by the IRS. Employee contributions are matched by the Company at the
rate  of 50% on the first 4% of the employees compensation.    The
Company had no discretionary profit sharing expense for the three years presented. The Company incurred approximately $86,000, $81,000, and $69,000 of 401(K) matching expense during 1997, 1996 and 1995, respectively.
Note 8.  Stockholders Equity

The  Company  has authorized 750 shares of Voting Preferred
Stock, par  value  $.01  per  share, which has no preemptive,
conversion, redemption,                                    or
exchange  rights.   Dividends  and   liquidation
preference  shall be applied to the purchase price per share.
The
Companys  principal stockholder holds an option  to  purchase  534
shares   of   voting  preferred  stock,  subject  to  antidilution
adjustments, par value $.01 per share, which voting preferred stock is entitled to 1,000 votes per share, quarterly dividends at an annual rate equal to the prime rate in effect as of the prior December 31 applied to the $500 per share exercise price and a liquidation preference of $500 per share plus any accumulated and unpaid dividends. The option is currently exercisable, and is not transferable.
The reacquisition of the 21% interest in the Companys subsidiary companies held by minority stockholders was effected immediately prior to the closing of the initial public offering in
1995.   This
transaction was executed through an exchange of 34,736 shares of the Companys common stock for the shares held by the minority stockholders in the Companys subsidiaries. The fair market value of these shares was $330,000 (which the Board of Directors determined was the fair market value of the minority interest in the Companys subsidiaries).

All common stock and Class B common stock and per share amounts
in the   accompanying  consolidated  financial  statements  have
been adjusted to give retroactive effect to the 1.2565385for1 stock split (which was authorized and effected in August, 1995) for all periods presented. In 1995, the Board of Directors declared and paid a cash dividend of $4,500,000 representing the estimated undistributed taxable income during the period in which it was an SCorporation to those stockholders who held shares of the Companys stock immediately prior to the recapitalization and the closing of the initial public offering. The distribution was funded with the net proceeds received by the Company from the Companys initial public offering. Additionally on November 15, 1995, the Board of Directors declared a cash distribution
of  $800,000  to                                           the
stockholders to permit payment of federal and state income taxes on the Companys income through the date of termination of SCorporation status. This dividend was paid in January1996. Common stock and Class B common stock have identical rights and privileges except for voting and conversion rights. Class B common stock is nonvoting, and is convertible at any time into an equal number of shares of common stock except that the conversion option is not available to any Class B common stockholder affiliated with the Companys principal common stockholder. During 1997, 1996 and 1995, 10,520, 5,340 and
106,805 shares, respectively, of Class B common stock were converted into an equal number of shares of common stock.


Note 9.  Stock Plans

Stock Option Plan. The Companys stockholders approved a Stock Option Plan (the Plan) in August 1995, which provides for the grant of nonqualified stock options to employees and directors of the Company and its subsidiaries. A total of 250,000 shares of common stock are reserved for issuance under the Plan, subject to antidilution and adjustment provisions. No options may be granted under the Plan after August 15, 2005. If an option expires or is terminated  or  canceled unexercised, the shares  related  to such options are returned to the total shares reserved for issuance. The Plan is administered by a committee appointed by the board of directors, which determines the term of each option, option  price, and number of shares for which each option is granted.
All options have terms of ten years, and employee options generally vest over a period of four years. Options granted in connection with the 1997 Executive Performance Plan (Performance
Plan) vest over a period of 9.5 years unless certain Company performance criteria are achieved, in which case vesting of a portion of the total options for each executive employee under the Performance Plan is accelerated to a period of two years, upon the election of each executive. Based on 1997 Company performance and executive elections, executives under the Performance Plan will vest in 6,660 shares over the two
year period ending December  31,     1999.   The
range of exercise prices for options under the Plan at December 31, 1997 is $10.88 to $15.25, with a weighted average remaining contractual life of 8.8 years.

Stock option activity in 1997 and 1996 for the Plan is summarized below:

                                     1997               1996
                                       Average            Average
                              Shares    Option  PriceShares
Option
Price
Beginning balance             76,673 $10.78
Granted                       99,610 $12.69      77,673  $10.78
Forfeited                     (1,250)$11.52     (1,000)  $10.88
Exercised                     (250)  $10.88
Ending Balance                174,783$11.86       76,673   $10.78

Options  exercisable at year end       18,918        $10.77

Average fair value of options granted during
     the year                       $  6.07                $4.67


Director   Stock  Option  Plan.   In  August  1995,  the
Companys stockholders  approved a Director Stock Option Plan
(the DSOP), which is administered by the board of directors. Options may be granted under the DSOP only to nonemployee directors of the Company. A total of 50,000 shares of common stock are reserved for issuance under the DSOP, subject to antidilution and other adjustment provisions. An option to purchase 10,000 shares of the Companys stock was granted to each of the three nonemployee directors of the Company effective upon the closing of the initial public offering at an exercise price equal to the initial public offering price of $9.50 per share. Each additional nonemployee director elected to the Companys board of directors will be granted an option to purchase 10,000 shares of common stock upon election,
at the fair market value at the date of such grant.   The term of
each option is ten years subject to earlier termination  if the
optionees  service  as a director  terminates.   Each  option
becomes exercisable with respect to 25% of the shares upon expiration of each successive twelve month period after the date of grant. The range of exercise prices for options under the DSOP at December 31, 1997 is $8.75 to $9.50, with a weighted average remaining contractual life of 8.3 years.

Stock option activity in 1997, 1996 and 1995 for the DSOP is summarized below:


                            1997          1996           1995
                            Average        Average        Average
                      Shares  Option Price   Shares   Option
Price Shares               Option Price
Beginning balance    30,000   $9.50  30,000  $9.50
Granted              10,000   8.75                30,000  $9.50
Ending balance       40,000   $9.31  30,000  $9.50  30,000  $9.50

Options  exercisable at year end      15,000  $9.50  7,500
$9.50

Average fair value of options
      granted during the year            $    4.22            $
$               3.68


All options granted under the Plan and the DSOP have had exercise prices equal to the fair market value of the shares on the date of grant.

The fair value of each option granted is estimated at the date of the grant using the BlackScholes optionpricing model utilizing expected volatility calculations based on historical data of companies with similar structure and volatility over a period commensurate to the expected term of the options (25% to 40%) and risk free rated based on U.S. government strip bonds on the date of the grant with maturities
equal to the expected option term (5.56% to               6.68%).
The expected lives were determined to be six years for employee options and 9.5 years for options under the Performance Plan (see above) and dividends are assumed to be zero.

The   Company  applies  APB  25  and  related  Interpretations
in
accounting  for  the aforementioned stock plans.   Accordingly,
no compensation cost has been recognized for its stock option plans. Had compensation cost for the Companys fixed stock option plans been determined based upon the fair value based method, as defined in SFAS No. 123, the Companys net earnings per share would have been reduced to the proforma amounts indicated below:

                                         1997      1996      1995
Proforma net income (dollars in thousands)        $3,031
$2,928
$                               3,519
Proforma earnings per share (basic and diluted)     $       0.67
$
0.65                                $  0.78

The effects of applying SFAS 123 on the above proforma information are not indicative of future amounts, as such amounts are likely to be affected by the number of grants awarded.


Employee  Stock  Purchase  Plan.  In  August  1995,  the
Companys stockholders approved an Employee Stock Purchase Plan (the Stock Purchase Plan) which is administered by a committee appointed by the board of directors. Pursuant to the Stock Purchase Plan, 100,000 shares of common stock are reserved for issuance, which may be offered for sale to employees through annual options to be granted in the fiveyear period commencing
January 1,            1996.  During
1997 and 1996 respectively, 14,816 and 14,114 shares of common stock were issued pursuant to the Stock Purchase Plan. The Stock Purchase Plan is intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue
Code.   Generally, all  persons  who have been employed by the
Company on a fulltime basis for at least six months, except holders of more than 5% of the Companys common stock, are
eligible to  participate  in  the Stock  Purchase  Plan.   The
Stock Purchase Plan permits eligible employees to purchase common stock (which may not exceed the lesser of $10,000 or 10% of an employees compensation), at 95% of the fair market value of the common stock at the grant date or exercise date, whichever is less. The shares are purchased automatically at the end of the quarter for such number as may be purchased with the accumulated payroll deductions of the employee on that date. Employees may terminate their participation in the
Stock  Purchase Plan   at  any  time  and  participation
automatically ends upon termination of employment with the Company. The Stock Purchase Plan will terminate at any time upon the discretion of the board of directors or when the participating employees become entitled to purchase a number of shares equal to the number of shares remaining.
Note 10.  Earnings per Share

                        1997                1996
1995
                               Per                Per
Per
                 Income SharesShareIncome SharesShare Income
SharesShare Basic Earnings per Share:
Income available to Common
     Stockholders $3,221,2034,529,562    $0.71$2,983,4704,504,067 $0.66
$3,252,076
3,429,089       $0.95

Effect of Dilutive Securities:
     Options exercisable             11,001            12,534              2,529
     Convertible debt   $36,00071,428
Diluted Earnings per Share    $3,257,2034,611,991 $0.71$2,983,4704,516,601 $0.66
$3,252,0763,431,618   $0.95



                                1995
                                   Per
                        Income Shares  Share
Supplemental proforma net income per share:
Basic Earnings per Share:
Income available to Common
     Stockholders       $3,522,0004,498,654    $0.78

Effect of Dilutive Securities:
     Options exercisable                    2,529
Diluted Earnings per Share    $3,522,0004,501,183
$0.78


Note 11.  CFC Applied Holographics

Effective October 1, 1994, CFC Management, Inc. holds a 75% ownership interest in CFC Applied Holographics, a partnership formed to manufacture and market holograms. CFC Management, Inc. had agreed to guarantee loans, leases, or other contractual commitments as may be required by the partnership, and is required to finance all working capital requirements. All losses have been allocated to CFC Management, Inc., and the partners share in profits in proportion to their respective ownership interests, except that CFC Management, Inc. has allocated all profits to the extent of previously allocated cumulative losses. Prior to October 1, 1994, CFC Management, Inc.s share of profits and losses was 50.01%. The $510,000 cost of the Companys increase in ownership interest from 50.01% to 75% was recorded as goodwill. Accumulated amortization of this goodwill approximated $159,000 and $110,000 at December 31, 1997 and 1996, respectively.


Note 12.  Contingencies

The   Companys   former  parent  has  been  named  by   government
environmental agencies as a potentially responsible party with respect to a waste disposal site. The former parent and other potentially responsible parties have entered into a settlement agreement with such agencies that provides for the remediation of the site, estimated to cost approximately $40 million, based upon currently available facts. While the Company has been named a potentially responsible party, the former parent and the Company have reached an agreement whereby the former parent and the Company will share equally in 0.7% (or .35% each) of the total cost of remediation that is ultimately determined to be attributed to waste produced by the Companys former parent. Additionally, the Company and nineteen other parties were defendants in litigation filed by another party at the same site seeking reimbursement for some portion  of  the  $1  million spent for  cleanup  outside  of  the aforementioned settlement. The Company paid $4,000 in full settlement of this suit in 1995. In 1992, the Company recorded a
liability   of  $300,000  related  to  these  matters,   of   which
approximately  $50,000  was  paid  in  1996.   It  is  managements
opinion, based upon investigation of the quantities and types of waste and the other parties involved, that the Companys share of any liability will not substantially exceed the accrual of
$245,000  at  December 31, 1997.  The adequacy of this  reserve  is
reviewed  periodically  as  more  definitive  information   becomes
available.


Note  13.   Selected  quarterly  financial  data  (unaudited),   in
thousands, except per share data

                                        Quarter Ended
                      Dec.  31      Sept. 30     June 30      Mar.
31 Dec. 31           Sept. 30    June 30      Mar. 31
                         1997         1997          1997
1997
1996                   1996        1996         1996
Revenues
$11,584$10,927$9,999$9,810$9,519$8,282$9,886$9,540
Gross Profit        4,305 4,1603,762 4,029   3,4262,727  4,183 3,906
Operating Income    1,404 1,6681,194 1,800   1,303   83  1,944 1,745
Net Income            692   831  667 1,031     791   62  1,107 1,023
Basic  earnings per share           .15  .18      .15   .23     .18
 .01                 .24      .23
Diluted  earnings per share         .15  .18      .15   .23     .18
 .01                 .24      .23

ITEM   9.   CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS   ON
ACCOUNTING
               AND FINANCIAL DISCLOSURE

None.





                              PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The   information  appearing  under  the  captions   Election    of
Directors  and  Section  16(a)  Beneficial  Ownership   Reporting
Compliance in the Companys Proxy Statement for the Annual Meeting of Stockholders to be held in 1998 (the Proxy Statement), is incorporated herein by reference.

Executive Officers

Set forth below are the names of the executive officers of the Company and its subsidiaries, their ages at December 31, 1997, the positions they hold with the Company or its subsidiaries, and summaries of their business experience.  Executive officers of the Company are elected by and serve at the discretion of the Board of Directors of the Company.
          Name            Age                Position
Roger F. Hruby             63   Chairman of the Board of
Directors,
Chief Executive
                                Officer, and President

Dennis  W.  Lakomy           53   Vice President,  Chief
Financial
Officer, Secretary,
                                Treasurer and Director

David C. Beeching          58   Vice President of Sales &
Marketing
 Holographics

Glenn L. Ford              53   Vice President of Manufacturing

Mark  A. Lamb               46   Vice President and General
Manager
 Security Printing

William A. Herring         51   Senior Vice President of
Operations

Robert  E. Jurgens          56   Senior Vice President of  Sales
&
Marketing

Craig  D.  Newswanger         44    Vice President  of  Research
&
Development
                                Holographics

David M. Plomin            33   Director of Research &
Development

Jeffrey E. Norby           42   Controller

Peter  C. McGillivray       53   Managing Director  United
Kingdom
Operations

Shigemitsu   Takashima        63    Managing   Director
Japan
Operations



Roger F. Hruby, Chairman of the Board, Chief Executive Officer, and President and Chief Operating Officer of the Companys predecessor, Bee Chemical, from 1977 until the sale of that company to Morton Thiokol, Inc., in 1985, at which time Mr. Hruby also became its Chief Executive Officer. Mr. Hruby also organized the formation of Bee Chemicals Japanese joint venture in 1970 and supervised its growth from a startup venture to a significant manufacturing company with sales in excess of $40 million. In 1986, Mr. Hruby formed the Company, which purchased Bee Chemicals specialty transferable solid coatings division from Morton Thiokol and has been Chairman of the Board, Chief Executive Officer, and until June 1995, President of the Company since the date of its incorporation. Mr. Hruby has
been involved in the specialty  chemical  industry since    1958.
Mr. Hruby earned a bachelors degree in chemistry from North Central College and a Masters of Business Administration from the University of Chicago.

Dennis   W.  Lakomy,  Vice  President,  Chief  Financial
Officer, Secretary, Treasurer and a director of the Company, joined Bee Chemical in 1975 and served as Vice President and Controller of that company from 1982 until cofounding CFC with
Mr.  Hruby  in 1986.   Mr. Lakomy was elected a director of the
Company in August,
1995.   Mr.  Lakomy  earned a bachelors degree in  accounting
from Loyola   University   of  Chicago  and  a   Masters  of
Business
Administration from the University of Chicago.

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

Mark  A.  Lamb, Vice President and General Manager of
CFCNorthern Bank  Note joined Northern Bank Note in 1977, and has
held  various positions   in  production,  sales  and  marketing
and    executive
management   before  assuming  the  General  Manager  position
in
September,  1997.   Mr.  Lamb  holds a B.S.  Degree  from
Northern Illinois University and graduated from the Printing Industry of Americas Executive Development Program.

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

Shigemitsu Takashima joined the Company in 1997.  Prior to
joining the   Company,  Mr.  Takashima  served  from  1973  in
successive
management positions with Nippon Bee Chemical Company and was responsible for worldwide operations. Mr. Takashima had been in the position as President since 1985. Mr. Takashima earned his Industrial Chemist Degree from Ritsumeikan University in Japan.
ITEM 11.  EXECUTIVE COMPENSATION

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



                             PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8K

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

     10.2 Stock Option Plan of the Company
     10.3 Director Stock Option Plan of the Company
     10.4 Employee Stock Purchase Plan of the Company

(b)  Reports on Form 8K
     The Company did not file any reports on Form 8K during the fourth quarter of 1997.
(c)  Exhibits


   Exhibit
   Number                    Description of Exhibit

          3.1
          Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1
          to   the Companys   registration   statement   on
          Form    S1, Registration No. 3396110).
          3.2
          Amended and Restated Bylaws of the Company
          (incorporated by   reference   to   Exhibit  3.2  to
          the   Companys registration statement on Form S1,
          Registration No. 3396110).
          4.1
          Specimen Certificate Representing Shares of Common
          Stock (incorporated  by  reference  to  Exhibit   4.1
          to   the
          Companys   registration   statement   on    Form
S1,
          Registration No. 3396110).
          10.1(a)
          Amendment and Restated Credit Agreement, dated March 18, 1992, between the Company and LaSalle Northwest National Bank, as amended (the Credit Agreement)
          (incorporated by   reference   to  Exhibit  10.1  to
          the   Companys Registration Statement on Form S1,
          Registration No. 3396110.
          10.1(b)
Tenth
          Amendment to the Credit Agreement, dated as of June 1, 1996, and related documents.
          10.1(c)
          Eleventh Amendment to the Credit Agreement, dated as of February 1, 1997, and related documents.
          10.1(d)
          Twelfth Amendment to the Credit Agreement, dated as of March 3, 1997, and related documents.
          10.2
          Stock Option Plan of the Company (incorporated by reference to Exhibit 10.7 to the Companys registration statement on Form S1, Registration No. 3396110). 10.3
          Director  Stock Option Plan of the Company
          (incorporated by   reference   to  Exhibit  10.8  to
          the   Companys registration statement on Form S1,
          Registration No. 3396110).
          10.4
          Employee   Stock   Purchase   Plan   of   the
          Company (incorporated  by  reference  to  Exhibit
          10.9  to  the Companys   registration   statement   on
          Form    S1,
          Registration No. 3396110).
          10.5
Stock
          Option Agreement, dated August 18, 1995, between the Company and Roger F. Hruby, as amended (incorporated by reference to Exhibit 10.10 to the Companys registration statement on Form S1, Registration No. 3396110). 10.6
          CFC
          Applied Holographics Joint Venture Agreement dated April 1, 1992, among the Company, CFC
          Management, Inc., Applied Holographics PLC, and Applied Holographics, Inc., as amended, and related Partnership Agreement, Representation
          Agreement,   and   License    Agreement (incorporated
          by  reference to  Exhibit                 10.13  to
          the
          Companys   registration   statement   on    Form
S1,
          Registration No. 3396110).
          10.7
          Purchase Agreement, dated November 18, 1994, between the Company and Baxter Healthcare Corporation
          (incorporated by   reference   to  Exhibit  10.14  to
          the   Companys registration statement on Form S1,
          Registration No. 3396110).
          10.8
Form
          of Indemnification Agreement between the Company and each of its Officers and Directors (incorporated by reference to Exhibit 10.15 to the Companys registration statement on Form S1, Registration No. 3396110).
      11.1  Statement  re  Computation of  Net  Income  Per
Share (unaudited)
   21.1 List of Subsidiaries of the Company
      23.1 Consent of Experts and Counsel
     27.1 Financial Data Schedule







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
Of Year
                                            (in thousands)

Year Ended December 31, 1995 Allowance
for Doubtful Accounts         $ 410     $ 681     $(743)    $
348

Year Ended December 31, 1996 Allowance
for Doubtful Accounts         $ 348     $1,244    $(1,027)  $
565

Year Ended December 31, 1997 Allowance
for Doubtful Accounts         $ 565     $1,275    $(1,228)  $
612


_________________________
*  Deductions represent amounts written off.























                           SIGNATURES








Pursuant to the requirements Section 13 or 15(d) of the
Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 20, 1997.
                                   CFC INTERNATIONAL, INC.
                                   By:     /s/  ROGER F. HRUBY
                                        Roger F. Hruby
                                         Chairman of the Board
of Directors,
                                         Chief  Executive
Officer, and President


Pursuant  to  the requirements of the Securities Exchange  Act of 1934,  this report has been signed below by the following
persons on  behalf                      of  the registrant and in
the capacities indicated  on
March 20, 1998.

            Signature                            Title
  Principal Executive Officer:


            /s/  ROGER  F.  HRUBY       Chairman of the Board of
 .                                              Directors,
          Roger F. Hruby              Chief Executive Officer,
and
                                               President




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




           /s/  ROBERT B.  COVALT
Director
 .
          Robert B. Covalt




           /s/  DENNIS W.  LAKOMY
Director
 .
          Dennis W. Lakomy




            /s/   RICHARD  PIERCE
Director
 .
          Richard Pierce




           /s/ DAVID D. WESSELINK
Director
 .
          David D. Wesselink











                          Exhibit 10.1(b)


                     TENTH AMENDMENT TO
           AMENDED AND RESTATED CREDIT AGREEMENT


           This  Tenth  Amendment dated as of  June  1,  1996,
is entered into  between  CFC  INTERNATIONAL,  INC.,   a
Delaware
corporation (the Company) and LASALLE NORTHWEST NATIONAL BANK, a national banking association (the Bank).

           WHEREAS, the Company and the Bank entered into an Amended and Restated Credit Agreement dated March 31,
1992, as amended (as heretofore amended, the Agreement, with terms defined therein being used herein as therein defined) providing for borrowings by the Company from the Bank; and
           WHEREAS, the Company and the Bank desire to modify certain covenants of the Agreement.
          NOW, THEREFORE, in consideration of the premises, and of the mutual agreements hereinafter set forth, it is agreed by the parties hereto as follows:
                Section 6.A. is hereby amended to delete the
word and  immediately  preceding (iv)  and  to  add  the
following immediately following the dollar figure $750,000 where it appears therein:
               ; and (v) indebtedness to the Illinois
Development Finance Authority (IDFA) in connection with the bonds issued by IDFA secured by a Loan Agreement dated as of June 1, 1996 between Company and IDFA.
                Section 6.H. is hereby deleted in its entirety and the following is hereby substituted therefor:
                6.H.      [This  Section  is  left
intentionally blank.]
               A new Section 7.K. is added to read as follows;
                As  of the end of each fiscal year of the
Company (beginning with the 1995 fiscal yearend), the Company shall maintain a Tangible Net Worth of not less than
$8,000,000.   As used  herein,  Tangible Net Worth means the
Net Worth of the Company (defined as the total of all assets which, under generally accepted accounting principles in the United States (GAAP), would appear as assets on the balance sheet of the Company, less the total of all liabilities, which, under GAAP, would appear as liabilities on the balance sheet of the Company) LESS all of the following of the
Company: (i) all prepaid expenses, (ii) the book value of all assets which would be treated as general intangibles under
GAAP,  including, without limitation, goodwill, trademarks,
tradenames,   brands,  copyrights,  patents,  licenses,
deferred charges and covenants not to compete, (iii) all deposits and (iv) accounts, notes and other receivables and  amounts  due  from shareholders, Affiliates and/or
employees of the Company.
                 Except   as  specifically  amended  hereby,
all
provisions of the Agreement and the Loan Supporting Documents shall remain in full force and effect. Any reference to the Agreement shall refer to the Agreement as amended by this Tenth Amendment.

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

                              CFC INTERNATIONAL, INC.




                                   By:
                                   _____________________________
                                   __
                                                            Titl
                                                            e:

_______________________________


                              LASALLE NORTHWEST NATIONAL BANK




                                   By:
                                   _____________________________
                                   __
                                                            Titl
                                                            e:

_______________________________




                         Exhibit 10.1(c)

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

      8.    The  Company  agrees to pay on demand  all  costs
and expenses of the Bank, including its reasonable attorneys fees,  in connection with the execution and delivery of this
Amendment.
                              CFC INTERNATIONAL, INC.
                              By:
_______________________________


Title: _______________________________
                              LASALLE NORTHWEST NATIONAL BANK


                              By:
_______________________________




Title: _______________________________





























                         Exhibit 10.1(d)


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

                    3.C.2.  At any time and from time to time
     the Company
     may identify one or more portions of the outstanding principal balance of the Loans (each, a LIBOR Loan) which will bear interest at Adjusted LIBOR (hereinafter defined). Each LIBOR Loan must equal $500,000 or multiples of $50,000 in excess thereof. Adjusted LIBOR means a rate of interest equal to one per cent (1%) per annum in excess of the per annum rate of interest at which U.S. dollar deposits in an amount comparable to the amount of the relevant LIBOR Loan and for a period equal to the relevant Interest Period (hereinafter defined) are offered generally to the Bank (rounded upward if necessary, to the nearest 1/16 of 1.00%) in the
     London Interbank Eurodollar market at 11:00 a.m. (London time) two banking days prior to the commencement of each Interest Period, such rate to remain fixed for such
Interest  Period.   Interest Period shall  mean  successive
one, two or three month periods as selected from time to time by the Company by notice given to the Bank not less than two banking days prior to the first day of each respective Interest Period; provided that: (i) each such one, two or three month period occurring after such initial period shall commence on the day on which the next preceding period expires; (ii) the final Interest Period shall be such that its expiration occurs on or before the stated maturity date set forth in Section 1.A; and (iii) if for any reason the Company shall fail to select timely a period, then it shall be  deemed to have selected a Prime Rate Loan; provided that, at any time any Interest Period expires less than one month before the stated maturity date, then, for the period commencing on such expiration date and ending on the maturity date such LIBOR Loan shall convert to a Prime Rate Loan. Interest on each LIBOR Loan shall be payable on the last banking day of each Interest Period with respect thereto, commencing on the first such date to occur after the date hereof, at maturity, after maturity on demand, and on the date of any payment hereon on the amount paid. The Company hereby further promises to pay to the order of the Bank, on demand, interest on the unpaid principal amount hereof after maturity (whether by acceleration or otherwise) at the Default Rate.
          3.D. Provisions Applicable to All LIBOR Loans.
                3.D.1.   The Banks determination of Adjusted
LIBOR  as provided above shall be conclusive, absent manifest
error.   Furthermore, if the Bank determines, in  good  faith
(which determination shall be conclusive, absent manifest error), prior to the commencement of any Interest Period that
(a) U.S. dollar deposits of sufficient amount and maturity for funding any LIBOR Loan are not available to the Bank in the London Interbank Eurodollar market in the ordinary course of business, or (b) by reason of circumstances affecting the London Interbank Eurodollar market, adequate and fair means do not exist for ascertaining the rate of interest to be applicable to the relevant LIBOR Loan, the Bank shall promptly notify the Company and such LIBOR Loan shall automatically convert on the last day of its thencurrent Interest Period to a Prime Rate Loan.

                 3.D.2.   If,  after  the  date  hereof,  the
introduction of, or any change in any applicable law, treaty, rule, regulation or guideline or in the interpretation or administration thereof by any governmental authority or any central bank or other fiscal, monetary or other authority having jurisdiction over the Bank or its lending office (a Regulatory Change), shall, in the opinion of counsel to the Bank, makes it unlawful for the Bank to make or maintain any LIBOR Loan evidenced hereby, then the Bank shall promptly notify the Company and such LIBOR Loan shall automatically convert on the last day of its thencurrent Interest Period to a Prime Rate Loan.

                3.D.3. If, for any reason, any LIBOR Loan is paid prior to the last banking day of its thencurrent Interest Period, the Company agrees to indemnify the Bank against any loss (including any loss on redeployment of the funds repaid), cost or expense incurred by the Bank as a result of such prepayment.

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

           2.11 Replacement of Exhibits A and I1.  Exhibits A and
I1 attached to and made a part of the Agreement are hereby deleted in their entireties and Exhibits A and I1 attached hereto are hereby substituted therefor.

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

      4. CONDITIONS PRECEDENT. This Amendment shall become effective as of the date above first written after receipt by the Bank of the following documents:

                     (a)   This  Amendment duly  executed  by  the
               Company;
                    (b) Replacement Revolving Note in the form of Exhibit A attached hereto duly executed by the Company;
                     (c)   Replacement A Term Note in the form  of
               Exhibit I1 attached hereto duly executed by the Company; and
                      (d)    such  other  documents  as  the  Bank
               reasonably may request.
     5.   GENERAL.
           5.1 Law. This Amendment shall be construed in accor dance with and governed by the laws of the State of Illinois.

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


CFC INTERNATIONAL, INC.                 LASALLE NORTHWEST NATIONAL
BANK

By:          __________________________                        By:
___________________________________
Its:           __________________________                     Its:
___________________________________












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


                                   CFC INTERNATIONAL, INC.
                                   By: ________________________ Its
                                   ________________________
                    REPLACEMENT A TERM NOTE

$1,748,224                                    Dated March 3, 1997
                                              Due:  April 1, 1999

       CFC   INTERNATIONAL,  INC.,  a  Delaware  corporation  (the
Maker), for value received, hereby promises to pay to the order of LaSalle Northwest National Bank, a national banking association (the Bank), the principal sum of ONE MILLION SEVEN HUNDRED FORTY
EIGHT   THOUSAND  TWO  HUNDRED  TWENTY  FOUR  AND  00/100  DOLLARS
($1,748,224), payable in consecutive monthly installments of $9,292 each on a monthly basis, commencing April 1, 1997 and continuing on the first day of each and every month thereafter, with a final installment of the then unpaid principal balance
outstanding   hereunder  on  April  1,   1999.    Said   principal
indebtedness shall bear interest (computed on the basis of a 360 day year) on any and all unpaid principal amounts hereof until maturity, which interest shall be payable monthly on the principal payment dates provided above, at an interest rate equal at all times to onequarter of one percent (1/4%) above the fluctuating Prime Rate of the Bank from time to time; provided, however, that such fluctuating interest rate shall not exceed nine and onehalf of one percent (91/2%) per annum, except that any amount of interest or principal hereof which is not paid when due, whether at stated maturity, by acceleration or otherwise, shall bear interest payable on demand at an interest rate equal at all times to three percent (3%) per annum above the then applicable interest rate hereunder. In no event shall the interest payable hereunder exceed the highest rate permitted by law.

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


                                CFC INTERNATIONAL, INC.
                                                               By:
_______________________________
                                                              Its:
_______________________________



                           Exhibit 11.1

                      CFC INTERNATIONAL, INC.

  STATEMENT RE:  COMPUTATION OF NET INCOME PER SHARE (UNAUDITED)





                                                 Year Ended
                                                  12/31/95

Pro forma net income per share from continuing operations:
Pro forma net income from continuing operations                   $    3,252,076
Pro forma weighted average common shares outstanding:
   Shares attributable to common stock outstanding                     2,800,024
   Shares attributable to Class B common stock outstanding             534,030
   Shares attributable to common stock equivalents outstanding
62,828
   Shares issued to reacquire 21% interest in subsidiary
companies                                                  34,736
                                                  3,431,618
   Pro forma net income per share from continuing operations
0.95


Supplemental pro forma net income per share from continuing
operations:
Pro forma net income from continuing operations                   $    3,252,076
Interest paid on debt to be retired               450,523
   Less tax effect (40%)                             (180,209)
                                                  $3,522,390

Supplemental pro forma weighted average common shares outstanding:

   Shares attributable to common stock outstanding                   2,667,929
   Shares attributable to Class B common stock outstanding           534,030
   Shares attributable to common stock equivalents outstanding
62,828
   Shares issued to reacquire 21% interest in subsidiary
companies                                          34,736
Shares issued through the initial public offering                  1,200,000
                                                  4,499,523

   Supplemental pro forma net income per share from continuing
         operations                               $   0.78





                           Exhibit 21.1

                      CFC INTERNATIONAL, INC. SUBSIDIARIES


     CFC Management, Inc.

     CFC International, Ltd. (U.K.)

     CFC Northern Bank Note Company, LLC






















                           Exhibit 23.1



                CONSENT OF INDEPENDENT ACCOUNTANTS




















We hereby consent to the incorporation by reference in the Registration Statements on Form S8 (No. 3332978 and 33332481) of CFC International, Inc. of our report dated February 6, 1998 appearing on page 22 of this Form 10K. In addition, we hereby consent to the incorporation by reference in the Prospectus constituting part of the Registration Statements on Form S3 (No. 33347719) of CFC International, Inc. of our report dated February 6, 1998 appearing on page 22 of this Form 10K.






Price Waterhouse LLP
Chicago, Illinois
March 25, 1998























                           Exhibit 27.1





                      CFC INTERNATIONAL, INC.
                      FINANCIAL DATA SCHEDULE



                                                 Year Ended
                                                  12/31/97
Cash                                              $1,841,070
Securities                                              0
Accounts receivable                               7,243,516
Allowances                                        (612,000)
Inventory                                         8,631,604
Current assets                                    18,644,673
Property plant and equipment                      26,047,125
Accumulated depreciation                          (10,951,228)
Total Assets                                      $35,498,839

Current liabilities                               $5,651,781
Bonds                                                   0
Preferred  mandatory                                    0
Preferred                                               0
Common                                             47,364
Other SE                                          18,519,962
Total liabilities and equity                      $35,498,839

Sales                                             $42,319,147
Total revenues                                    42,319,147
Cost of goods sold                                26,063,431
Total costs                                       26,063,431
Other expenses                                          0
Loss  provision                                   1,275,000
Interest expense                                  412,920
Income pretax                                     5,428,224
Income taxes                                      2,207,021
Income continuing                                 3,221,203
Discontinued                                            0
Extra ordinary                                          0
Changes                                                 0
Net income                                        3,221,203

Earnings per share  basic                             0.71
Earnings per share  diluted                           0.71