Form 10-Q
period 1998-03-31
CFC INTERNATIONAL INC
filed 1998-05-01
CIK 949859

13
                          UNITED STATES

               SECURITIES AND EXCHANGE

               COMMISSION

                      WASHINGTON, DC 20549

                           FORM 10Q
(Mark One)
       X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF
              THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended March 31, 1998
           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition from

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

               YES  ( X )                    NO  (     )
As  of  April 30, 1998, the Registrant had issued and

outstanding 3,947,438  shares of Common Stock, par value $.01 per share,  and 518,169 shares of Class B Common Stock, par

value $.01 per share.





                     CFC INTERNATIONAL, INC.

                      INDEX TO FORM 10Q









Page
Part I  Financial Information:
  Item 1  Financial Statements
       Consolidated Balance Sheets  March 31, 1998 and
       December 31, 1997
       3
       Consolidated Statements of Income for the three (3)
       months ended March 31, 1998 and March 31, 1997         4
       Consolidated Statements of Cash Flows for the three (3)
months
       ended March 31, 1998 and March 31, 1997               5

       Notes to Consolidated Financial Statements          67

   Item 2  Managements Discussion and Analysis of Financial
Condition and
                Results of Operations                     811

Part II  Other Information:

  Item 6  Exhibits and Reports on Form 8K                   12

  Signatures                                                12

Exhibit Index                                               13





























                            Part I
                 Item 1.  Financial Statements

                     CFC INTERNATIONAL, INC.
                CONSOLIDATED BALANCE SHEETS AT
             MARCH 31, 1998 AND DECEMBER 31, 1997


                                                        March
31, December 31,
                                               1998
1997

(Unaudited)
 ASSETS
 CURRENT ASSETS:
 Cash and cash equivalents                $3,268,670
$1,841,070
 Accounts receivable, less allowance for doubtful accounts of
  $742,000 and
  $612,000 respectively                   6,719,584   6,631,516
 Employee receivable                       144,085    253,928
 Inventories:
  Raw materials                           1,840,231   1,358,258
  Work in process                         1,588,252   1,825,356
  Finished goods                          4,812,450   5,447,990
                                          8,240,933   8,631,604
  Prepaid expenses and other current assets           699,468
644,578
  Deferred income taxes                    641,977    641,977
     Total current assets                 19,714,717  18,644,673
 PROPERTY, PLANT AND
  EQUIPMENT, NET                          15,066,364  15,095,897
 Other assets                             1,721,900         1
  ,758,269

     Total assets                         36,502,981  35,498,839
 LIABILITIES AND STOCKHOLDERS EQUITY
 CURRENT LIABILITIES:
Current portion of longterm debt .....................         $697,914   $
  716,079
 Accounts payable                         3,338,257   3,122,580
     Accrued environmental liability           244,937
                          244,937
 Accrued bonus                             374,350
76,065
 Accrued vacation                          304,152
304,730
     Other accrued expenses and current liabilities       1,368,804
                                1,187,390
     Total current liabilities            6,328,414   5,651,781
     DEFERRED INCOME TAXES                    1,974,942
                          1,974,942
 LONGTERM DEBT                            7,841,543
7,869,419
 MINORITY INTEREST IN CFC APPLIED HOLOGRAPHICS        1,575,295
1,435,371
     Total liabilities                    17,720,194  16,931,513
 STOCKHOLDERS EQUITY:
 Voting Preferred Stock, par value $.01 per share, 750 shares authorized,
  no shares issued and outstanding               _          _

 Common stock, $.01 par value, 10,000,000 shares authorized
  4,220,784
  and 4,218,226 shares issued at March 31, 1998 and December 31,
  1997                                      42,208     42,182
 Class B common stock, $.01 par value, 750,000 shares
  authorized, 518,169
  shares issued and outstanding at March 31, 1998 and December
  31, 1997                                   5,182      5,182
 Additional paidin capital               10,492,304
10,464,985
 Retained earnings                        9,369,442
8,331,850
 Cumulative translation adjustment        (180,298)   (86,160)
                                          19,728,838
18,758,039
 Less 273,346 and 193,837 treasury shares of common stock, at cost
  at March 31, 1998 and December 31, 1997             (946,051)
(190,713)
                                          18,782,787  18,567,326
 CONTINGENCIES                                   _          _

     Total liabilities and stockholders equity        $36,502
  ,981                                  $ 35,498,839


  The accompanying notes are an integral part of the financial statements.

                     CFC INTERNATIONAL, INC.
                CONSOLIDATED STATEMENTS OF INCOME
       FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997




                                         Three Months Ended
March 31,

                                         1998
1997
(Unaudited)

Net sales                              $12,661,137         $
9,810,048
Cost of goods sold                     7,796,135
5,780,563
Gross profit                           4,865,002
4,02
9,485
Marketing and selling expenses         1,358,197
1,066,083
General and administrative expenses    1,114,042
852,662
Research and development expenses      366,247
310,1
10
                                       2,838,486
2,228,855

Operating income                       2,026,516
1,800,630
Other (income) expenses:
  Interest                             165,165
76,442
  Miscellaneous                         19,463
(73,275)
                                       184,628
3,167 Income before income taxes and minority interest
1,841,888                                 1,797,463
Provision for income taxes             664,392
688,096
                                       1,177,496
1,109,367

Minority interest in income of CFC Applied Holographics
(139,904)                              (77,939)
Net Income                             $1,037,592
$
1,031,428


Basic earnings per share               $   0.23        $
0.23

Diluted earnings per share                 $   0.23    $
0.23







  The accompanying notes are an integral part of the
                           financial statements.




                     CFC INTERNATIONAL, INC.
             CONSOLIDATED STATEMENTS OF CASH FLOWS
      FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997


                                             Three Months
Ended March 31,
1998
1997
                                             (Unaudited)

Cash flow from operating activities:
 Net income                            $1,037,592      $1,031
  ,428
   Adjustments to reconcile net income to net cash  provided
      by operating activities:
      Depreciation and amortization    574,893
521,740
      Minority interest in CFC Applied
      Holographics 139,924               77,939
       Changes in assets and liabilities:
       Accounts receivable             (121,285)
       (471,779)
       Inventories
480,852
       (186,848)
       Prepaid expenses and other current assets
       (137,317)                       (90,503)
       Accounts payable                320,773
(37
       6,901)
       Accrued vacation                 (534)
30,169
       Accrued bonus                   298,981
22,610
       Accrued expenses and other current liabilities
       18,372                          291,105
Net cash provided by operating activities
2,612,251
 848,960

Cash flows from investing activities:
Additions to property, plant and equipment            (508,744)
  (387,047)
     Decrease in restricted cash investment              _
512,137
Net cash (used in)/provided by investing activities
 (508,744)                             125,090

Cash flows from financing activities:
 Repayment of term loans               (27,876)
  (2,735)
 Repayment of capital lease            (18,165)
  (17,573)
 Net proceeds and disbursements of loans to employees
  (5,288)                              (20,797)
 Proceeds from issuance of stock       27,345          44,340
 Purchase of treasury stock            (645,495)            _

Net cash (used in)/provided by financing activities
 (669,479)                              3,235

Effect of exchange rate changes on cash and cash equivalents
 (6,428)                               (12,036)
Increase in cash and cash eqivalents    1,427,600
 965,249

Cash and cash equivalents:
 Beginning of period                   1,841,070
  927,703
 End of Period                         $3,268,670           $
 1,892,952




  The accompanying notes are an integral part of the financial statements.







                    CFC INTERNATIONAL, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    MARCH 31, 1998 AND 1997
                          (Unaudited)


Note 1.  Basis of Presentation

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of CFC International, Inc. (the Company) as of March 31, 1998 and December 31, 1997, the results of operations for the three (3) months ended March 31, 1998 and 1997, and statements of cash flows for the three (3) months ended March 31, 1998 and 1997.

The unaudited interim consolidated financial statements included herein have been prepared pursuant to the rules and regulations for reporting on Form 10Q. Accordingly, certain information and footnote disclosures normally accompanying the annual consolidated financial statements have been omitted.
The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Companys latest annual report on Form 10K.

Results for an interim period are not necessarily indicative of results for the entire year and such results are subject to year end adjustments and an independent audit.

Certain prior year amounts have been reclassified to conform to current year presentation.














Note 2.  Adoption of New Accounting Standard



Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 Reporting Comprehensive Income. This statement requires that all items recognized under accounting standards as components of comprehensive
income be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This Statement also requires than an entity classify items of other comprehensive income by their nature in an annual financial statement. For example, other comprehensive income may include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as availableforsale. Annual financial statements for prior periods will be reclassified, as required. The Companys total comprehensive income was as follows:
                                             Three Months Ended
March 31,                                                   1998
1997

 Net earnings                          $1,037,592           $
  1,031,428
 Less:  foreign currency translation adjustment        94,138
  120,880
 Total comprehensive income            $   943,454          $
  910,548


Note 3.  Earnings Per Share

                        March 31, 1998           March 31, 1997
                                        Per
Per
                     Income    Shares   Sha   Income    Shares
Sha
                                        re
re
Basic Earnings Per
Share:
Income available    $1,037,5  4,465,60  $.2  $1,031,4  4,517,43
$.2
to Common           92        8         3    28        5         3
  Stockholders
Effect of Dilutive
Securities:
  Options
exercisable                   7,227                    14,442
  Convertible debt
                    27,000    214,286
Diluted Earnings    $1,064,5  4,687,12  $.2  $1,031,4  4,531,87
$.2
per Share           92        1         3    28        7         3




   Item 2.  MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS




Overview

The Company formulates, manufactures, and sells chemicallycomplex, transferable multilayer coatings for use in many diversified markets such as furniture and building products, pharmaceutical products, transaction cards (including credit cards, debit cards, ATM cards, and access cards), and on holographic authentication seals. The Companys net sales increased from $25.3 million in 1993 to $42.3 million in 1997. During that period, the Company realized sales dollar growth in all of its major product lines. The Companys operating income more than doubled over this fiveyear period, increasing from
$2.8 million, or 11.2% of net sales in 1993 to $6.1 million, or 14.3% of net sales in 1997.

The Company has experienced, and expects to continue experiencing, shifts in the relative sales and growth of its various products over time. The Company believes that such shifts are in the ordinary course of business and are indicative of its focus on specific niche markets. During the period from 1993 to 1997, printed products sales rose from 22.9% to 38.0% of net sales. Pharmaceutical products sales declined from 25.6% in 1993 to 19.1% of net sales in 1997 due to the growth of other product lines. Actual pharmaceutical product sales increased from $6.5 million in 1993 to $8.1 million in 1997, or an increase of 24.9% over that fiveyear period. Security products sales increased from 6.7% in 1993 to 16.0% of net sales in 1997. Holographic products grew from 8.5% in 1993 to 13.4% of net sales in 1997, primarily due to authentication sales and consumer products packaging.
The Companys gross profit reflects all direct product costs and direct labor, quality control, shipping and receiving, maintenance, process engineering, plant management, and a substantial portion of the Companys depreciation expense. Selling, general and administrative expenses are primarily composed of sales representatives salaries and related expenses, commissions to sales representatives, advertising costs, management compensation and corporate audit and legal expense. Research and development expenses include salaries of technical personnel, related depreciation, and experimental materials.


Results of Operations

The following table sets forth, for the periods indicated, certain items from the Companys consolidated financial statements as a percentage of net sales for such period.


                                      Quarter Ended March 31,
                                       1998         1997

  Net sales                             100.0%           100.0%
  Cost of sales                           61.6            58.9
  Gross profit                            38.4            41.1
  Selling, general and administrative       19.5          19.5
  Research and development                  2.9            3.2
  Operating income                        16.0            18.4
  Interest expense and other                  1.5           .1
  Income before taxes and minority interest               14.5
18.3
  Provision for income taxes                5.2            7.0
  Minority interest                         1.1             .8
  Net income                                8.2%          10.5%

Quarter Ended March 31, 1998 Compared to Quarter Ended March
31, 1997

Net sales for the quarter ended March 31, 1998 increased 29.1% to $12.6 million, from $9.8 million for the quarter ended March 31, 1997. Printed product sales increased 15.5% to $4.5 million, from $3.9 million primarily due to an increase in the Companys market share. Pharmaceutical product sales increased 12.1% to $2.3 million, from $2.1 million, primarily due to an increase in Baxter Healthcares European business. Security product (magstripe, signature panels, and tipping products for credit cards) sales increased 160.0% to $2.6 million, from $1.0 million. This increase comes primarily from strong sales of the Companys magstripe product line, and $1.1 million of intaglio printed documents as a result of the Northern Bank Note acquisition in September of 1997. Sales of simulated metal and other pigmented products decreased 6.7% to $1.4 million, from $1.5 million, as CFC exited markets in which it could not derive its historic margins. Holographic product sales increased 30.9% to $1.8 million for the quarter ended March 31, 1998, compared to $1.4 million for the quarter ended March 31, 1997, primarily due to the increased sales to Graphic Packaging for holographic material for a major beverage company.

Gross profit for the quarter ended March 31, 1998 increased
20.7%
to $4.9 million, from $4.0 million for the quarter ended March 31, 1997. The increase in gross profit was attributable to the growth in sales. The gross profit margin for the quarter ended March 31, 1998 decreased to 38.4% from 41.1% for the quarter ended March 31, 1997. This decrease was primarily caused by higher labor costs resulting from the increased overtime required to meet higher sales levels. Although the Company does not fully allocate all costs on a product line basis, the Company believes that its gross profit margin typically is not substantially different for any of its major product categories.

Selling, general, and administrative expenses for the quarter ended March 31, 1998 increased 28.8% to $2.5 million from $1.9 million for the quarter ended March 31, 1997. This increase was primarily due to the additional $400,000 in operating expenses due to the Northern Bank Note acquisition. Selling, general, and administrative expenses for the quarters ended March 31, 1998 and March 31, 1997 was unchanged at 19.5% of net sales.

Research and development expenses for the quarter ended March 31, 1998 increased 18.1% to $366,247 from $310,110 for the quarter ended March 31, 1997. Research and development expenses for the quarter ended March 31, 1998 decreased as a percentage of net sales, to 2.9% from 3.2% for the quarter ended March 31, 1997. This decrease in percentage was primarily due to the increase in net sales.

Operating income for the quarter ended March 31, 1998 increased 12.5% to $2.0 million, from $1.8 million for the quarter ended March 31, 1997. The increase in operating income is primarily due to the increase in net sales. Operating income for the quarter ended March 31, 1998 decreased as a percentage of net sales to 16.0% from 18.4% for the quarter ended March 31, 1997. This decrease is primarily due to a decrease in gross profit as a percentage of net sales, as explained above.

Interest expense for the quarter ended March 31, 1998 increased 116.1% to $165,165, from $76,442 for the quarter ended March 31, 1997. This increase was primarily due to the financing of the Northern Bank Note acquisition, and the cost to finance the new printing press.

Income taxes for the quarter ended March 31, 1998 decreased to $664,000 from $688,000 for the quarter ended March 31, 1997. The provision decreased to 5.2% of sales for the quarter ended March 31, 1998 from 7.0% of sales for the quarter ended March 31, 1997 due to the decrease in operating income as a percentage of sales. The effective rate decreased to 39.0% for the quarter ended March 31, 1998 from 40.0% for the quarter ended March 31, 1997 due to a combination of factors including the source of taxable income and the current assessment of outstanding tax issues.

Net income for the quarter ended March 31, 1998 increased .6% to $1,037,592, from $1,031,428 for the quarter ended March 31, 1997. This increase in net income is primarily due to the increase in operating income.

Liquidity and Capital Resources

Working capital, consisting predominately of inventories and receivables, increased from $13.0 million at December 31, 1997 to $13.4 million at March 31, 1997. This increase was primarily caused by an increase in cash. Cash increased from $1.8 million at December 31, 1997 to $3.3 million at March 31, 1997, primarily due to cash generated by the Companys operations. This increase was offset by a $400,000 decrease in inventory and a $700,000 increase in current liabilities.
During the first quarter of 1998, the Company made no borrowings against the revolving credit agreement maintained with the Companys primary bank. This agreement, which expires April 1, 1999, provides for borrowings of specified percentages of eligible accounts receivable and inventories, with the total not to exceed $4,500,000. The Company believes that the net cash provided by operating activities and amounts available under the revolving credit agreement are sufficient to finance the Companys growth.
Recently Issued Accounting Standards

In June 1997, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information. The statement requires the Company to report financial and descriptive information about its reportable segments, determined using the management approach (i.e., internal management reporting), in interim and yearend financial statements. The statement is effective for
the year ending December 31, 1998.   Interim disclosures are
not required in the year of adoption.

The Company has not yet determined the impact that SFAS No. 131 will have on its financial statements.







                          SIGNATURES





  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 1, 1998.




                                  CFC INTERNATIONAL, INC.
                                  Dennis W. Lakomy
                                      Vice    President,
  Chief Financial Officer,
                                  Secretary, and Treasurer
                                  (Principal Financial Officer)





                                  Jeffrey E. Norby
                                  Controller
                                  (Principal Accounting

                          Officer) EXHIBIT INDEX



EXHIBIT 10.1

Purchase Agreement dated March 1, 1998, between the Company and Baxter Healthcare Corporation.


EXHIBIT 27


Financial Data Schedule