Form 10-Q
period 1998-06-30
CFC INTERNATIONAL INC
filed 1998-08-07
CIK 949859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10Q


(Mark One)
	 X 	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
			For the quarterly period ended June 30, 1998

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

As of July 31, 1998, the Registrant had issued and outstanding 3,952,672 shares of Common Stock, par value $.01 per share, and 518,169 shares of Class B Common Stock, par value $.01 per share.








CFC INTERNATIONAL, INC.

INDEX TO FORM 10Q



	Page

Part I  Financial Information:

	Item 1  Financial Statements

	     Consolidated Balance Sheets  June 30, 1998 and
	     December 31, 1997		3

	     Consolidated Statements of Income for the three (3) months and for the
      six (6) months ended June 30, 1998 and June 30, 1997		4

	     Consolidated Statements of Cash Flows for the six (6) months ended
	     June 30, 1998 and June 30, 1997		5

	     Notes to Consolidated Financial Statements		6


	Item 2  Managements Discussion and Analysis of Financial Condition and
	              Results of Operations		710


Part II  Other Information:

	Signatures		11

	Item 6  Exhibits and Reports on Form 8K		12

Part I
Item 1.  Financial Statements

CFC INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEET AT
JUNE 30, 1998 AND DECEMBER 31, 1997


June 30,

 December 31,

1998

1997

(Unaudited)


ASSETS



CURRENT ASSETS:



Cash and cash equivalents
 $    2,864,281

 $    1,841,070
Accounts receivable, less allowance for doubtful accounts of $572,000 and



    $612,000 respectively
       8,554,311

       6,631,516
Employee receivable
          146,062

          253,928
Inventories:



    Raw materials
       1,644,995

       1,358,258
    Work in process
       1,303,046

       1,825,356
    Finished goods
       5,183,100

       5,447,990

       8,131,141

       8,631,604
Prepaid expenses and other current assets
          314,492

          644,578
Deferred income taxes
          641,977

          641,977
    Total current assets
     20,652,264

     18,644,673
Property, plant and equipment, net
     15,198,545

     15,095,897
Other assets
       1,690,157

       1,758,269
    Total assets
 $  37,540,966

 $  35,498,839




LIABILITIES AND STOCKHOLDERS EQUITY



CURRENT LIABILITIES:



Current portion of longterm debt
 $       791,496

 $       716,079
Accounts payable
       3,000,400

       3,122,580
Accrued environmental liability
          244,937

          244,937
Accrued bonus
          526,149

            76,065
Accrued vacation
          295,263

          304,730
Other accrued expenses and current liabilities
       1,681,417

       1,187,390
   Total current liabilities
       6,539,662

       5,651,781
Deferred income taxes
       1,974,942

       1,974,942
Longterm debt
       7,807,038

       7,869,419
Minority interest in CFC Applied Holographics
       1,526,165

       1,435,371
   Total liabilities
     17,847,807

     16,931,513
STOCKHOLDERS EQUITY:



Voting Preferred Stock, par value $.01 per share, 750 shares authorized,



No shares issued and outstanding



Common stock, $.01 par value, 10,000,000 shares authorized; 4,222,582 and 4,218,226 shares issued at June 30, 1998 and December 31, 1997



    Respectively
            42,226

            42,182
Class B common stock, $.01 par value, 750,000 shares authorized; 518,169 shares issued and outstanding at June 30, 1998 and December 31, 1997 respectively
              5,182

              5,182
Additional paidin capital
     10,511,507

     10,464,985
Retained earnings
     10,349,077

       8,331,850
Cumulative translation adjustment
        (268,782)

          (86,160)

     20,639,210

     18,758,039
Less 273,346 and 193,837 treasury shares of common stock, at cost at June 30, 1998 and December 31, 1997 respectivel
        (946,051)

        (190,713)

     19,693,159

     18,567,326
CONTINGENCIES



Total liabilities and stockholders equity
 $  37,540,966

 $  35,498,839
The accompanying notes are an integral part of the financial statements.



CFC INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS AND SIX MONTHS ENDED
 JUNE 30, 1998 AND 1997, RESPECTIVELY




Three Months Ended June 30,



Six Months Ended June 30,



1998

1997

1998

1997

(Unaudited)

(Unaudited)








Net sales
 $  13,111,110

 $    9,998,497

 $  25,772,247

 $  19,808,545
Cost of goods sold
8,413,292

6,236,758

16,209,427

12,017,321
Gross profit
4,697,818

3,761,739

9,562,820

7,791,224
Marketing and selling expenses
1,307,179

1,052,554

2,665,376

2,271,807
General and administrative expenses
1,227,867

1,146,417

2,341,909

1,845,909
Research and development expenses
396,143

369,222

762,390

679,332

2,931,189

2,568,193

5,769,675

4,797,048
Operating income
1,766,629

1,193,546

3,793,145

2,994,176








Other (income) expenses:







    Interest
172,758

87,906

337,923

164,348
    Miscellaneous
(94,664)

35,791

(75,201)

(37,484)

78,094

123,697

262,722

126,864
Income before income taxes and minority interest
1,688,535

1,069,849

3,530,423

2,867,312
Provision for income taxes
577,712

393,595

1,242,104

1,081,691

1,110,823

676,254

2,288,319

1,785,621








Minority interest expense of CFC Applied Holographics
(131,188)

(9,368)

(271,092)

(87,307)
Net income
 $       979,635

 $       666,886

 $    2,017,227

 $    1,698,314
















Basic earnings
 $             0.21

 $             0.15

 $             0.45

 $             0.38








Diluted earnings per share
 $             0.21

 $             0.15

 $             0.44

 $             0.37


The accompanying notes are an integral part of the financial statements.




CFC INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997 RESPECTIVELY




Six Months Ended June 30,



1998

1997

(Unaudited)


Cash flow from operating activities:



    Net income
 $ 2,017,227

 $ 1,698,314
          Adjustments to reconcile net income to net cash  provided



          by operating activities:



              Depreciation and amortization
       964,585

    1,043,795
              Minority interest in CFC Applied Holographics
         90,794

         87,307
              Changes in assets and liabilities:



                  Accounts receivable
  (2,262,834)

     (330,813)
                  Inventories
       274,318

  (1,610,297)
                  Other current assets
       700,105

     (376,024)
                  Accounts payable
         71,840

       677,063
                  Accrued vacation
         (9,313)


                  Accrued bonus
       453,125

       209,819
                  Accrued expenses and other current liabilities
       386,406

       235,194
Net cash provided by operating activities
 $ 2,686,253

 $ 1,634,358




Cash flows from investing activities:



    Additions to property, plant and equipment
  (1,051,183)

  (2,014,412)
    Decrease in restricted cash investment


    1,344,428
Net cash used in  (provided by) investing activities
  (1,051,183)

     (669,984)




Cash flows from financing activities:



    Repayment of term loans
       (62,381)

       (30,611)
    Repayment of capital lease
         75,417

       (47,452)
    Net proceeds/distribution of employee loans
         (1,706)


    Issuance of stock
         46,566

         83,971
    Distributions to stockholders
     (645,495)


Net cash provided by (used in) financing activities
     (587,599)

           5,909




Effect of exchange rate changes on cash and cash equivalents
       (24,259)

         (6,683)
Increase (decrease) in cash and cash equivalents
    1,023,212

       963,600




Cash and cash equivalents:



Beginning of period
    1,841,070

       927,703
End of Period
 $ 2,864,282

 $ 1,891,303


The accompanying notes are an integral part of the financial statements.




CFC INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1998 AND 1997
(Unaudited)
Note 1.  Basis of Presentation
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 1998 and December 31, 1997, the results of operations for the three (3) months and six (6) months ended June 30, 1998 and 1997, and statements of cash flows for the six (6) months ended June 30, 1998 and 1997. The unaudited interim consolidated financial statements included herein have been prepared pursuant to the rules and regulations for reporting on Form 10Q. Accordingly, certain information and footnote disclosures normally accompanying the annual consolidated financial statements have been omitted. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Companys latest annual report on Form 10K.
Results for an interim period are not necessarily indicative of results for the entire year and such results are subject to yearend adjustments and an independent audit.
Certain prior year amounts have been reclassified to conform to current year presentation.
Note 2.  Adoption of New Accounting Standard
Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 Reporting Comprehensive Income. This statement requires that all items recognized under accounting standards as components of comprehensive income be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This Statement also requires that an entity classify items of other comprehensive income by their nature in an annual financial statement.
For example, other comprehensive income may include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as availableforsale. Annual financial statements for prior periods will be reclassified, as required. The Companys total comprehensive income was as follows:

				  Six Months Ended June 30,
			1998		1997

Net earnings			$2,017,227			$1,698,314
Less:  foreign currency translation adjustment				182,622				35,680
Total comprehensive income			$	1,834,605			$	1,662,634

Note 3.  Earnings Per Share

June 30, 1998
June 30, 1997


Income

Shares
Per
Share

Income

Shares
Per
Share
Basic Earnings Per Share:






Income available to Common
  Stockholders
$2,017,227
4,466,507
$.45
$1,698,314
4,524,355
$.38
Effect of Dilutive Securities:






  Options exercisable

       8,978


     11,292

  Convertible debt
       27,000
   214,286




Diluted Earnings per Share
$2,044,227
4,689,771
$.44
$1,698,314
4,535,647
$.37



Item 2.  MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Overview
The Company formulates, manufactures and sells chemicallycomplex, transferable multilayer coatings for use in many diversified markets such as furniture and building products, pharmaceutical products, transaction cards (including credit cards, debit cards, ATM cards and access cards), and on holographic authentication seals. The Companys net sales increased from $25.3 million in 1993 to $42.3 million in 1997. During that period, the Company realized sales dollar growth in all of its major product lines. The Companys operating income more than doubled over this fiveyear period, increasing from $2.8 million, or 11.2% of net sales in 1993 to $6.1 million, or 14.3% of net sales in 1997.

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

The Companys gross profit reflects all direct product costs and direct labor, quality control, shipping and receiving, maintenance, process engineering, plant management, and a substantial portion of the Companys depreciation expense. Selling, general and administrative expenses are primarily composed of sales representatives salaries and related expenses, commissions to sales representatives, advertising costs, management compensation and corporate audit and legal expense. Research and development expenses include salaries of technical personnel, related depreciation and experimental materials.

Results of Operations

The following table sets forth, for the periods indicated, certain items from the Companys consolidated financial statements as a percentage of net sales for such period.







Quarter ended June 30,



Six Months Ended June 30,




1998

1997

1998

1997


(Unaudited)



(Unaudited)












Net sales
100.0
%
100.0
%
100.0
%
100.0
%
Cost of sales
64.2

62.4

62.9

60.7

Gross profit
35.8

37.6

37.1

39.3

Selling, general and administrative
19.3

22.0

19.4

20.8

Research and development
3.0

3.7

3.0

3.4

Operating income
13.5

11.9

14.7

15.1

Interest expense and other
0.6

1.2

1.0

0.6

Income before taxes and minority interest
12.9

10.7

13.7

14.5

Provision for income taxes
4.4

3.9

4.8

5.5

Minority interest
1.0

0.1

1.1

4.4

Net income
7.5
%
6.7
%
7.8
%
8.6
%





Quarter Ended June 30, 1998 Compared to Quarter Ended June 30, 1997

Net sales for the quarter ended June 30, 1998 increased 31.1% to $13.1 million, from $10.0 million for the quarter ended June 30, 1997. Printed products sales increased 9.0% to $4.5 million, from $4.2 million primarily due to an increase in the Companys market share. Pharmaceutical products sales decreased 1.7% to $2,099,000 million, from $2,135,000 million, primarily due to softness in the Asian market. Security products (magstripe, signature panels, and tipping products for credit cards, and intaglio printed products) sales increased 139.9% to $2.6 million, from $1.1 million. This increase comes primarily from sales increases in intaglio printed documents as a result of the Northern Bank Note acquisition. Sales of simulated metal and other pigmented products decreased 22.1% to $1.1 million, from $1.5 million, as CFC exited markets in which it could not derive its historic margins. Holographic products sales increased 137.2% to $2.7 million for the quarter ended June 30, 1998, compared to $1.1 million for the quarter ended June 30, 1997, primarily due to the increased demand for eyecatching holographic packaging.

Gross profit for the quarter ended June 30, 1998 increased 24.9% to $4.7 million, from $3.8 million for the quarter ended June 30, 1997. The increase in gross profit was attributable to growth in sales noted above, offset by the necessity to subcontract $600,000 of holographic sales, which resulted in a 10% gross margin to meet a customers delivery requirements. To prevent this from reoccurring, the Company has ordered another holographic embosser and anticipates its installation to be completed in the fourth quarter of this year. The gross profit margin for the quarter ended June 30, 1998 decreased to 35.8% from 37.6% for the quarter ended June 30, 1997. Although the Company does not fully allocate all costs on a product line basis, the Company believes that its gross profit margin typically is not substantially different for any of its major product categories except for the above noted subcontracted sales. Selling, general and administrative expenses for the quarter ended June 30, 1998 increased 15.3% to $2,535,000 from $2,199,000 for the quarter ended June 30, 1997. This increase in expenses was primarily due to the Northern Bank Note acquisition in September 1997. Selling, general, and administrative expenses for the quarter ended June 30, 1998 decreased as a percentage of net sales to 19.3% from 22.0% for the quarter ended June 30, 1997. Research and development expenses for the quarter ended June 30, 1998 increased 7.3% to $396,000 from $369,000 for the quarter ended June 30, 1997. This increase in expense was primarily due to an increase in R & D holographic staffing. Research and development expense for the quarter ended June 30, 1998 decreased as a percentage of net sales to 3.0% from 3.7% for the quarter ended June 30, 1997.

Operating income for the quarter ended June 30, 1998 increased 48.0% to $1.8 million, from $1.2 million for the quarter ended June 30, 1997. Operating income for the quarter ended June 30, 1998 increased as a percentage of net sales to 13.5% from 11.9% for the quarter ended June 30, 1997. This increase is primarily due to the increase in gross profit.

Interest expense for the quarter ended June 30, 1998 increased 96.5% to $173,000, from $88,000 for the quarter ended June 30, 1997. This increase was primarily due to the financing of the acquisition of Northern Bank Note.

Income taxes for the quarter ended June 30, 1998 increased to $578,000 from $394,000 for the quarter ended June 30, 1997. This was the result of the increase in operating income.

As a result of the foregoing, net income for the quarter ended June 30, 1998 increased 46.9% to $980,000, from $667,000 for the quarter ended June 30, 1997.


Six months Ended June 30, 1998 Compared to Six months Ended June 30, 1997

Net sales for the six months ended June 30, 1998 increased 30.1% to $25.8 million, from $19.8 million for the six months ended June 30, 1997. Printed product sales increased 12.1% to $9.0 million, from $8.0 million primarily due to an increase in the Companys market share. Pharmaceutical product sales increased 5.1% to $4.4 million from $4.2 million, primarily due to the inventory for a substantial Baxter Healthcare acquisition in Italy during the first quarter of this year. Security product (magnetic stripe, signature panels and tipping products for transaction cards, and intaglio printed documents) sales increased 149.4% to $5.2 million, from $2.1 million. This increase comes primarily from sales of $2.9 million resulting from the Northern Bank Note acquisition in September 1997. Sales of simulated metal and other pigmented products decreased 12.0% to $2.6 million, from $2.9 million, as CFC continues to focus on larger, higher margin accounts in this category. Holographic product sales increased 78.8% to $4.5 million for the six months ended June 30, 1998, compared to $2.5 million for the six months ended June 30, 1997, primarily due to the increased sales to Graphic
Packaging for holographic packaging material for a major beverage company, and other eyecatching holographic packaging applications. Gross profit for the six months ended June 30, 1998 increased 22.7% to $9.6 million, from $7.8 million for the six months ended June 30, 1997. The increase in gross profit was primarily due to the increase in sales. The gross profit margin for the six months ended June 30, 1998 decreased to 37.1% from 39.3% for the six months ended June 30, 1997. This decrease in gross profit as a percentage of net sales was primarily caused by the necessity to subcontract $600,000 of holographic sales, which resulted in a 10% gross margin to meet the customers delivery requirements. To prevent this from reoccurring, the Company has ordered another holographic embosser and anticipates its installation in the fourth quarter of this year. Although the Company does not fully allocate all costs on a product line basis, the Company believes that its gross profit margin typically is not substantially different for any of its major product categories except for the above noted subcontracted sales.

Selling, general and administrative expenses for the six months ended June 30, 1998 increased 21.6% to $5.0 million from $4.1 million for the six months ended June 30, 1997. This increase in expense was primarily due to the Northern Bank Note acquisition. Selling, general and administrative expenses for the six months ended June 30, 1998 decreased as a percentage of net sales to 19.4% from 20.8% for the six months ended June 30, 1997.

Research and development expenses for the six months ended June 30, 1998 increased 12.2% to $762,000 from $679,000 for the six months ended June 30, 1997. This increase in expenses was primarily due to an increase in R & D holographic resources. Research and development expense for the six months ended June 30, 1998 decreased as a percentage of net sales, to 3.0% from 3.4% for the six months ended June 30, 1997.

Operating income for the six months ended June 30, 1998 increased 26.7% to $3.8 million, from $3.0 million for the six months ended June 30, 1997. Operating income for the six months ended June 30, 1998 decreased as a percentage of net sales to 14.7% from 15.1% for the six months ended June 30, 1997. This decrease is primarily due to a decrease in gross profit explained in the foregoing.

Interest expense for the six months ended June 30, 1998 increased 105.6% to $337,000, from $164,000 for the six months ended June 30, 1997. This increase was primarily due to the financing of the Northern Bank Note acquisition.

Income taxes for the six months ended June 30, 1998 increased 14.8% to $1.2 million from $1.1 million for the six months ended June 30, 1997. This was primarily the result of the increase in operating income.


As a result of the foregoing, net income for the six months ended June 30, 1998 increased 18.8% to $2.0 million, from $1.7 million for the six months ended June 30, 1997.

Liquidity and Capital Resources

Working capital, consisting predominately of inventories and receivables, increased from $13.0 million at December 31, 1997 to $14.0 million at June 30, 1998. This increase was primarily caused by a $1,900,000 increase in trade receivables due to growth in the Companys sales, offset by a decrease in inventory of $600,000 primarily due to better utilization. Cash increased from $1.8 million at December 31, 1997 to $2.9 million at June 30, 1998, primarily due to strong cash flow from operating activities.

During the first six months of 1998, the Company made no borrowings against the revolving credit agreement maintained with the Companys primary bank. This agreement, which expires April 1, 1999, provides for unsecured borrowings.
The Company believes that it has sufficient capital resources from funds generated from operations as well as available borrowing facilities to support its future capital needs.






SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 3, 1998.


	CFC INTERNATIONAL, INC.



	Dennis W. Lakomy
	Vice President, Chief Financial Officer,
	Secretary, and Treasurer
	(Principal Financial Officer)





	Jeffrey E. Norby
	Controller
	(Principal Accounting Officer)




CFC INTERNATIONAL, INC.
EXHIBITS


Exhibit
Number	Description of Exhibits

10.1a	Amended and Restated Loan Agreement dated April 1, 1998 between the
Company and LaSalle Bank N.A. (f/k/a LaSalle Bank National Association), as amended (the Agreement), and related documents.

10.1b	Replacement Revolving Note dated April 1, 1998 between the Company and
LaSalle Bank N.A., and related documents.

10.1c	Replacement Term Note dated April 1, 1998 between the Company and LaSalle
Bank N.A., and related documents.

10.1d	Fifth Amendment to Mortgage and Assignment of Rents and Leases dated
April 1, 1998 between the Company and LaSalle Bank N.A. (f/k/a LaSalle Northwest National Bank), and related documents.

10.1e	Second Amendment to Amended and Restated Security Agreement dated April
1,1998 between the Company and LaSalle Bank N.A. (f/k/a LaSalle Northwest National Bank), and related documents.

10.1f	Replacement Revolving Credit Note dated April 1, 1998 between CFC
Applied Holographics and LaSalle Bank N.A.

10.1g	Borrowing Base Letter dated April 1, 1998 between CFC CFC Applied
Holographics and LaSalle Bank N.A.

10.1h	Amended and Restated Loan Agreement dated April 1, 1998 between CFC
Applied Holographics and LaSalle Bank N.A. (a/k/a LaSalle Bank National Association), as amended (the Agreement), and related documents.

10.1i	First Amendment to Security Agreement dated April 1, 1998 between CFC
Applied Holographics and LaSalle Bank N.A. (f/k/a LaSalle Northwest National
Bank), as amended (the Amendment), and related documents.

10.1j	Reaffirmation of Guaranty dated April 1, 1998 between CFC Applied
Holographics and LaSalle Northwest National Bank (n/k/a LaSalle Bank N.A.), as amended (the Credit Agreement), and related documents.



12

7