Form 10-Q
period 1998-09-30
CFC INTERNATIONAL INC
filed 1998-11-10
CIK 949859

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-Q


(Mark One)
               X QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1998

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

         Registrant's telephone number, including
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

                           YES  ( X )                     NO  (     )

As of October 31, 1998, the Registrant had issued and outstanding 3,953,123 shares of Common Stock, par value $.01 per share, and 518,169 shares of Class B Common Stock, par value $.01 per share.






                             CFC INTERNATIONAL, INC.

                               INDEX TO FORM 10-Q



                                                                      Page
                                                                      ----

Part I - Financial Information:

     Item 1 - Financial Statements

          Consolidated Balance Sheets - September 30, 1998
           and December 31, 1997..................................      3

          Consolidated Statements of Income for the three (3)
          months and for the nine (9) months ended
          September 30, 1998 and September 30, 1997...............      4

          Consolidated Statements of Cash Flows for the nine
          (9) months ended September 30, 1998 and
          September 30, 1997......................................      5

          Notes to Consolidated Financial Statements..............      6


     Item 2 - Management's Discussion and Analysis of
     Financial Condition and Results of Operations................   7-10


Part II - Other Information:

     Signatures...................................................     11






                                     Part I
                          Item 1. Financial Statements

                             CFC INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEET AT
                    SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

                                                   September 30,  December 31,
                                                       1998           1997
                                                       ----           ----
                                                    (Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents ......................   $  3,271,124    $  1,841,070
Accounts receivable, less allowance for doubtful
  accounts of $567,000 and $612,000 respectively      8,699,098       6,631,516
Employee receivable ............................        142,141         253,928
Inventories:
    Raw materials ..............................      1,536,785       1,358,258
    Work in process ............................      1,137,220       1,825,356
    Finished goods .............................      5,273,020       5,447,990
                                                   ------------    ------------
                                                      7,947,025       8,631,604
Prepaid expenses and other current assets ......        765,352         644,578
Deferred income taxes ..........................        641,977         641,977
                                                   ------------    ------------
    Total current assets .......................     21,466,717      18,644,673
                                                   ------------    ------------
Property, plant and equipment, net .............     15,371,077      15,095,897
Other assets ...................................      1,653,789       1,758,269
                                                   ------------    ------------
    Total assets ...............................   $ 38,491,583    $ 35,498,839
                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt ..............   $    660,361    $    716,079
Accounts payable ...............................      2,721,154       3,122,580
Accrued environmental liability ................        244,937         244,937
Accrued bonus ..................................        639,360          76,065
Accrued vacation ...............................        250,555         304,730
Other accrued expenses and current liabilities .      2,230,901       1,187,390
                                                   ------------    ------------
   Total current liabilities ...................      6,747,268       5,651,781
                                                   ------------    ------------
Deferred income taxes ..........................      1,974,942       1,974,942
Long-term debt .................................      7,648,311       7,869,419
Minority interest in CFC Applied Holographics ..      1,526,165       1,435,371
                                                   ------------    ------------
   Total liabilities ...........................     17,896,686      16,931,513
                                                   ------------    ------------
STOCKHOLDERS' EQUITY:
Voting Preferred Stock, par value
  $.01 per share, 750 shares authorized,
  No shares issued and outstanding .............           --              --
Common stock, $.01 par value, 10,000,000
  shares authorized; 4,224,350 and 4,218,226
  shares issued at September 30, 1998
  and December 31, 1997, respectively ..........         42,243          42,182
Class B common stock, $.01 par value,
  750,000 shares authorized; 518,169
  shares issued and outstanding at
  September 30, 1998 and December 31, 1997,
  respectively .................................          5,182           5,182
Additional paid-in capital .....................     10,530,389      10,464,985
Retained earnings ..............................     11,179,986       8,331,850
Cumulative translation adjustment ..............       (216,852)        (86,160)
                                                   ------------    ------------
                                                     21,540,948      18,758,039
Less 273,346 and 193,837 treasury shares
  of common stock, at cost at
  September 30, 1998 and December 31, 1997
  respectively .................................       (946,051)       (190,713)
                                                   ------------    ------------
                                                     20,594,897      18,567,326
CONTINGENCIES
Total liabilities and stockholders' equity .....   $ 38,491,583    $ 35,498,839
                                                   ============    ============


                 The accompanying notes are an integral part of
                           the financial statements.







                             CFC INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                   FOR THE THREE MONTHS AND NINE MONTHS ENDED
                    SEPTEMBER 30, 1998 AND 1997, RESPECTIVELY



                        Three Months Ended Sept. 30, Nine Months Ended Sept. 30,
                              1998           1997         1998          1997
                              ----           ----         ----          ----
                         (Unaudited)                   (Unaudited)

Net sales ..............  $ 12,463,874  $ 10,926,765  $ 38,236,121 $ 30,735,310
Cost of goods sold .....     7,825,132     6,766,936    24,034,559   18,794,389
                          ------------  ------------  ------------ ------------
Gross profit ...........     4,638,742     4,159,829    14,201,562   11,940,921
                          ------------  ------------  ------------ ------------
Marketing and selling
  expenses .............     1,313,603     1,152,144     3,978,979    3,423,951
General and
  administrative
  expenses .............     1,212,238     1,006,631     3,554,147    2,852,540
Research and
  development
  expenses .............       433,221       332,886     1,195,611    1,002,086
                          ------------  ------------  ------------ ------------
                             2,959,062     2,491,661     8,728,737    7,278,577
                          ------------  ------------  ------------ ------------
Operating income .......     1,679,680     1,668,168     5,472,825    4,662,344

Other (income) expenses:
    Interest ...........       143,885       125,389       481,808      289,737
    Miscellaneous ......       114,401         8,380        39,200      (29,104)
                          ------------  ------------  ------------ ------------
                               258,286       133,769       521,008      260,633
                          ------------  ------------  ------------ ------------
Income before income
  taxes and minority
  interest .............     1,421,394     1,534,399     4,951,817    4,401,711
Provision for income
  taxes ................       501,586       601,308     1,743,690    1,682,999
                          ------------  ------------  ------------ ------------
                               919,808       933,091     3,208,127    2,718,712

Minority interest
  expense of CFC
  Applied Holographics .        88,899       102,530       359,991      189,837
                          ------------  ------------  ------------ ------------
Net income .............  $    830,909  $    830,561  $  2,848,136 $  2,528,875


Basic earnings .........  $       0.19  $       0.18  $       0.64 $       0.56

Diluted earnings per
  share ................  $       0.18  $       0.18  $       0.62 $       0.53



                 The accompanying notes are an integral part of
                           the financial statements.








                             CFC INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE NINE MONTHS ENDED
                    SEPTEMBER 30, 1998 AND 1997 RESPECTIVELY



                                                     Nine Months Ended
                                                       September 30,
                                                ----------------------------
                                                     1998        1997
                                                     ----        ----
                                                  (Unaudited)
Cash flow from operating activities:
  Net income ..................................  $ 2,848,136   $ 2,528,875
    Adjustments  to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization ..........    1,399,377     1,516,105
       Minority interest in CFC Applied
        Holographics ..........................       90,794       189,837
       Changes in assets and liabilities:
         Accounts receivable ..................   (2,844,534)   (1,140,654)
         Inventories ..........................      320,863    (1,477,942)
         Other current assets .................      803,815      (282,344)
         Accounts payable .....................      312,265       195,149
         Accrued vacation .....................      (54,026)       47,395
         Accrued bonus ........................      566,766       229,071
         Accrued expenses and other current
          liabilities .........................      596,354       453,341
                                                 -----------   -----------
Net cash provided by operating activities .....  $ 4,039,810   $ 2,258,833
                                                 -----------   -----------

Cash flows from investing activities:
  Additions to property, plant and
   equipment ..................................   (1,723,991)   (2,792,870)
  Decrease in restricted cash investment
                                                        --       1,510,827
  Cash paid for acquired business .............         --      (1,758,327)
                                                 -----------   -----------
Net cash used in (provided by)
  investing activities ........................   (1,723,991)   (3,040,370)
                                                 -----------   -----------

Cash flows from financing activities:
  Proceeds from revolving credit
   agreement ..................................         --       2,540,719
  Proceeds from term loan .....................         --        (437,676)
  Repayment of term loans .....................     (221,108)      (58,487)
    Repayment of capital lease ................      (55,718)      (66,491)
    Net proceeds/distribution of employee
      loans ...................................         (891)         --
    Issuance of stock .........................       65,465       119,367
    Distributions to stockholders .............     (645,495)         --
                                                 -----------   -----------
Net cash provided by (used in)
  financing activities ........................     (857,747)    2,097,432
                                                 -----------   -----------

Effect of exchange rate changes on
  cash and cash equivalents ...................      (28,018)       (3,146)
                                                 -----------   -----------
Increase (decrease) in cash and
  cash equivalents ............................    1,430,054     1,312,749

Cash and cash equivalents:
Beginning of period ...........................    1,841,070       927,703
                                                 ===========   ===========
End of Period .................................    3,271,124     2,240,452
                                                 ===========   ===========


                 The accompanying notes are an integral part of
                           the financial statements.






                             CFC INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)

Note 1.  Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 1998 and December 31, 1997, the results of operations for the three (3) months and nine (9) months ended September 30, 1998 and 1997, and statements of cash flows for the nine (9) months ended September 30, 1998 and 1997.

The unaudited interim consolidated financial statements included herein have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures normally accompanying the annual consolidated financial statements have been omitted. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

Results for an interim period are not necessarily indicative of results for the entire year and such results are subject to year-end adjustments and an independent audit.

Certain prior year amounts have been reclassified to conform to current year presentation.

Note 2.  Adoption of New Accounting Standard

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income." This statement requires that all items recognized under accounting standards as components of comprehensive income be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This Statement also requires that an entity classify items of other comprehensive income by their nature in an annual financial statement. For example, other comprehensive income may include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. Annual financial statements for prior periods will be reclassified, as required. The Company's total comprehensive income was as follows:
                                                    Nine Months Ended Sept. 30,
                                                    ---------------------------
                                                        1998           1997
                                                        ----           ----
Net earnings.......................................... $2,848,136   $2,528,875
Less:  foreign currency translation adjustment........    130,692      129,881
Total comprehensive income............................ $2,717,444   $2,398,994

Note 3.  Earnings Per Share
                               September 30, 1998       September 30, 1997
                               ------------------       ------------------
                                                Per                         Per
                             Income   Shares   Share   Income    Shares    Share
Basic Earnings Per Share:
Income available to
 Common Stockholders...... $2,848,136 4,467,396 $.64 $2,528,875  4,533,532  $.56
Effect of Dilutive
 Securities:
  Options exercisable.....                5,574                      4,392
  Convertible debt........     80,090   208,035           9,000    214,286
Diluted Earnings
  per Share............... $2,928,226 4,681,005 $.62 $2,537,875  4,752,210  $.53




            Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Overview
--------

The Company formulates, manufactures and sells chemically-complex, transferable multi-layer coatings for use in many diversified markets, such as furniture and building products, pharmaceutical products, transaction cards (including credit cards, debit cards, ATM cards and access cards), and on holographic packaging, authentication seals and security documents. The Company's net sales increased from $25.3 million in 1993 to $42.3 million in 1997. During that period, the Company realized sales dollar growth in all of its major product lines. The Company's operating income more than doubled over this five-year period, increasing from $2.8 million, or 11.2% of net sales in 1993 to $6.1 million, or 14.3% of net sales in 1997.

The Company has experienced, and expects to continue experiencing, shifts in the relative sales and growth of its various products over time. The Company believes that such shifts are in the ordinary course of business and are indicative of its focus on specific niche markets. During the period from 1993 to 1997, printed products sales rose from 22.9% to 38.0% of net sales. Pharmaceutical products sales declined from 25.6% in 1993 to 19.1% of net sales in 1997 due to the growth of other product lines. Actual pharmaceutical product sales increased from $6.5 million in 1993 to $8.1 million in 1997, or an increase of 24.6% over that five-year period. Security products sales increased from 6.7% in 1993 to 16.0% of net sales in 1997. Holographic products grew from 8.5% in 1993 to 13.4% of net sales in 1997, primarily due to authentication sales and consumer products packaging.

The Company's gross profit reflects all direct product costs and direct labor, quality control, shipping and receiving, maintenance, process engineering, plant management, and a substantial portion of the Company's depreciation expense. Selling, general and administrative expenses are primarily composed of sales representatives' salaries and related expenses, commissions to sales representatives, advertising costs, management compensation and corporate audit and legal expense. Research and development expenses include salaries of technical personnel, related depreciation and experimental materials.

Results of Operations
---------------------

The following table sets forth, for the periods indicated, certain items from the Company's consolidated financial statements as a percentage of net sales for such period.

                             Quarter ended Sept.30,   Nine Months Ended Sept.30,
                                    1998    1997            1998     1997
                                   ----     ----            ----     ----
                                (Unaudited)              (Unaudited)

Net sales ......................    100.0%  100.0%          100.0%  100.0%
Cost of sales ..................     62.8    61.9            62.9    61.1
Gross profit ...................     37.2    38.1            37.1    38.9
Selling, general and
  administrative ...............     20.2    19.8            19.7    20.4
Research and development .......      3.5     3.0             3.1     3.3
Operating income ...............     13.5    15.3            14.3    15.2
Interest expense and other .....      2.1     1.3             1.4     0.9
Income before taxes and minority
  interest .....................     11.4    14.0            12.9    14.3
Provision for income taxes .....      4.0     5.5             4.6     5.5
Minority interest ..............      0.7     0.9             0.9     0.6
Net income .....................      6.7%    7.6%            7.4%    8.2%






Quarter Ended September 30, 1998 Compared to Quarter Ended September 30, 1997
-----------------------------------------------------------------------------

Net sales for the quarter ended September 30, 1998 increased 14.1% to $12.5 million, from $10.9 million for the quarter ended September 30, 1997. Printed products sales increased 14.1% to $4.5 million, from $4.0 million primarily due to an increase in the Company's market share. Pharmaceutical products sales increased 11.7% to $2.3 million, from $2.1 million, primarily due to increased penetration in the European market. Security products (magstripe, signature panels, and tipping products for credit cards and intaglio-printed products) sales increased 37.3% to $2.5 million, from $1.8 million. This increase comes primarily from sales increases in intaglio printed documents as a result of the acquisition of Northern Bank Note Company ("Northern Bank Note") in September 1997. Sales of simulated metal and other pigmented products decreased 23.2% to $1.1 million, from $1.4 million, as CFC exited markets in which it could not derive its historic margins. Holographic products sales increased 20.9% to $2.0 million for the quarter ended September 30, 1998, compared to $1.7 million for the quarter ended September 30, 1997, primarily due to the increased demand for eye-catching holographic packaging.

Gross profit for the quarter ended September 30, 1998 increased 11.5% to $4.6 million, from $4.2 million for the quarter ended September 30, 1997. The increase in gross profit was attributable to growth in sales noted above. The gross profit margin for the quarter ended September 30, 1998 decreased to 37.2% from 38.1% for the quarter ended September 30, 1997. This decrease is a result of an increase in holographic packaging jobs, which have a lower margins, compared to holographic security jobs. Although the Company does not fully allocate all costs on a product line basis, the Company believes that its gross profit margin typically is not substantially different for any of its major product categories except for subcontracted holographic sales discussed below.

Selling, general and administrative expenses for the quarter ended September 30, 1998 increased 17.0% to $2.5 million from $2.2 million for the quarter ended September 30, 1997. This increase in expenses was primarily due to the Northern Bank Note acquisition completed in September 1997. Selling, general and administrative expenses for the quarter ended September 30, 1998 increased as a percentage of net sales to 20.2% from 19.8% for the quarter ended September 30, 1997, also due to the Northern Bank Note acquisition. This increase in expense was primarily due to Northern Bank Note's sales staff.

Research and development expenses for the quarter ended September 30, 1998 increased 30.1% to $433,000 from $333,000 for the quarter ended September 30, 1997. This increase in expense was primarily due to an increase in R & D, holographic staffing and relocation of the laboratory. Research and development expense for the quarter ended September 30, 1998 increased as a percentage of net sales to 3.5% from 3.0% for the quarter ended September 30, 1997.

Operating income for the quarter ended September 30, 1998 increased 0.7% to $1,680,000, from $1,668,000 for the quarter ended September 30, 1997. Operating income for the quarter ended September 30, 1998 decreased as a percentage of net sales to 13.5% from 15.3% for the quarter ended September 30, 1997. This decrease is primarily due to higher selling, general and administrative expenses.

Interest expense for the quarter ended September 30, 1998 increased 14.8% to $144,000, from $125,000 for the quarter ended September 30, 1997. This increase was primarily due to the financing of the acquisition of Northern Bank Note.

Other expenses for the quarter ended September 30, 1998 increased to $114,000 from $8,000 for the quarter ended September 30, 1997. This increase was the result of relocating the Oxnard design studio.







Income taxes for the quarter ended September 30, 1998 decreased to $502,000 from $601,000 for the quarter ended September 30, 1997. This was the result of the decrease in taxable income.

As a result of the above, net income for the quarter ended September 30, 1998 amounted to $831,909 compared to $831,561 for the quarter ended September 30, 1997.

Nine months Ended September 30, 1998 Compared to Nine months
-------------------------------------------------------------
Ended September 30, 1997
------------------------

Net sales for the nine months ended September 30, 1998 increased 24.4% to $38.2 million, from $30.7 million for the nine months ended September 30, 1997. Printed product sales increased 12.6% to $13.5 million, from $12.0 million primarily due to an increase in the Company's market share. Pharmaceutical product sales increased 7.3% to $6.8 million from $6.3 million, primarily due to the inventory build up for a substantial Baxter Healthcare acquisition in Italy during the first quarter of 1998. Security product (magnetic stripe, signature panels and tipping products for transaction cards, and intaglio-printed documents) sales increased 96.8% to $7.7 million, from $3.9 million. This increase comes primarily from increased sales revenue resulting from the Northern Bank Note acquisition in September 1997. Sales of simulated metal and other pigmented products decreased 15.5% to $3.6 million, from $4.3 million, as CFC continues to focus on larger, higher margin accounts in this category. Holographic product sales increased 55.6% to $6.6 million for the nine months ended September 30, 1998, compared to $4.2 million for the nine months ended September 30, 1997, primarily due to the increased sales of holographic packaging material for a major beverage company and other eye-catching holographic packaging applications.

Gross profit for the nine months ended September 30, 1998 increased 18.9% to $14.2 million, from $11.9 million for the nine months ended September 30, 1997. The increase in gross profit was primarily due to the increase in sales. The gross profit margin for the nine months ended September 30, 1998 decreased to 37.1% from 38.9% for the nine months ended September 30, 1997. This decrease in gross profit as a percentage of net sales was primarily caused by the need to subcontract $600,000 of holographic sales in the second quarter 1998 to meet customer delivery requirements, which resulted in a 10% gross margin. To prevent this from reoccurring, the Company has ordered another holographic embosser and anticipates its installation in the fourth quarter of this year. Although the Company does not fully allocate all costs on a product line basis, the Company believes that its gross profit margin typically is not substantially different for any of its major product categories except for the above noted subcontracted sales.

Selling, general and administrative expenses for the nine months ended September 30, 1998 increased 20.0% to $7.5 million from $6.3 million for the nine months ended September 30, 1997. This increase in expense was primarily due to the Northern Bank Note acquisition. Selling, general and administrative expenses for the nine months ended September 30, 1998 decreased as a percentage of net sales to 19.7% from 20.4% for the nine months ended September 30, 1997 due to the increase in net sales compared to selling, general and administrative expenses.

Research and development expenses for the nine months ended September 30, 1998 increased 19.3% to $1,196,000 from $1,002,000 for the nine months ended
September 30, 1997. This increase in expenses was primarily due to an increase in R&D holographic resources. Research and development expense for the nine months ended September 30, 1998 decreased as a percentage of net sales, to 3.1% from 3.3% for the nine months ended September 30, 1997.










Operating income for the nine months ended September 30, 1998 increased 17.4% to $5.5 million, from $4.7 million for the nine months ended September 30, 1997. Operating income for the nine months ended September 30, 1998 decreased as a percentage of net sales to 14.3% from 15.2% for the nine months ended September 30, 1997. This decrease is primarily due to a decrease in gross profit as a percentage of sales and an increase in selling, general and administrative expenses explained in the foregoing.

Interest expense for the nine months ended September 30, 1998 increased 66.3% to $482,000, from $290,000 for the nine months ended September 30, 1997. This increase was primarily due to the financing of the Northern Bank Note acquisition.

Income taxes for the nine months ended September 30, 1998 increased 3.6% to $1,744,000 from $1,683,000 for the nine months ended September 30, 1997. This was primarily the result of the increase in operating income.

As a result of the foregoing, net income for the nine months ended September 30, 1998 increased 12.6% to $2.8 million, from $2.5 million for the nine months ended September 30, 1997.


Liquidity and Capital Resources
-------------------------------

Working capital, consisting predominately of inventories and receivables, increased from $13.0 million at December 31, 1997 to $14.7 million at September 30, 1998. This increase was primarily caused by a $2.1 million increase in trade receivables due to growth in the Company's sales, offset by a decrease in inventory of $700,000 primarily due to better asset utilization. Cash increased from $1.8 million at December 31, 1997 to $3.3 million at September 30, 1998, primarily due to strong cash flow from operating activities.

During the first nine months of 1998, the Company made no borrowings against the revolving credit agreement maintained with the Company's primary bank. This agreement, which expires April 1, 1999, provides for unsecured borrowings. The Company believes that it has sufficient capital resources from funds generated from operations as well as available borrowing facilities to support its future capital needs.



Year 2000 Readiness
-------------------



The Company has completed the majority of the work required to upgrade its computerized systems for Year 2000 compliance. It is fully expected that all systems will be converted by the end of the first quarter of 1999. The Company expects the total costs of this conversion to be less than $200,000. The Company is in the process of polling all significant suppliers to determine their preparedness for Year 2000. It is expected that this data will be collected and determinations completed by the end of the first quarter of 1999.










                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on November ___, 1998.


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