Form 10-K
period 1998-12-31
CFC INTERNATIONAL INC
filed 1999-03-29
CIK 949859

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                              --------------------

                                    FORM 10-K


[ X  ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934

       For the Fiscal Year Ended December 31, 1998


                                       OR


[     ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934



                         Commission File Number 0-27222
                              --------------------

                             CFC INTERNATIONAL, INC.

             (Exact name of Registrant as specified in its charter)



           Delaware                               36-3434526
(State or other jurisdiction of                  (I.R.S. Employer Identification
 incorporation or organization)                   Number)

         500 STATE STREET, CHICAGO HEIGHTS, ILLINOIS 60411
        (Address of Principal Executive Offices)     (Zip Code)

       Registrant's telephone number, including area code:  (708) 891-3456
                              --------------------

        Securities registered pursuant to Section 12(b) of the Act: None
           Securities registered pursuant to Section 12(g) of the Act:

                               Title of Each Class

                     Common Stock, par value $.01 per share
                              --------------------

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

The  aggregate  market  value  of the  voting  stock of the  registrant  held by stockholders who were not affiliates (as defined by regulations of the Securities and Exchange Commission) of the registrant was approximately $39,096,769 at March 29, 1999 (based on the closing sale price on the Nasdaq National Market on March 29, 1999. At March 19, 1999, the registrant had issued and outstanding an aggregate of 4,009,925 shares of common stock and 518,169 shares of Class B common stock.

                       Documents Incorporated by Reference
Those sections or portions of the registrant's proxy statement for the Annual Meeting of Stockholders to be held in 1999, described in Part III hereof, are incorporated by reference in this report.

                                     PART I

ITEM 1.  BUSINESS

General
-------

CFC International, Inc. ("CFC" or the "Company") formulates, manufactures, and sells chemically-complex, multi-layered functional coatings, which provide superior performance under a wide range of operating conditions. The Company applies its proprietary coatings to rolls of plastic film from which its customers transfer the coatings to their products for protective and informative purposes. The Company produces five primary types of coating products: printed coatings such as simulated wood grains for furniture and manufactured home interiors; pharmaceutical pigmented coatings used as heat transfer printing approved by the FDA for pharmaceutical products such as intravenous solution bags; security products such as magnetic stripes and signature panels for credit cards and intaglio printing for stocks, bonds, and gift certificates; and holographic products such as authentication seals and holographic packaging. The Company utilizes its patented computer-generated dot matrix process to create unique and cost-effective holographic art origination and to produce holograms used principally to certify and protect the authenticity of proprietary products and documents susceptible to counterfeiting or tampering and eye-catching holographic packaging. The fifth product line is other pigmented and simulated metal coatings used on products such as beverage cases and cosmetics. CFC is a leading supplier in many of the worldwide markets it serves.

The Company's coatings are produced by milling pigments, solvents, and resins into proprietary formulations which combine multiple layers of custom inks designed to react with each other to create a composite solid coating that is applied to a plastic film and transferred off on to the customers' products. The coatings are produced with a wide range of physical and chemical characteristics and in a broad array of colors, patterns, and surface finishes which are designed to meet specific customer functional requirements. The Company's research and development capabilities enable it to create products specifically tailored to meet customers' requirements, such as resistance to specific chemicals or abrasion, and to satisfy exacting design criteria, such as sophisticated overt and covert (conspicuous and hidden) holograms and simulated woodgrain and other patterns. By using the Company's products, customers also are able to address many of the problems manufacturers confront in complying with increasingly restrictive environmental laws and regulations because they avoid the use of liquid solvents and adhesives otherwise needed to apply coatings to their products.

A principal market which the Company serves is printed coatings for engineered wood products ("Engineered Board") used to produce ready-to-assemble ("RTA") furniture, kitchen cabinets, manufactured home interiors, value-priced furniture, and picture frames. The Company's coatings are designed to match or improve on the appearance, texture, durability, and scratch, moisture, and stain resistance of natural or painted wood. The Company is one of only two significant suppliers of printed coatings for the Engineered Board market. This market is growing rapidly throughout the world as the environmental problems associated with paints and stains and the cost and environmental consequences of using solid wood are becoming more significant. Sales of products in this market represented approximately 35.8% of the Company's net sales in 1998. See "-- Chemical Coatings -- Printed Products."

Another significant market for the Company's products is heat transfer printing for intravenous solution bags and other medical supplies. The Company's products provide the pharmaceutical industry with a reliable, environmentally-safe method of conveying crucial medical information on surfaces on which printing is difficult. The Company's coatings for this market are used on FDA-approved products and are able to survive the sterilization process without degradation. The Company is one of the most significant suppliers to this stable and growing market and is the sole supplier to Baxter Healthcare Corporation for these products. Sales of products in this market represented approximately 17.5% of the Company's net sales in 1998. See "-- Chemical Coatings -- Pharmaceutical Products."

The Company is also focusing its efforts on the market for security products for transaction cards, which include credit cards, debit cards, identification cards, and ATM cards. The Company manufactures chemically reactive signature panels and multi-coercivity magnetic stripes for transaction cards and other documents and abrasion resistant tipping foils used to highlight the embossed lettering of transaction cards. The Company's coating products are used by customers such as MasterCard, VISA and Diners Club International, to enhance the security and processing speed of transaction cards. The Company also has ability to manufacture intaglio printed documents such as stock certificates, bonds, gift certificates and certificates of authenticity. Sales of products in this market represented approximately 19.7% of the Company's net sales in 1998. See "-- Chemical Coatings -- Security Products."

The Company is one of the leading designers and producers of holograms, which are used to protect and authenticate brand name software and merchandise, transportation and event tickets, and other similar applications requiring protection against unauthorized copying or counterfeiting. The Company also provides eye-catching holographic packaging to major consumer product manufacturers. CFC, together with its previous joint venture partner, is one of only a few companies worldwide with the ability to serve all stages of the holographic production process, from design to manufacturing, and is a supplier to Intel Corporation ("Intel") of holograms used to authenticate Intel products. Sales of products in this market represented approximately 17.4% of the Company's net sales in 1998. See "-- Holographic Products."

The Company also serves a variety of other consumer and industrial markets, which take advantage of the special functional capabilities of the Company's coatings. These markets include the automobile battery and cosmetics markets, which require acid and solvent resistant markings, and the consumer electronics and appliances markets, which require special surface durability and resistance to ultra-violet light degradation. Sales of products in this market represented approximately 9.6% of the Company's net sales in 1998. See "-- Other Pigmented and Simulated Products."

CFC's products are sold to more than 5,000 customers worldwide. The Company generated approximately 29.6% of its 1998 revenues from sales outside of the United States and has sales, warehousing, and finishing operations in the United Kingdom and Japan. The Company's margins and operating income result from the Company's proprietary technologies and from the Company's focus on quality, which is exemplified by the Company's investment during the past three years of more than $9.2 million in new equipment. The Company received the International Standards Organization ("ISO") 9001 registration in June 1995, which provides assurance to the Company's customers that the Company's quality systems are consistently capable of providing products that meet the customers'
requirements. The Company has demonstrated its commitment to quality by providing zero-defect products to its largest single customer, Baxter Healthcare Corporation ("Baxter"), since successful institution by the Company in 1989 of the Phillip Crosby Total Quality Management ("TQM") Program. See "-- Manufacturing and Production."

The Company's executive offices are located at 500 State Street, Chicago Heights, Illinois 60411 and its telephone number is (708) 891-3456. References in this report to the Company mean the Company and its consolidated subsidiaries, unless the context requires otherwise.

Business Strategy
-----------------

The Company plans to continue its "Growth Performance Program." The objectives of this program are to obtain a leading worldwide share in its markets, to be the lowest cost producer, to continually improve efficiencies and quality, and to deliver products that meet customers' requirements. The Company seeks to attain these goals and to increase its worldwide sales and profitability through a strategy based on the following key elements:

Globalization. Because the Company's existing and potential customers have expanded the geographic markets in which they manufacture and sell their products, management of the Company is increasing its focus on the international demand for the Company's products. Accordingly, the Company intends to increase its worldwide sales distribution and manufacturing capabilities, including through alliances with foreign manufacturing organizations, in order to benefit from the increasing globalization of the markets for the Company's products. In December 1998, the Company signed a Letter of Intent to purchase Oeserwerk KG, a specialty chemical coatings manufacturer based in Goppingen, Germany.

Low-Cost Producer. The Company plans to maintain and enhance its position as a low-cost producer of transferable coatings by reducing and limiting its manufacturing costs and by increasing the efficiency of the Company's operations. In this regard, the Company has an Employee Gain-Sharing Program whereby employees are paid a portion of the annual cost savings that the Company realizes. The Company also continually modifies its manufacturing processes and equipment to utilize more efficiently the Company's production facilities and limit waste. In 1998, the Company installed a second 60" wide state-of-the-art embossing machine, which doubles its holographic capability.

Quality Products. One of the Company's goals is to become a preferred supplier for all of its customers, and management of the Company believes that maintaining the highest levels in product and service quality are integral to the achievement of that goal. The Company strives to provide its customers with zero-defect products. In addition, the Company has obtained ISO 9001 registration from an approved ISO 9001 accreditation firm which permits the Company to offer certification programs to its customers, thereby eliminating the need for the customers to make incoming inspections of the Company's products. The Company launched a revised quality management program in 1998 utilizing the services of Mr. Tim DeBord affiliated with Northern Illinois University.

Development of New Technology. Management of the Company believes that a major factor contributing to the Company's growth has been continued investment in research and development. Continued development of new products and processes will be critical to keep abreast of the technology-driven changes in the needs of the Company's customers and to maintain a competitive advantage over the Company's competitors. The Company's Research and Development department has contributed to the development of formulae, proprietary know-how, modifications to existing equipment, and specifications for both new equipment and new raw materials. Tangible results have included improved ease of coating application, abrasion resistance, functionality and the expansion of the market for the Company's holographic products. The recent development of FLEXRITE(TM) for printed products allows our customers using engineered board to produce more ornate products that are more competitive to real wood products.


Overview of Products
--------------------

The Company's principal product types include the following:

o Printed Products include specialized functional coatings used primarily as an alternative to painting or using liquid laminates on wood substitutes and plastics. The most important markets for these products include engineered board products used in the RTA furniture market, kitchen and bath cabinets, factory-constructed housing interiors, value-priced furniture, window trim and moldings, picture frames, and the consumer electronics, automotive, and appliance markets. FLEXRITE(TM), our new value-added coating, wraps around profiled edges of medium-density fiberboard applications such as panel doors, and helps round out our offering to the furniture market. Its finish is comparable to wood, and it is less expensive and easier to apply than vinyl products, which saves our customers significant labor costs.

o Pharmaceutical Products consist of specialized functional coatings for heat transfer printing on pharmaceutical products, such as intravenous solution bags, syringes, and other uses requiring non-toxic ingredients, adhesion during the sterilization process, and FDA approval.

o Security Products include tamper-evident signature panels and abrasion resistant tipping foils for transaction cards, as well as specialized multi-coercivity magnetic stripe products applied to both plastic transaction cards and disposable fibrous substrates, such as driver's licenses, student identification cards, airline tickets, mass-transit tickets, and telephone debit cards. This product line also includes intaglio printing used on documents such as stock certificates, bonds, gift certificates and certificates of authenticity.

o Holographic Products include the Company's high-technology holograms used as security markings on products such as software packages and merchandise, transportation and event tickets, and other products susceptible to counterfeiting or tampering, as well as holographic images for packaging and other visual markets. The Company also has a patented, computer-generated dot-matrix process which produces minute juxtaposed holographic gratings resulting in a composite image with up to 60,000 individual holograms per square inch and which can include overt and covert data.

o Other Pigmented and Simulated Metal Products. Other Pigmented Products include automobile batteries, cosmetics containers, industrial signage, and other markets requiring a particularly durable specialized functional coating. Simulated Metal Products include bright-simulated metal and reflective coatings used in the appliance, automotive, and cosmetic markets. Most of these coatings are produced with a state-of-the-art ultra-violet curing process, which results in higher abrasion and chemical resistance.


Markets
-------

The following table summarizes the Company's principal markets and product applications:

------------- --------------------- ----------------- -------- ----------------
                                                       % of          Key
                                        Selected        CFC        Product
   Market         Application          Customers       Sales      Features
                                                       1998
------------- --------------------- ----------------- -------- ----------------
Printed       RTA furniture         Sauder             35.8     - Large
Products      (bedroom,             Woodworking,                  library of
(Engineered   office,               Hart Furniture,               patterns
Board,        entertainment         LEA Industries,             - Superior
building      centers),             Charleswood,                  lead
products,     promotional           Cana, Inc.,                   times
consumer      furniture (hotel      National                    - Scratch/mar
electronics,  and office),          Picture                       resistant
home          cabinets,             and Frame,                    finishes
decorating,   manufactured          Dallas                        (Armorite
trophies/     home interiors,       Woodcrafters,                  Plus(TM))
awards)       picture frames,       Ditta Manetti               - Match to any
              award plaques,        Italy), Ashley                pattern or
              trophy bases          Furniture,                    color
                                    Progressive                 - FLEXRITE(TM)
                                    Furniture

------------- --------------------- ----------------- -------- ----------------
PharmaceuticalIntravenous           Baxter             17.5     - Used on FDA
Products      solution              Healthcare,                   approved
              bags, drainage        Abbott Labs,                  products
              bags,                 Sherwood Davise             - Passes
              renal bags,           & Geck, B.                    stringent
              syringes,             Braun                         sterilization
              pipettes, tubing      Medical, C.R.                 process
                                    Bard,                       - Does not
                                    Fresenius,                    offset
                                    Bieffe Medital


------------- --------------------- ----------------- -------- ----------------
Security      Magnetic stripes,     Visa,              19.7     - High
Products      signature panels,     MasterCard,                   coercivity
(transaction  and tipping foils     Diners Club,                  magnetic
cards,        for credit cards,     Discover Card,                stripe
identificationdebit cards,          Eurocard,                     is durable
cards)        ATM cards,            American                      (exceeds
              access cards,         Express, Sears,               life of
              driver's licenses,    Novice, Wendys                card)
              passports, intaglio                               - Reliable,
              printed security                                    few
              documents                                           errors
                                                                - Signature
                                                                  panels
                                                                  are tamper
                                                                  evident
                                                                - Intaglio
                                                                  printed
                                                                  stocks,
                                                                  bonds
                                                                  and gift
                                                                  certificates

------------- --------------------- ----------------- -------- ----------------
Holographic   Authentication        Intel, 3M, JBL,    17.4    - Fully
Products      seals, trophies,      Coors Brewing                integrated
(product      point-of-purchase     Co.,                         manufacturing
authenticationpackaging,            AquaFresh,                   process
high-end      security labels       Colgate, Crest,            - Authenticates
eye-catching                        Arm & Hammer                 products
packaging)                                                     - Patented dot
                                                                 matrix

------------- --------------------- ----------------- -------- ----------------
Other         Beverage cases,       Rubbermaid,         9.6   - Scratch/mar
Pigmented     industrial safety     Delco,                      resistant
and           signs, battery        Johnson                   - Chemical
Simulated     cases, vent caps,     Controls,                   resistant
Metal         spark plugs,          Mattel,                   - Low-cost
Products      dashboard inserts,    Revlon,                     alternative
(injection    tail lenses,          AC Rochester,             - Variety of
molded        toys, cosmetic        Gillette, Bic               colors
and           containers                                      - Non-toxic
extruded
plastics)

------------- --------------------- ----------------- -------- ----------------


Chemical Coatings
-----------------

The manufacture of the Company's chemical functional coatings is a multi-step process that involves pigments, solvents, and resins which are blended into one of more than 2,500 proprietary formulations. The first step in production is the application of a release agent to a roll of plastic film carrier. The release agent allows the coating to separate from the plastic film carrier during the application of the coating by the customer to the customer's product. The plastic film carrier is then deposited with either pigments or dyes to achieve the desired color, pattern, and physical characteristics. These characteristics include resistance to general abrasion, ultra-violet light exposure, contact with alcohol, exposure to solvents and reactive household chemicals, contact with acids, size of area to which the coating is applied, overstamping and adhesion characteristics, and the surface to which the specialty coating is applied. The number and type of coatings required are determined by the functional and visual requirements of the product. Woodgrain products undergo a more extensive manufacturing process because of the intricacies involved in aligning the patterns to create a design during the coating process. Plated and simulated metal coatings require additional treatment in a vacuum deposition chamber, in which a microscopically thin coating of aluminum is deposited on the coating to give it its reflective and bright metallic appearance.

Printed Products
----------------

The Company's printed coatings are featured on numerous consumer products manufactured by companies such as Ashley, Cana, Ditta Manetti (Italy), Hart, and Sauder. These products represented approximately 39.3%, 38.0% and 35.8% of the Company's net sales in the three years ended December 31, 1996, 1997, and 1998 respectively. Printed Products include Engineered Board coatings for RTA and promotional furniture, picture frames, manufactured housing, and window treatments.

Engineered Board Coatings. Engineered Board coatings are functional and simulated patterned coatings including woodgrains, marbles, and granites used to coat particleboard and medium density fiberboard. A broad range of global consumer markets utilize engineered wood for RTA furniture and other products like trophies, awards, and plaques. RTA furniture is designed to provide an inexpensive alternative to traditional furniture and is a market which has experienced especially strong growth in recent years. It is shipped unassembled from the factory to the store and is either assembled at the store before purchase or later by the consumer. RTA furniture products include home entertainment centers, home theater systems, TV and VCR stands, bookcases, and furniture designed to hold home-office equipment. The Company is introducing a new product, FLEXRITE for paneled cabinet doors and products with profiled, rounded edges.

The Company's proprietary product Armorite Plus(TM) is an innovative coating technology used in certain of the Company's printed products that provides exceptional scratch and mar resistance while allowing the customer greater manufacturing efficiency by increasing application speeds. In addition, Armorite Plus(TM) has provided customers with cost savings due to a reduction in handling and shipping damage to their products.

Plastic Substrate Coatings. Plastic substrate coatings manufactured by the Company are used for similar visual and functional purposes as its Engineered Board coatings and are used on appliances, windows, doors, vinyl sidings, specialty window coatings and picture frames.

The fastest growing market for plastic substrate coatings is the plastic building products market, which uses plastics for windows, doors, and vinyl siding. Plastics can be more cost effective than wood, especially in Asia and Europe, and plastic exterior building products do not shrink or warp to the degree that wood does and they are not susceptible to insect damage. The two principle challenges facing coatings for the plastic building products industry are fade resistance and adequate adhesion. CFC utilizes an erosion resistant polyvinylidene fluoride polymer ("PVFP") system to produce one of the most fade resistant coatings used in the industry. The PVFP system also produces flexible coatings, which allows for vacuum forming on plastics or post-forming on metal treated surfaces without visible cracking of the coating. CFC has also developed unique adhesion characteristics, which have improved acceptance of this coating in the marketplace.

Argents are a substitute for paint that is most recognizable as the metallic black coating on many consumer electronics and the grillwork on automobiles. Although this market is expanding worldwide, many of the Company's customers have moved their manufacturing operations of these products offshore. The Company intends to take advantage of this trend by distributing these products globally.

Specialty window treatment coatings simulate the appearance of fabric rather than wood or plastic. CFC offers a wide variety of solid pigmented coatings and printed patterns used by manufacturers of window treatments. Use of the Company's products allows the application of the specialty coating to be made at the site of the plastic extrusion process, thereby reducing the manufacture of specialty blinds from a multi-location process to a one-step process. Use of the Company's coatings also allows the manufacturers of window treatments to run their production equipment at higher speeds and without the use of solvent-based paints.


Pharmaceutical Products
-----------------------

A significant portion of the Company's pigmented coatings are designed for use on pharmaceutical products. Pigmented coatings used in the pharmaceutical industry must meet rigid quality specifications, including use of non-toxic ingredients, adhesion during the sterilization process, and FDA approval. The Company's attention to exacting standards, technology, industry expertise, dedication to research and development, and quality assurance commitment has ensured its position as the market leader of transferable pharmaceutical coatings.

Typical applications for pharmaceutical coatings include intravenous solution bags, blood bags, renal bags, drainage bags, tubing and disposable syringes. CFC currently has highly detailed certification programs in place with large pharmaceutical companies, which provide the Company with their specific substrates and their exact usage requirements. CFC establishes quality control testing procedures to meet or exceed the customers' incoming quality control requirements, and, therefore, saves its pharmaceutical customers considerable time and labor costs on incoming inspections.

CFC is a "preferred supplier" to Baxter Healthcare Corporation worldwide. This means that CFC is one of only fifteen of Baxter's suppliers (out of 750 approved suppliers) that meets Baxter's standards for such designation. In order to attain "preferred supplier" status with Baxter, the Company was required to deliver products to Baxter for a three-year period free of defects in product quality, delivery procedures, and paperwork. The Company has an exclusive supplier's contract with Baxter, and Baxter has a majority market share of the intravenous solution bags sold worldwide. It is one of the goals of CFC to achieve a similar supplier relationship with other pharmaceutical companies that require transferable coatings. In this regard, the Company was named a
"preferred supplier" to Abbott Laboratories' Hospital Products Division ("Abbott") in 1994, and has maintained that distinction. The Company was also named a "certified supplier" to Abbott's Montreal location in 1998. Other manufacturers of pharmaceutical products that the Company currently supplies include C.R. Bard, Inc., Kendall, B. Braun Medical, Sherwood - Davise & Geck, and Bieffe Medital.

Pigmented coatings used on pharmaceutical products represented approximately 21.2%, 19.1%, and 17.5% of the Company's net sales in the three years ended December 31, 1996, 1997, and 1998 respectively.


Security Products
-----------------

Security Products are divided into four categories within CFC's core coatings product line. These are tamper-evident signature panels, multi-coercivity magnetic stripe, high-abrasion tipping foils, and intaglio printed documents.

Signature panels are formulated for credit and transaction cards and are designed to accept ballpoint pen ink directly on the signature panel. If tampering with the signature occurs, either through erasure or chemical treatment, the coating on the signature panel will discolor. This is a security feature requested by companies such as American Express, Diners Club, Eurocard, MasterCard, VISA, and Discover Card.

The market for these products is strong and is expected to continue to experience growth. The increasing use of promotional cards by VISA and MasterCard, including airline mileage cards, automobile discount cards, and other branded cards, is contributing to continued growth in the industry. The Company has been a major producer of tamper-evident signature panels since this market first emerged and has developed and maintains its own library of print cylinders for the signature panels for several companies. CFC is a specified supplier for VISA, MasterCard, Discover Card, Diners Club, and other leading sponsors of transaction cards.

Multi-coercivity magnetic stripe products are coatings applied to plastic transaction cards, either by a conventional heat transfer process, or by a laminating process. The Company's magnetic stripe product offers improved ease of application and multi-coercivity (the amount of energy needed to encode information onto the stripe). The coercivity of a magnetic stripe determines the resistance of the stripe to extraneous energy sources. While 300 oersteds are the current market standard, as of June 1, 1999 a 2,750 oersteds magnetic stripe will be the standard. The Company's magnetic stripe product already has a capacity of 2,750 oersteds; thereby greatly enhancing security and durability of the stripe and also meeting the future requirements of the marketplace. Magnetic stripes may also be used in combination with "smart chips" to further enhance card security, and not require a costly changeover in all reading device technology by retailers.

Magnetic stripes are increasingly being used in new applications that require both the conveyance of information and speed of processing, such as airline tickets, mass-transit tickets, building access cards, passports, driver's licenses, and telephone debit cards. Because magnetic stripes are relatively inexpensive, they can be applied to paper products and do not present the environmental issues associated with solvent-based printing inks. They are an attractive alternative for disposable product applications.

High-abrasion tipping foils are coatings used to provide contrast between the embossed letters and the surface on plastic cards. They are offered in both pigmented and metallized colors and enhance the readability and general aesthetics of the card.

The Company acquired substantially all the assets and assumed substantially all the liabilities of Northern Bank Note Company ("NBNC") on September 3, 1997. NBNC is now called CFC-Northern Bank Note and is an intaglio printer of high security documents such as stock certificates, bonds, gift certificates, and certificates of authenticity. In the intaglio printing process, ink is built onto the surface upon which the printing is applied, and the ink is evident to the touch.

Security products represented approximately 10.3%, 16.0%, and 19.7% of the Company's net sales in the three years ended December 31, 1996, 1997, and 1998 respectively.


Holographic Products
--------------------

In early 1992, the Company entered into a joint venture partnership with Applied Holographics PLC called "CFC Applied Holographics," of which the Company now owns 100.0%, to manufacture and market holographic products to customers based in North America and such other regions as Applied Holographics PLC and the Company shall agree. Pursuant to the CFC Applied Holographics joint venture and partnership agreements, Applied Holographics PLC contributed to this venture all of its U.S. holographic operations and licensed to this venture its U.S. holographic proprietary rights and CFC contributed cash and agreed to fund and manage the operations of the venture. On October 1, 1994, the Company bought another 25% and, effective October 1, 1998, CFC bought the remaining 25% owned by the joint venture partner of CFC Applied Holographics. CFC agreed to pay the joint venture partner it's minority interest in the amount of $1,548,103 on a quarterly basis over 4 years. Applied Holographics PLC agreed to reimburse 50% of the costs of the Ventura, California optical research and development laboratory with the Company. Prior to October 1, 1998 and effective October 1, 1994, CFC held a 75% ownership interest in CFC Applied Holographics, a partnership formed to manufacture and market holograms.

CFC Applied Holographics has given the Company the unique ability to produce holographic art origination that involves a patented, computer-generated dot matrix technology. In addition, CFC Applied Holographics has provided the Company with the capability to develop and compete in a growing market for holographic coatings, which is a specialized type of transferable coating embossed with a holographic image. These holographic products are used primarily for security-sensitive products for authentication, anti-counterfeiting purposes, and for eye-catching point-of-purchase displays and consumer packaging.

The Company originates its holograms at its holographic laboratory in Countryside, Illinois, by creating a master image through a process utilizing laser beams, mirrors, and lenses. To produce a holographic master image, the subject of the hologram, which can be either a live image, a three-dimensional model, or flat artwork, is photographed using light from a laser beam that is split and refracted at differing angles and reunited in an interference pattern on a photographic plate. The Company then uses this photographic plate to create a metal plate or "shim" that is electro-magnetically grown from the master image. These metal plates are used to replicate the hologram by embossing the holographic image on specially formulated transferable coatings manufactured by the Company.

When a hologram is viewed from different angles, features of the depicted object can be seen that would not be visible in a photograph. Depending on the model and technique used to make the master image, the holographic image can be made to appear three-dimensional and to move as the viewing angle changes.

Holographic products represented approximately 11.6%, 13.4%, and 17.4% of the Company's net sales in the three years ended December 31, 1996, 1997, and 1998 respectively.


Holograms and Security or "Product Authentication"
--------------------------------------------------

Holograms, which cannot be color-copied and are not readily made except by a properly equipped holographic house, have established themselves as a premier technology for defending against unauthorized copying or counterfeiting of products. Identification of an authentic hologram, when used as a security device, is convenient and inexpensive and can also be done by sight without any special machinery. The Company is able to produce holograms that contain covert images that are visible only with the aid of special devices and which are more difficult to reproduce. The high degree of technical skill and capital investment required to replicate holograms acts as an obstacle to unauthorized duplication, thereby making holograms useful as anti-counterfeiting and security devices. Holograms are widely used as a security device by computer software and hardware companies, and entertainment event marketers, in addition to other industries. The Company supplies holograms used to authenticate Intel Corp.'s Pentium(R) microprocessor.

CFC Applied Holographics' patented computer-generated dot matrix holographic origination process is capable of producing tiny "dot" holograms at a coverage rate of up to 60,000 dots per square inch. Each individual dot hologram can be oriented at any one of 256 different angles, thus creating juxtaposed holographic cells that change when the viewing angle changes. The Company has discovered how to produce computer-developed overlapping images so that these images appear as the viewer's angle-of-view changes. The flexibility created by the dot matrix process provides the Company with state-of-the-art holographic products that are both cost-effective and extremely intricate and, as a result, difficult for competitors to generate products of comparable quality and security orientation.


Holographic Packaging Products
------------------------------

The visual appeal and uniqueness of holograms make them ideal for applications on consumer products and point-of-purchase displays. These include ribbons and paper for gift packaging, and paper and plastic wrapping for packaging of food and other products. The Company's dot matrix technology results in holograms with a brighter appearance and an enhanced depth of image. In addition, the Company's 60" wide coating and embossing capabilities give the Company a lower cost structure, making holograms economically practical for these and additional applications, and give the Company a broader market for holographic products. An example of this type of product application is the Company's development of holographic promotional packaging for Coors Brewing Co. and, on a continuing basis, Aquafresh Whitening Toothpaste, Colgate Total, and Crest toothpaste.


Holographic Autostereoscopic Process
------------------------------------

CFC Applied Holographics has granted a license to American Propylaea Corporation to use CFC Applied Holographics' real-time holographic autostereoscopic displays patent. American Propylaea is currently developing a process which will allow automobile manufacturers to design vehicles using a three-dimensional holographic suspended image. This may eliminate the need for costly clay models and revolutionize the design process, resulting in reduced design time and cost. Management of the Company believes that this technology may also provide market opportunities in other industries where costly physical models are used to create and design heavily manufactured commercial and industrial products. The Company has not received any income from this license and cannot predict when, if ever, it will receive any such income.

CFC Applied Holographics also licensed certain of its proprietary holographic designs to Van Leer Metalized Products (U.S.A.) Ltd. in January, 1994, for use by Van Leer in the holographic paper market. CFC Applied Holographics receives a 5.0% royalty on gross sales by Van Leer of products incorporating such licensed materials.


Other Pigmented and Simulated Metal Products
--------------------------------------------

A significant factor distinguishing the Company from other manufacturers of pigmented coatings and contributing to the Company's position as a leader in this market is that the Company makes most of its own ink dispersions, which allows the Company to adjust a particular coating to suit a specific customer's needs with greater accuracy and reduced expense. In addition, CFC has developed a proprietary technology in acid resistance, which allows an automobile battery container to be submerged at the time the container is filled with acid without deteriorating the appearance of the coating.

The Company manufactures simulated metal coatings, which are used primarily on plastic substrates. They are produced in a wide array of bright metallic and reflective colors such as gold, silver, chrome, bronze, copper, green and other colors. The production of simulated metal coatings for plastics is a specialty niche business because these coatings require enhanced abrasion and chemical resistance characteristics. CFC has developed an ultra-violet curing process for simulated metal coatings that have demonstrably improved abrasion and chemical resistance. The Company has developed this process to meet the increasing demand for higher abrasion and chemical resistant simulated metal applications.

Key markets for the Company's simulated metal coatings include appliances, automotive, cosmetics, specialty advertising, and for use in improving point-of-purchase sales. These coatings are highly specialized and must be specifically developed for the product or container on which they are to be used. For example, a coating used on a lipstick container may not be usable on a perfume bottle. Product applications that utilize the Company's pigmented coatings include credit cards, blow molded bottles, automobile batteries, automotive gauges, copier panels, garbage cans, industrial signage, golfing accessories, housewares, lipstick tubes, mud flaps, pens, personal care products, recycle bins, squeeze tube, and toys.

Other pigmented and simulated products represented approximately 17.6%, 13.5%, and 9.6% of the Company's net sales in the three years ended December 31, 1996, 1997, and 1998 respectively. The market for simulated metal coatings, particularly for use in graphics, is highly competitive and has been experiencing generally declining gross margins. Accordingly, the Company does not actively pursue low margin graphics business in this market.


International Sales
-------------------

The Company maintains offices, warehouse space, and finishing operations in the United Kingdom and Japan. In addition to sales made directly to international customers by the Company's Regional Managers covering Europe, Japan, Latin America, and Asia, the Company makes sales to customers around the world through a network of thirty-one distributors. The Company's markets have seen a new globalization, and the Company plans to continue its emphasis on the worldwide requirements of its customers and expanding overseas demand.

During the three years ended December 31, 1996, 1997, and 1998, net sales to Europe, the Pacific Rim, and other customers outside of the United States were $12,014,000, $13,327,000, and $15,128,000, and represented approximately 32.3%,
31.5%, and 29.6% respectively, of the Company's net sales. See Note 6 of the Notes to the Consolidated Financial Statements.


Research And Development
------------------------

Management believes that a major factor contributing to the Company's growth has been continued investment in research and development. The Company's Research and Development department has contributed to the development of formulae, proprietary know-how, modifications to existing equipment, and specifications for both new equipment and new raw materials. Tangible results have included improved ease of coating application, abrasion resistance, and functionality and the expansion of the market for the Company's holographic products. The recent development of FLEXRITE(TM) for printed products allows our customers using engineered board to produce more ornate products that are more competitive to real wood products. The Company also develops original patterns, woodgrains, and finishes that are engineered to meet customer-specific requirements.

The Company maintains a group of personnel that is dedicated to the creation of new patterns, designs, colors, shades, and textures, including holographic designs. This includes an engineering and chemistry laboratory in Chicago Heights that employs nine people. In addition, the Company maintains an art origination studio in Countryside, Illinois, that is dedicated to holographics and which employs three persons who perform holographic research and development, and the holographic research laboratory in Ventura, California which employs two people. In the years-ended December 31, 1996, 1997, and 1998, the Company spent approximately $1,304,000, $1,344,000, and $1,585,000, respectively, on Research and Development, of which $502,000, $462,000, and $795,000 respectively, were for holographic research.

All of the customers in the markets served by CFC are in the midst of their own search for technological breakthroughs that will contribute to low cost production and expanded markets through new products and at the same time meet environmental standards. The Company is making substantial on-going investments in research and development in an effort to be a partner with its customers in the development of new technology and products. Examples of these partnerships include a joint research project for the development of thermal transfer by photocopy for magnetic ink character recognition on toner for transaction documents, such as checks and security documents, and the joint development of new woodgrain design printing cylinders for many of the major furniture companies. In the end of 1998, the Company placed an order for a new state-of-the-art computerized pattern design system, the total investment will be in excess of $300,000, and is expected to be operational by April, 1999.


Marketing And Sales
-------------------

As of December 31, 1998, the Company had 40 full time sales people who serve over 5,000 existing customers. Sales personnel include the Senior Vice President of Sales and Marketing, three Product Managers, four Regional Managers and twelve Field Sales Engineers who are compensated on a salary plus commission basis. The Company's four Regional Managers are responsible for the following geographic territories: United States; European Union, Middle East, and Africa; Japan; Pacific Rim (except Japan) and Latin America. The majority of CFC's products are sold directly to original equipment manufacturers who incorporate the Company's products into their own products. In addition, limited use is made of a network of three distributors who service small accounts in the United States and thirty-one distributors who service international markets.

The Company markets a combination of standard products and specialty items on a minimum order basis, and most of the Company's sales are not pursuant to long-term sales contracts. Because most customers require prompt turnaround from order to delivery, the Company does not have a material amount of backlog and backlog comparisons are not indicative of sales trends at any given time.

The Company's three largest customers in 1998 were Baxter Healthcare, Graphic Packaging, and Sauder. Sales made to Baxter are pursuant to a three-year, exclusive provider contract, which was renewed in February 1998. The agreement requires the Company to supply all of Baxter's needs for transferable coatings at specified prices, which may be adjusted to reflect changes in certain of the Company's costs. Sales to Baxter for each of 1996, 1997, and 1998 were $4,628,000, $5,460,000, and $5,829,000 respectively. Sales are made to Graphic Packaging are on an individual purchase order basis. Sales to Graphic Packaging for each of 1996, 1997, and 1998 were $999,000, $134,000, and $3,620,000 respectively. Sales to Sauder are also on an individual purchase order basis, which is consistent with Sauder's policies. Sales to Sauder for each of 1996, 1997 and 1998 were $1,106,000, $1,487,000, and $1,987,000 respectively.


Manufacturing And Production
----------------------------

Much of the Company's machinery and equipment was engineered and developed by the Company. Technical manufacturing efficiencies allow the Company to maintain high quality standards while producing products efficiently. The Company's introduction of a 60" wide holographic embosser has given the Company a competitive advantage over the industry norm of 6" to 30" wide capabilities. Management of the Company believes this significantly increases the potential applications for holographic coating. In addition, the Company's installation in 1998 of a second 60" wide state-of-the-art embosser will enable it to double capacity and provide enhanced service to security and packaging markets.

In 1989, the Company implemented the Phillip Crosby Total Quality Management Process throughout its operations. Most of the Company's top managers have attended Quality College and all employees attend intensive, formal quality classes taught by professional instructors and Quality College graduates. The Company strives to incorporate a focus on quality throughout the entire manufacturing process and not simply inspect the quality of products "after-the-fact." Regularly scheduled departmental communications and "brainstorming" meetings are held to identify improved methods for production and quality. Quality is a never-ending process. The Company in 1998 has launched a revised total quality management process in connection with an affiliate of Northern Illinois University.

The  Company  obtained  ISO  9001   registration   from  an  approved  ISO  9001
accreditation firm in June 1995, which permits the Company to offer certification programs to its customers, thereby eliminating the need for the customers to make incoming inspections of the Company's products and also providing just-in-time inventory, reducing customers' inventory carrying costs. The Company also successfully reregistered in May 1998.

ISO 9001 registration requires continuing compliance with a series of generic standards that provide quality management direction as well as quality assurance requirements and guidelines. These standards were originally published in 1987 by the International Standards Organization. The same standards apply to all service and manufacturing companies. To maintain ISO 9001 registration, a company must not only meet the registration standards at the time of initial registration, but also must meet them on an ongoing basis during annual inspections. Registration to the standards provides assurance to customers that a company's quality systems are consistently capable of providing products that meet the customers' requirements. Management of the Company believes that registration to one of the ISO 9001 standards will be required in the future to sell products in the European Union. In addition, many United States customers, including the Company's largest client, Baxter Healthcare Corporation and others, have acknowledged the value of registration.


Product Protection
------------------

The Company's success is heavily dependent upon its proprietary formulae and scientific and manufacturing know-how. Accordingly, the Company relies upon trade secrets and other unpatented proprietary information in its product development. All employees are parties to an employment agreement providing for confidentiality and the assignment of invention rights to innovations developed by them while employed by the Company. There can be no assurance that these types of agreements will effectively prevent disclosure of the Company's confidential information. In addition, CFC Applied Holographics owns a U.S. patent on its holographic computer-generated dot matrix origination process, which was issued on March 1, 1994, and a U.S. patent on its autostereoscopic hologram production process, which was issued on January 24, 1989.


Competition
-----------

CFC competes with a number of companies in the transferable chemical coatings industry. The Company is aware of only one competitor, Leonhard Kurz GmbH & Co., which competes with the Company in most of the Company's markets. Customer criteria for purchase of products include product quality, innovation and engineering capability, price, availability, and service. The Company believes that it competes favorably on these factors.

Competitors range from small enterprises to divisions or subsidiaries of large multi-national conglomerates with greater financial and management resources than the Company. CFC uses a partnership approach in its relations with its major customers. This gives partner customers preferential scheduling, priority research and development, and personalized customer service. Partner customers agree to purchase not less than 80% of their requirements from CFC and to furnish CFC with continuing long-term procurement projections.

The transferable chemical coatings industry not only requires specialized knowledge and technology, but also is capital intensive, requiring expensive difficult-to-construct and difficult-to-operate machinery and equipment to apply the specialty chemicals on to the film carrier. A production facility must also comply with stringent federal, state and local environmental laws and regulations.

The Company competes with three significant producers of holographic products in the United States, two of which have greater financial and management resources than the Company. The Company believes that the principal factors affecting competition are the basic design of the holograms, quick turnaround on art origination, consistency of embossing, low-cost manufacturing, the quality and brightness of the image, and competitive pricing. The Company believes that it competes favorably on these factors.


Raw Materials And Supplies
--------------------------

The Company is not dependent on any one supplier for any single raw material. The Company's suppliers fall into three general groups: suppliers of plastic film that serve as the carrier for the Company's specialty coatings; suppliers of chemicals; and suppliers of packaging materials.

The  Company   purchases   from   suppliers  on  a  purchase  order  basis  and,
consequently, has no long term supply contracts. The Company has not been materially affected by increases in raw material prices. Management believes that there are sufficient suppliers of plastic films, chemicals, and packaging materials in the market to meet its requirements.


Governmental Regulation
-----------------------

The Company's operations are subject to federal, state, and local environmental laws and regulations that impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage, and disposal of solid and hazardous wastes. The Company has installed equipment and procedures, which the Company believes result in controls substantially in excess of those required for full compliance with applicable state and federal environmental requirements. To better control airborne environmental emissions, the Company installed a stack and afterburner in 1992, at a cost of $1,014,000, which is currently designated by EPA standards as Maximum Achievable Control Technology and which, in tests observed as recently as December 1997 by the Illinois EPA, resulted in a 100% capture and 99.6% destruction rate of the airborne pollutants generated by the Company's manufacturing processes, greatly exceeding the 81.0% EPA standard. Because both technology and applicable laws and regulations are evolutionary and subject to change, the Company cannot predict with any certainty the investments and expenditures which it will be required to make to comply with these changing laws and regulations.


Employees
---------

As of December 31, 1998, the Company had approximately 266 full-time employees. These included 133 in manufacturing, 59 in support services, 52 in marketing and sales, 20 in research and development, and 2 in administration and management. None of the Company's employees is covered by collective bargaining agreements. The Company has never experienced a significant work stoppage and considers its employee relations to be good.


Recent Developments
-------------------

On March 23, 1999, the Company completed the acquisition of Oeserwerk KG as discussed under Item 7. The purchase price was approximately $17,000,000, including the assumption of $12,200,000 of debt, $3,300,000 of cash, $400,000 of associated fees and the issuance of 100,000 shares of common stock.

ITEM 2.  PROPERTIES

The Company owns a 150,000 square foot building at 500 State Street in Chicago Heights, Illinois which houses its corporate headquarters and its primary manufacturing operations, and which currently utilizes approximately 75% of the building's capacity. The Company's other principal properties are leased and include the following: a 28,000 square foot intaglio printing facility in Countryside, Illinois; a 10,000 square foot warehouse in Chicago Heights; the Company's 7,400 square foot optical laboratory, finishing, and warehouse facility in Ventura, California; a 10,000 square foot warehouse, finishing, and office facility in a suburb of London, England; and a 2,500 square foot warehouse, finishing, and office facility in Tokyo, Japan. The Company considers its properties to be adequate to conduct its business for the foreseeable future and believes that it will be able to acquire or lease additional property, when needed, on terms acceptable to the Company.


ITEM 3.  LEGAL PROCEEDINGS

The Company's former parent corporation, Morton International, Inc. ("Morton"), has been named by government environmental agencies as a "potentially responsible party" with respect to environmental liabilities at the Fisher-Calo Superfund Site in Kingsbury, Indiana (the "Fisher-Calo Site"). Morton and other potentially responsible parties entered into a consent agreement in 1991 with such agencies that provides for the remediation of the site, currently estimated to cost approximately $40 million, and which allocates approximately 0.7% of the remediation costs to Morton. While the Company has been named a potentially responsible party and a third-party defendant in the litigation relating to the clean-up of the Fisher-Calo Site, U.S. v. David B. Fisher, et al, which is pending in the U.S. District Court for the Northern District of Indiana, Morton and the Company have reached an agreement whereby Morton and the Company will share equally in the remediation cost that is ultimately determined to be attributable to waste produced by the Company's predecessor. Based upon such agreement, the Company estimates that its portion of the remediation costs will be approximately 0.35% of the total cost of remediation at the Fisher-Calo Site. The Company has an accrued liability of $246,000 related to these matters at December 31, 1998 and, although the actual cost of remediation for the total Fisher-Calo Site may prove to be more or less than $40 million, it is management's opinion, based upon investigation of the quantities and types of waste and the other parties involved, that the Company's share of any liability will not substantially exceed the amount accrued at December 31, 1998. The adequacy of this reserve is reviewed periodically as more definitive information becomes available.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


The Company's common stock, par value $.01 per share ("Common Stock"), is traded in the Nasdaq National Market tier of The Nasdaq Stock Market ("Nasdaq"), under the symbol "CFCI." The Common Stock began trading on Nasdaq on November 17, 1995 in connection with the Company's initial public offering ("IPO") of the Common Stock. On December 31, 1998, the last reported sale price of the Common Stock on the Nasdaq National Market was $8.00 per share. At March 19, 1999, there were approximately 136 record holders of the Common Stock. The table below sets forth the high and low sales prices of shares of Common Stock on the Nasdaq National Market as reported by Nasdaq for the periods indicated.


                               Market Information
                               ------------------
                                                     Price per Share of
                                                         Common Stock
                                                      --------------------
                                              High                       Low
                                              ----                       ---
Year Ended December 31, 1997
       1st Quarter ...........................16.00                      11.25
       2nd Quarter ...........................14.25                       9.75
       3rd Quarter ...........................12.50                       8.25
       4th Quarter ...........................13.87                      11.00
Year Ended December 31, 1998
       1st Quarter ...........................12.75                       9.75
       2nd Quarter ...........................11.75                      10.25
       3rd Quarter ...........................12.87                       9.50
          4th Quarter ........................10.25                       7.37


The Company intends to retain its earnings to finance its growth and for general corporate purposes and therefore does not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of any future dividends will be subject to the discretion of the Board of Directors of the Company. In addition, the Company's bank credit facility prohibits the payment of cash dividends. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." Any determination as to the payment of dividends in the future will depend upon results of operations, capital requirements, restrictions in loan agreements, if any, and such other factors as the Board of Directors may deem relevant at the time.


ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data set forth below has been derived from the financial statements of the Company. The financial statements for each of the years in the five-year period ended December 31, 1998, have been audited by PricewaterhouseCoopers LLP, independent accountants, whose report for the years ended December 31, 1996, 1997, and 1998 appears elsewhere in this report. The selected financial data at and for the fiscal year ended December 31, 1994 are derived from unaudited financial statements which, in the opinion of management, include all adjustments necessary to present fairly the data for such periods. The unaudited pro forma data have been derived from the financial statements of the Company and adjusted to reflect a provision for income taxes as if the Company had been a C-Corporation since inception and further adjusted to reflect the sale by the Company of Common Stock in the IPO. This selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes thereto appearing elsewhere in this report.


                                            Year Ended December 31,
                               -------------------------------------------------
                                   1994      1995      1996     1997     1998
                                   ----      ----      ----     ----     ----
                                      (In thousands, except per share data)
Income Statement Data:
Net sales .......................$ 27,808  $ 34,177  $ 37,227 $ 42,319  $ 51,047
Cost of sales ...................  16,469    20,103    22,985   26,063    31,914
                                 --------  --------  -------- --------  --------
Gross profit ....................  11,339    14,074    14,242   16,256    19,133
Selling, general
  and administrative ............   7,152     7,243     7,863    8,846    10,415
Research and
  development ...................   1,062     1,109     1,304    1,344     1,585
                                 --------  --------  -------- --------  --------
Operating income ................   3,125     5,722     5,075    6,066     7,133
Interest expense ................     669       705       229      413       570
Other (income)
  expense .......................      (5)      (12)       17      (65)      312
                                 --------  --------  -------- --------  --------
Income before taxes
  and minority
  interest ......................   2,461     5,029     4,829    5,718     6,251
Provision for income
  taxes (1) .....................     162     1,669     1,831    2,207     2,260
Minority interest
  in net income
  (loss) of
  CFC Applied
  Holographics ..................    (214)      210        15      290       343
                                 --------  --------  -------- --------  --------
Income from
  continuing
  operations ...................    2,513     3,150     2,983    3,221     3,648
                                 --------  --------  -------- --------  --------
Net income ..................... $  2,513  $  3,150  $  2,983 $  3,221  $  3,648
                                 ========  ========  ======== ========  ========

Pro forma
  net income
  from continuing
  operations
  (1996, 1997
  and 1998
  actual) (2) .................. $  1,463  $  3,252  $  2,983 $  3,221  $  3,648
Pro forma average
  number of shares of
  common stock
  outstanding (2) ..............    3,302     3,429     4,504    4,530     4,454
Pro forma net income
  from continuing
  operations
  per basic
  share (2) .................... $   0.44  $   0.95  $   0.66 $   0.71  $   0.82
Pro forma net income
  from continuing
  operations, as
  adjusted  (2) (3) (7) ........ $  1,694  $  3,522  $  2,983 $  3,221  $  3,752
Pro forma average
  number of shares of
  common stock and
  equivalents
  outstanding ..................    3,302     3,432     4,517    4,612     4,662
Pro forma net
  income from
  continuing
  operations per
  diluted share(2)(3) .......... $   0.38  $   0.78  $   0.66 $   0.71  $   0.80
Pro forma average
  number of shares
  of common
  stock outstanding,
  as adjusted(3)(4).............    4,502     4,499     4,504    4,612     4,662
Pro forma average
  number of shares
  of common stock
  and equivalents
  outstanding, as
  adjusted(3)(4)................    4,502     4,501     4,517    4,612     4,662

Other Data:
Capital expenditures ........... $  1,591  $  1,092  $  3,862 $  3,319  $  2,050
Depreciation and
  amortization .................    1,249     1,423     1,535    2,093     1,976
EBITDA (5) .....................    4,379     7,157     6,578    7,934     8,454

Balance Sheet Data
(at period end):
Working capital ................ $  5,973  $  7,950  $ 10,635 $ 12,993  $ 15,306
Total assets ...................   19,937    23,269    28,206   35,498    39,280
Total debt (6) .................    9,252     2,110     5,932    8,585    10,624
Stockholders' equity ...........    5,785    11,953    15,078   18,567    20,971

----------------

(1) The Company became an S-Corporation for federal and certain state income tax purposes as of June 1, 1992, and effective upon the consummation of the IPO in 1995, became a C-Corporation.

(2) Pro forma net income from continuing operations for the periods 1994 and 1995 reflects an adjustment to show assumed federal and state income taxes based on statutory (federal and state) tax rates for the period during which the Company was treated as an S-Corporation. No tax benefit is reflected for losses of the Company's holographics joint venture, which resulted in a net operating loss carry-forward which the Company started to use as profits were generated beginning in 1995. The pro forma net income from continuing operations in 1994 would have been $1,625,000 if the tax benefits of these losses were reflected at the assumed tax rates.

(3) Adjusted to give effect to the sale by the Company of Common Stock in the IPO in 1995 as of the beginning of the period and the use of the proceeds therefrom.

(4)  Adjusted to give effect to the issuance of 34,736 shares of Common Stock in
     exchange  for  the  minority   interest  in  the   Company's   subsidiaries
     concurrently with the IPO in 1995.

(5)  EBITDA as used herein means  earnings  before  interest  expense,  interest
     income,  taxes,  depreciation,   and  amortization  and  excludes  minority
     interests.

(6) Includes current and long-term portions of debt.

(7) Adjusted on a proforma basis in 1998 to reflect a reduction in interest expense based on the assumed conversion of the convertible debt issued in conjunction with the Company's purchase of Northern Bank Note Company.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview
--------

The Company formulates, manufactures, and sells chemically-complex, transferable multi-layer coatings for use in many diversified markets such as furniture and building products, pharmaceutical products, transaction cards (including credit cards, debit cards, ATM cards, and access cards), intaglio printing and on holographic packaging and authentication seals. The Company's net sales increased from $27.8 million in 1994 to $51.0 million in 1998. During that period, the Company realized sales dollar growth in all of its major product lines. The Company's operating income more than doubled over this five-year period, increasing from $3.1 million, or 11.2% of net sales in 1994 to $7.1 million, or 14.0% of net sales in 1998. The Company has experienced, and expects to continue experiencing, shifts in the relative sales and growth of its various products over time. The Company believes that such shifts are in the ordinary course of business and are indicative of its focus on specific niche markets. During the period from 1994 to 1998, printed products sales rose from 28.1% to 35.8% of net sales. Pharmaceutical products sales declined from 23.0% in 1994 to 17.5% of net sales in 1998 due to the growth of other product lines. Actual pharmaceutical product sales increased from $6.4 million in 1994 to $8.9 million in 1998, or an increase of 39.1% over that five-year period. Security products sales increased from 8.6% in 1994 to 19.7% of net sales in 1998. The acquisition of the Northern Bank Note Company in 1997 represented $5.7 million. Holographic products grew from 8.3% in 1994 to 17.4% of net sales in 1998, primarily due to authentication sales and consumer products packaging. Other pigmented and simulated metal products decreased from 20.4% in 1994 to 9.6% of net sales due to the Company's focus in other more profitable segments of it's product lines.

The Company's gross profit reflects the application of all direct product costs and direct labor, quality control, shipping and receiving, maintenance, process engineering, plant management, and a substantial portion of the Company's depreciation expense. Selling, general and administrative expenses are primarily composed of sales representatives' salaries and related expenses, commissions to sales representatives, advertising costs, management compensation and corporate audit and legal expense. Research and development expenses include salaries of technical personnel, related depreciation, and experimental materials.


Results of Operations
---------------------

The following table sets forth, for the periods indicated, certain items from the Company's financial statements as a percentage of net sales for such periods:

                                                  December 31,
                                                  ------------
                                              1996     1997     1998
                                              ----     ----     ----
Net sales ...............................     100.0%   100.0%   100.0%
Cost of sales ...........................      61.7     61.6     62.5
                                              -----    -----    -----
Gross profit ............................      38.3     38.4     37.5
Selling, general and administrative .....      21.2     20.9     20.4
Research and development ................       3.5      3.2      3.1
                                              -----    -----    -----
Operating income ........................      13.6     14.3     14.0
Interest expense and other ..............       0.6      0.8      1.7
                                              -----    -----    -----
Income before taxes and minority
  interest...............................      13.0     13.5     12.2
                                              -----    -----    -----
Provision for income taxes ..............       4.9      5.2      4.4
Minority interest .......................       0.1      0.7      0.7
                                              -----    -----    -----
Net income ..............................       8.0%     7.6%     7.1%
                                              =====    =====    =====


1998 Compared to 1997
---------------------

Net sales for the year ended December 31, 1998 increased 20.6% to $51.0 million from $42.3 million for the year ended December 31, 1997. Printed products sales increased 13.7% to $18.2 million from $16.1 million primarily due to an increase in growth on the part of the Company's customers. Pharmaceutical product sales increased 10.2% to $8.9 million from $8.1 million primarily due to Baxter Healthcare's growth in Europe. Security products (magstripe, signature panels, and tipping products for credit cards and intaglio printed security documents) sales increased 48.3% to $10.1 million from $6.8 million. This increase is primarily due to a full year of sales from Northern Bank Note Company ("NBNC"). NBNC contributed $5.7 million in net sales in 1998 and $2.1 million in 1997 after its acquisition in September 1997. Sales of other pigmented and simulated metal products decreased 14.2% to $4.9 million from $5.7 million, primarily due to the Company choosing not to produce low margin products. Holographic product sales increased 57.1% to $8.9 million for the year ended December 31, 1998 compared to $5.7 million for the year ended December 31, 1997, primarily due to the increase in eye-catching packaging coatings applied to consumer products.

Gross profit for the year ended December 31, 1998 increased 17.7% to $19.1 million from $16.3 million for the year ended December 31, 1997. The increase in gross profit was attributable to the growth in sales, partially offset by a capacity constraint which required the Company to purchase a significant amount of holographic packaging material from its former holographic joint venture partner at a low margin to the Company. This capacity constraint was addressed with the acquisition of a new embosser in November 1998. The gross profit margin for the year ended December 31, 1998 decreased to 37.5% from 38.4% for the year ended December 31, 1997. This decrease in margin is primarily due to a large one-time packaging job. Although the Company does not fully allocate all costs on a product line basis, the Company believes that its gross profit margin typically is not substantially different for any of its major product categories.

Selling, general and administrative expenses for the year ended December 31, 1998 increased 17.7% to $10.4 million from $8.8 million for the year ended December 31, 1997. This increase is primarily due to the increase in selling, general and administrative expenses in connection with the NBNC acquisition. Selling, general and administrative expenses for the year ended December 31, 1998 decreased as a percentage of net sales to 20.4% from 20.9% for the year ended December 31, 1997.

Research and development expenses for the year ended December 31, 1998 increased 18.0% to $1.6 million from $1.3 million for the year ended December 31, 1997. The increase in research and development expense was primarily in holographic optics. Research and development expenses for the year ended December 31, 1998 decreased as a percentage of net sales to 3.1% from 3.2% for the year ended December 31, 1997. This percentage decrease was primarily due to the increase in sales volume.

Operating income for the year ended December 31, 1998 increased 17.6% to $7.1 million from $6.1 million for the year ended December 31, 1997. Operating income for the year ended December 31, 1998 decreased as a percentage of net sales to 14.0% from 14.3% for the year ended December 31, 1997. This decrease was due to an increase in sales volume, partially offset by the decrease in gross profit as a percent to net sales discussed above.

Interest expenses for the year ended December 31, 1998 increased 37.9% to $570,000 from $413,000 for the year ended December 31, 1997. The increase in interest expense resulted from an additional eight months of interest on loans outstanding to fund the NBNC acquisition.

Income taxes for the year ended December 31, 1998 increased 2.4% to $2.3 million from $2.2 million for the year ended December 31, 1997. This was primarily the result of an increase in the Company's operating income.

Net income for the year ended December 31, 1998 increased 13.3% to $3.6 million from $3.2 million for the year ended December 31, 1997. This increase was primarily due to an increase in sales volume, offset by the decrease in gross profit as a percent to net sales.


1997 Compared to 1996
---------------------

Net sales for the year ended December 31, 1997 increased 13.7% to $42.3 million from $37.2 million for the year ended December 31, 1996. Printed products sales increased 10.3% to $16.1 million from $14.6 million primarily due to an increase in the growth of the Company's customers. Pharmaceutical product sales increased 2.5% to $8.1 million from $7.9 million. Security products (magstripe, signature panels, and tipping products for credit cards and intaglio printed security documents) sales increased 78.9% to $6.8 million from $3.8 million. This increase is primarily due to the Company's enhanced magstripe products and $2.1 million of intaglio printed document sales as a result of the NBNC acquisition in September of 1997. Sales of other pigmented and simulated metal products decreased 12.3% to $5.7 million from $6.5 million, primarily due to the Company choosing not to produce low margin products. Holographic product sales increased 32.6% to $5.7 million for the year ended December 31, 1997 compared to $4.3 million for the year ended December 31, 1996, primarily due to the increase in eye-catching packaging jobs for consumer products.

Gross profit for the year ended December 31, 1997 increased 14.8% to $16.3 million from $14.2 million for the year ended December 31, 1996. The increase in gross profit was attributable to the growth in sales, partially offset by increased printed products start-up costs due to debugging the new printing press. The gross profit margin for the year ended December 31, 1997 increased to 38.4% from 38.3% for the year ended December 31, 1996. This increase in margin is primarily due to growth in sales, offset by increased manufacturing costs discussed above. Although the Company does not fully allocate all costs on a product line basis, the Company believes that its gross profit margin typically is not substantially different for any of its major product categories.

Selling, general and administrative expenses for the year ended December 31, 1997 increased 11.4% to $8.8 million from $7.9 million for the year ended December 31, 1996. This increase is primarily due to the increase in selling, general and administrative expenses in connection with the NBNC acquisition. Selling, general and administrative expenses for the year ended December 31, 1997 decreased as a percentage of net sales to 20.9% from 21.1% for the year ended December 31, 1996.

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

Interest expenses for the year ended December 31, 1997 increased 80.3% to $413,000 from $229,000 for the year ended December 31, 1996. The increase in interest expense resulted from an additional six months of interest on funds outstanding under a revenue bond issued in June 1996 to fund the purchase of a roto gravure press for the Company's Printed Products line and the funding of the Northern Bank Note acquisition.

Income taxes for the year ended December 31, 1997 increased 22.2% to $2.2 million from $1.8 million for the year ended December 31, 1996. This was primarily the result of an increase in the Company's operating income.

Net income for the year ended December 31, 1997 increased 6.7% to $3.2 million from $3.0 million for the year ended December 31, 1996. This increase was primarily due to an increase in sales volume, offset by increased manufacturing costs discussed above.


Quarterly Results of Operations
-------------------------------

The following table presents unaudited financial results for each of the eight quarters in the period ended December 31, 1998. This data has been prepared on a basis consistent with the audited financial statements appearing elsewhere in this report, and in the opinion of management, includes all necessary adjustments (consisting only of normal recurring adjustments) required to present fairly the unaudited consolidated quarterly results when read in conjunction with the audited consolidated financial statements of the Company and notes thereto appearing elsewhere in this report. The results of operations for any quarter are not necessarily indicative of results to be expected for any future period.


                                        Quarter Ended
                                        -------------
                 03/31  06/30    09/30   12/31    03/31   06/30   09/30  12/31
                 1997    1997    1997    1997     1998     1998   1998    1998
                 ----    ----    ----    ----     ----     ----   ----    ----
Net sales ......$9,810  $9,999  $10,927 $11,583 $12,661 $13,111 $12,464 $12,811
Cost of sales .. 5,781   6,237    6,767   7,278   7,796   8,413   7,825   7,880
                ------  ------  ------- ------- ------- ------- ------- -------
 Gross profit .. 4,029   3,762    4,160   4,305   4,865   4,698   4,639   4,931
Selling,
 general and
 administrative
 expense ....... 2,229   2,568    2,492   2,901   2,838   2,931   2,959   3,272
Operating
 income ........ 1,800   1,194    1,668   1,404   2,027   1,767   1,680   1,659
Interest
 expense .......    76      88      125     124     165     173     144      87
Other expense
 (income) ......   (73)     36        9     (37)     20     (95)    115     273
                ------  ------  ------- ------- ------- ------- ------- -------

Income before
 taxes and
 minority
 interest ...... 1,797   1,070    1,534   1,317   1,842   1,689   1,421   1,299
Provision for
 income taxes ..   688     393      601     524     664     578     501     516
Minority interest
 in income
 (loss) .........   78      10      102     101     140     131      89     (17)
                ------  ------  ------- ------- ------- ------- ------- -------

Net income .....$1,031  $  667  $   831 $   692 $ 1,038 $   980 $   831 $   800
                ======  ======  ======= ======= ======= ======= ======= ========

Percentage of
  Net Sales
Net sales ...... 100.0%  100.0%   100.0%  100.0%  100.0%   100.0%  100.0% 100.0%
Cost of sales ..  58.9    62.4     61.9    62.8    61.6    64.2     62.8   61.5
                 -----   -----    ------  ------  ------   ------  ------ ------
Gross profit ...  41.1    37.6     38.1    37.2    38.4    35.8    37.2    38.5
Selling, general
 and
 administrative
 expense ........ 22.7    25.7     22.8    25.1    22.4    22.3    23.7    25.5
                 -----   -----    ------  ------  ------   ------  ------ ------
Operating
 income ......... 18.4    11.9     15.3    12.1    16.0    13.5    13.5    13.0
Interest
 expense ........  0.8     1.2      1.3     1.1     1.3     1.3     1.2      .6
Other expense
 (income) ....... (0.7)     --       --    (0.3)    0.2    (0.7)    0.9     2.1
Income before
 taxes and
 minority
 interest ....... 18.3    10.7     14.0    11.3    14.5    12.9    11.4    10.3
Provision for
 income taxes ...  7.0     3.9      5.5     4.5     5.2     4.4     4.0     4.0
Minority interest
 in income
 (loss) .........  0.8     0.1      0.9     0.8     1.1     1.0     0.7      .1
                 -----   -----    ------  ------  ------   ------  ------ ------
Net income ...... 10.5     6.7      7.6     6.0     8.2     7.5     6.7     6.2
                 =====   =====    ======  ======  ======   ======  ====== ======


The fourth quarter sales for 1997 and 1998 have been stronger than the third quarter sales, primarily due to the growth in printed coating products as consumers make holiday purchases of ready-to-assemble furniture. Offsetting this increase, however, is a seasonal decrease in pharmaceutical product sales, as people typically defer elective surgeries between Thanksgiving and New Year's. In addition, many of the Company's customers attempt to reduce their inventories prior to the calendar year end. Consequently, first quarter sales are typically stronger than the preceding fourth quarter. The gross profit in the second quarter of 1998 was lower due to the Company's holographic capacity constraint, which caused the Company to purchase material from its former holographic joint venture partner at a low margin to the Company. This capacity constraint was addressed with the Company's purchase of a second 60" wide holographic embossing machine.


Liquidity and Capital Resources
-------------------------------

The Company's primary sources of working capital have been net cash provided by operating activities and net borrowings under various loan agreements. Net cash provided by operating activities was $2,451,000, $4,690,000 and $6,169,000 for the years ended December 31, 1996, 1997 and 1998 respectively. Cash at year-end increased from $1.8 million in 1997 to $5.4 million in 1998. The cash increase was primarily the result of two factors: (1) the reduction of inventories through better management of stocking levels and cost reductions; and (2) the Company's renegotiated mortgage, which resulted in an additional $.8 million of cash. Offsetting these increases to cash, the Company invested $2,050,000 in new equipment. Additionally, net trade receivables were up by $1,205,000 primarily as a result of the increased sales levels in 1998.

The Company's capital expenditures totaled approximately $3,862,000, $3,319,000 and $2,050,000 for the years ended December 31, 1996, 1997 and 1998 respectively, and included the payments for the new 50" wide printing press in 1996 and 1997. The Company previously made S-Corporation dividends to its previous S-Corporation stockholders of $800,000 in the year ended December 31, 1996, to fund their income tax liabilities on the Company's net income and the repayment of stockholder loans incurred prior to the initial public offering of the common stock.

In June 1996, the Company received loan availability of approximately $4,005,000 pursuant to an Illinois Revenue Bond financing, which matures in 2008. The loan proceeds were used to finance the acquisition of a new 50" wide printing press and related plant additions to ensure capacity for the continued growth of the Company's printed products line. At December 31, 1997, the entire amount had been borrowed. The Company incurred $172,391 of costs associated with the issuance of the bonds, which are being amortized over twelve years.

On September 3, 1997, the Company also issued to the seller of NBNC, a ten-year, 6% subordinated note in the principal amount of $3.0 million, which is convertible in whole or in part, at the option of the holder beginning after the first anniversary of that note, into the Company's Common Stock at a conversion price of $14.00 per share.

On November 19, 1998, the Company renegotiated the mortgage on its land and building by repaying it's existing outstanding mortgage and replacing it with a five year 7.05% fixed interest rate loan, in the principle amount of $2,625,000.

The Company and its subsidiaries have various revolving credit arrangements that provide for maximum borrowings of approximately $6,096,000. Under these revolving credit arrangements, interest is payable at either the respective bank's prime rate (7.75% and 8.50% at December 31, 1998 and 1997, respectively) or 2% over the Bank of England's sterling base rate (6.25% and 7.25% at December 31, 1998 and 1997, respectively). The revolving credit arrangements expire at various dates in 1999. No amounts were outstanding under the Company's main credit line of $4.5 million at December 31, 1998 and 1997. The Company is required to pay a quarterly fee for the unused portion on one of its facilities at an amount equal to .25% times the daily average of the unused portion. Such payments in 1998, 1997 and 1996 were not significant.

On January 13, 1998, the Company repurchased 79,509 shares from a former officer for the total consideration of $755,336, less $110,552 for repayment of a promissory note the officer owed to the Company. Additional on the open market in December 1998, the Company repurchased 58,000 shares for a total consideration of $445,120.

The Company believes that the net cash provided by operating activities and amounts available under the Credit Facility are sufficient to finance the Company's growth.


Seasonality and Impact of Inflation
-----------------------------------

Historically, the Company has experienced lower net sales levels during the fourth quarter and increased net sales levels during the following first quarter. This is due to typical year-end depletion of inventories by the Company's customers. It is also due in large part to the holidays at the end of the year, as the Company's customers have an increased number of holiday plant closings. In addition, fourth quarter pharmaceutical product sales generally are lower as a result of the postponement of elective surgeries during holiday periods. However, due to the strong growth of printed products for use in the ready-to-assemble furniture market, the fourth quarter sales have been greater than the third quarter sales in each of the last two years.

Inflation has not had a material impact on the Company's net sales or income to date. However, there can be no assurance that the Company's business will not be affected by inflation in the future.


Recent Accounting Pronouncements
--------------------------------

In 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which requires recognition of all derivative instruments in the statement of financial position as either assets or liabilities, measured at fair value, and is effective for fiscal year beginning after June 15, 1998. This statement additionally requires changes in the fair value of derivatives to be recorded each period in current earnings or comprehensive income depending on the intended use of the derivatives. The Company is currently assessing the impact of this statement on its results of operations, financial position and cash flows.


Special Note on Forward-Looking Statements
------------------------------------------

The statements contained in this report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. A number of important factors could cause the Company's actual results for future periods to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. These factors include, among other things: continuation of market growth trends; reliance on a main single manufacturing facility; reliance on key personnel; control by the principal shareholder; the Company's reliance on significant customers; the Company's ability to develop new products and protect the proprietary formulae and technology related to its products; the Company's ability to be competitive with other producers of specialty transferable coatings and alternative products; fluctuations in foreign currency exchange rates and their impact on the level and profitability of foreign sales; and general economic conditions as they may impact the Company's customers.


Year 2000 Issue
---------------

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Based on its assessment, management of the Company does not anticipate that any additional significant modification or replacement of the Company's hardware or software will be necessary for its computer systems to properly utilize dates beyond December 31, 1999 or that the Company will incur significant operating expenses to make any such computer system improvements. The Company is undertaking an assessment as to whether any of its significant customers, suppliers, lenders, or service providers will need to make any such hardware or software modifications or replacements. The Company has been informed by such persons that they do not expect to have any significant problems from the Year 2000 Issue that would impact the Company. There can be no assurance, however, that the failure of any of such third parties to adequately address the Year 2000 Issue will not have a material adverse effect on the Company's business, operations, or financial condition.


Business Acquisition
--------------------

In December 1998 the Company signed a Letter of Intent to acquire substantially all of the assets and assume substantially all of the liabilities of Oeserwerk KG (Oeserwerk), a German specialty chemical coatings manufacturer. Consummation of the acquisition is expected to occur by April 30, 1999, and is subject to various conditions, including, but not limited to, approval by the Company's Board of Directors and partners of Oeserwerk. Oeserwerk, which is headquartered in Goppingen, Germany produces coatings for the pigmented and simulated metals markets and has the production capabilities for signature panel, magnetic stripe and printed products. Oeserwerk had sales in 1998 of approximately $25 million. In consideration of the acquisition, the Company expects to issue shares, pay cash and assume debt for a total purchase price of approximately $16 million. The acquisition will be accounted for under the purchase method of accounting.


Quantitative and Qualitative Disclosures About Market Risk
----------------------------------------------------------

The Company does not use derivative financial instruments to address interest rate, currency, or commodity pricing risks. The following methods and assumptions were used to estimate the fair value of each class of financial instruments held by the Company for which it is practicable to estimate that value. The carrying amount of cash equivalents approximates fair value because of the short maturity of those instruments. The estimated fair value of the Company's long-term debt approximated its carrying value at December 31, 1998 and 1997 based upon market prices for the same or similar type of financial instrument.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




                          INDEX TO FINANCIAL STATEMENTS


                                                            Page
                                                            ----

Report of Independent Accountants .......................   22

Consolidated Balance Sheets at
  December 31, 1998 and 1997 ............................   23

Consolidated Statements of Income for the years ended
  December 31, 1998, 1997 and 1996 ......................   24

Consolidated Statements of Cash Flows for the years ended
  December 31, 1998, 1997 and 1996 ......................   25

Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 1998, 1997 and 1996 ..........   26

Notes to Consolidated Financial Statements at
  December 31, 1998 .....................................   27



Financial Statement Schedules
-----------------------------


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


                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors of
CFC International, Inc.



In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of CFC International, Inc., and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP





Chicago, Illinois
February 10, 1999



                             CFC INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                   December 31,
                                                   ------------
                                               1998             1997
                                               ----             ----

ASSETS
CURRENT ASSETS:
Cash and cash equivalents .............   $  5,434,595    $  1,841,070
Accounts receivable, less allowance for
  doubtful accounts of $625,000 and
  $612,000 respectively ...............      7,767,135       6,631,516
Employee receivable ...................         35,653         253,928
Inventories (Notes 1):
  Raw materials .......................      1,281,868       1,358,258
  Work in process .....................      1,233,287       1,825,356
  Finished goods ......................      4,919,531       5,447,990
                                          ------------    ------------
                                             7,434,686       8,631,604
Prepaid expenses and other
  current assets ......................        687,506         644,578
Deferred income taxes .................        868,976         641,977
                                          ------------    ------------
  Total current assets ................     22,228,551      18,644,673
                                          ------------    ------------
Property, plant and equipment,
  net (Notes 1 and 3) .................     15,323,705      15,095,897
Other assets ..........................      1,727,440       1,758,269
                                          ------------    ------------
Total assets ..........................   $ 39,279,696    $ 35,498,839
                                          ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term
  debt (Note 4) .......................   $  1,347,693    $    716,079
Accounts payable ......................      2,187,784       3,122,580
Accrued environmental
  liability (Note 13) .................        244,937         244,937
Accrued bonus .........................        550,944          76,065
Accrued vacation ......................        559,357         304,730
Other accrued expenses
  and current liabilities .............      2,031,484       1,187,390
                                          ------------    ------------
  Total current liabilities ...........      6,922,199       5,651,781
                                          ------------    ------------
Deferred income taxes .................      2,110,274       1,974,942
Long-term debt (Note 4) ...............      9,276,587       7,869,419
Minority interest .....................           --         1,435,371
                                          ------------    ------------
  Total liabilities ...................     18,309,060      16,931,513
                                          ------------    ------------
STOCKHOLDERS' EQUITY:
Voting Preferred Stock,
  par value $.01 per share,
  750 shares authorized,
  no shares issued and outstanding ....           --              --
Common stock, $.01 par value,
  10,000,000 shares authorized;
  4,226,469 and 4,218,226 shares
  issued at December 31, 1998
  and 1997 respectively ...............         42,281          42,182
Class B common stock,
  $.01 par value, 750,000 shares
  authorized; 518,169 and 518,169
  shares issued and outstanding
  at December 31, 1998 and 1997
  respectively ........................          5,182           5,182
Additional paid-in capital ............     10,551,354      10,464,985
Retained earnings .....................     11,979,842       8,331,850
Accumulated other comprehensive
  income ..............................       (216,852)        (86,160)
                                          ------------    ------------
                                            22,361,807      18,758,039
Less 331,346 and 193,837
  treasury shares of common
  stock, at cost at
  December 31, 1998 and 1997
  respectively ........................     (1,391,171)       (190,713)
                                          ------------    ------------
                                            20,970,636      18,567,326
CONTINGENCIES (Note 13) ...............           --              --
                                          ------------    ------------
Total liabilities and
  stockholders' equity ................   $ 39,279,696    $ 35,498,839
                                          ============    ============


               The accompanying notes are an integral part of the
                       consolidated financial statements.





                             CFC INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME



                                                December 31,
                                    1998            1997            1996
                                    ----            ----            ----

Net sales ...................   $ 51,047,399    $ 42,319,147    $ 37,227,333
Cost of goods sold ..........     31,914,511      26,063,431      22,984,895
                                ------------    ------------    ------------
Gross profit ................     19,132,888      16,255,716      14,242,438
                                ------------    ------------    ------------
Marketing and selling
  expenses ..................      5,544,129       4,813,880       4,082,588
General and administrative
  expenses ..................      4,871,277       4,032,066       3,615,341
Research and development
  expenses ..................      1,585,458       1,343,678       1,304,304
Patent litigation expenses ..           --              --           164,590
                                ------------    ------------    ------------
                                  12,000,864      10,189,624       9,166,823
                                ------------    ------------    ------------
Operating income ............      7,132,024       6,066,092       5,075,615
Other expenses (income):
     Interest ...............        569,573         412,920         228,909
     Miscellaneous ..........        311,823         (65,183)         16,962
                                ------------    ------------    ------------
                                     881,396         347,737         245,871
                                ------------    ------------    ------------
Income before income taxes
  and minority interest .....      6,250,628       5,718,355       4,829,744
Provision for income
  taxes (Note 5) ............      2,259,607       2,207,021       1,831,141
                                ------------    ------------    ------------
                                   3,991,021       3,511,334       2,998,603
Minority interest in income
  of CFC Applied Holographics       (343,029)       (290,131)        (15,133)
                                ------------    ------------    ------------
Net income ..................   $  3,647,992    $  3,221,203    $  2,983,470
                                ============    ============    ============

Basic earnings
  per share (Note 11):
  Net Income and pro forma
    net income per share ....   $       0.82    $       0.71    $       0.66
Diluted earnings
  per share (Note 11):
  Net Income and pro forma
    net income per share ....   $       0.80    $       0.71    $       0.66


               The accompanying notes are an integral part of the
                       consolidated financial statements.




                             CFC INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                      December 31,
                                                      ------------
                                          1998            1997          1996
                                          ----            ----          ----
Cash flow from operating activities:
  Net income ......................   $ 3,647,992    $ 3,221,203    $ 2,983,470
   Adjustments to reconcile
    net income to net cash
    provided by operating
    activities:
      Depreciation and amortization     1,976,173      2,092,937      1,535,396
      Deferred income taxes .......       (91,667)       210,745        (26,027)
      Minority interest in
        CFC Applied Holographics ..       343,029        290,131         15,133
      Changes in assets and
        liabilities:
        Accounts receivable .......    (1,204,670)      (277,186)       (81,248)
        Inventories ...............     1,139,256     (1,134,997)      (733,456)
        Employee receivable .......       108,367        (33,095)       (57,740)
        Prepaid expenses and
          other current assets ....      (178,732)        (3,104)       (35,336)
        Accounts payable ..........      (906,094)       259,602        377,384
        Accrued bonus .............       476,446       (124,225)      (523,710)
        Accrued vacation ..........       254,684           --             --
        Accrued environmental
          liability ...............          --             --          (55,063)
        Accrued expenses and other
          current liabilities .....       603,856        187,839       (947,795)
  Net cash provided by operating
    activities ....................     6,168,640      4,689,850      2,451,008
                                      -----------    -----------    -----------

Cash flows from investing
  activities:
  Additions to property, plant and
    equipment .....................    (2,049,902)    (3,318,819)    (3,861,876)
  Restricted cash .................          --        1,510,827     (1,510,827)
  Increase in other assets ........          --             --          (87,900)
  Cash invested in acquired
    business ......................          --       (1,758,327)          --
                                      -----------    -----------    -----------
Net cash used in investing
  activities ......................    (2,049,902)    (3,566,319)    (5,460,603)
                                      -----------    -----------    -----------

Cash flows from financing
  activities:
  Proceeds from revolving credit
    agreements ....................       127,530      1,600,000      3,775,157
  Repayments of revolving credit
    agreements ....................          --       (1,600,000)    (3,775,157)
  Proceeds from term loans ........     2,625,000       (111,504)      (111,504)
  Repayment of term loans .........    (1,991,005)          --             --
  Borrowing under Illinois
    Revenue Bond, net .............          --             --        3,924,900
  Repayment of IRB ................      (200,250)      (200,250)          --
  Repayment of capital lease ......       (70,596)       (49,521)       (71,139)
  Minority interest payments ......            99           --          (62,845)
  Proceeds from issuance of
    common stock ..................        86,369        147,556        111,713
  Distributions to stockholders ...    (1,090,615)          --         (800,000)
                                      -----------    -----------    -----------
Net cash (used in) provided by
  financing activities ............      (513,468)      (213,719)     2,991,125
                                      -----------    -----------    -----------
Effect of exchange rate changes
  on cash and cash equivalents ....       (11,745)         3,555         29,693
                                      -----------    -----------    -----------

Increase in cash and
  cash equivalents ................     3,593,525        913,367         11,223

Cash and cash equivalents:
  Beginning of period .............     1,841,070        927,703        916,480
                                      -----------    -----------    -----------
  End of period ...................   $ 5,434,595    $ 1,841,070    $   927,703
                                      ===========    ===========    ===========


               The accompanying notes are an integral part of the
                       consolidated financial statements.




                             CFC INTERNATIONAL, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY




                                             Accumulated
                Class B  Additional            other                   Total
        Common   common  paid-in   Retained comprehensive Treasury stockholders'
         stock   stock   capital   earnings    income      stock       equity
         -----   -----   -------   --------    ------      -----       ------


Balance
 at
 December
 31,
 1995...$41,562 $5,340 $10,027,677 $ 2,127,177 $ (57,584)$  (190,713)$11,953,459

Compre-
hensive
 income:
 Net
 income.                             2,983,470                         2,983,470
 Foreign
 currency
 trans-
 lation
 adjust-
 ment ...                                         29,693                  29,693
         ------- ----- -----------  ---------- --------- ----------- -----------
Total
 compre-
 hensive
 income..                            2,983,470    29,693               3,013,163
Employee
 stock
 pur-
 chases..   142            111,571                                       111,713
Reclassify
 shares ..   53    (53)                                                       --
         ------- ----- -----------  ---------- --------- ----------- -----------
Balance
 at
 December
 31,
 1996....41,757  5,287  10,139,248   5,110,647   (27,891)   (190,713) 15,078,335

Compre-
 hensive
 income:
 Net
  income.                            3,221,203                         3,221,203
 Foreign
  currency
  trans-
  lation
  adjust-
  ment ...                                       (58,269)               (58,269)
         ------- ----- -----------  ---------- --------- ----------- -----------
Total
 compre-
 hensive
 income..                            3,221,203   (58,269)              3,162,934
Employee
 stock
 pur-
 chases..   147           144,691                                        144,838
Exercise
 of
 options.     3             2,716                                          2,719
Reclassify
 shares ..  105   (105)                                                       --
Shares
 issued
 (Note 2).  170           178,330                                        178,500
         ------- ----- -----------  ---------- --------- ----------- -----------
Balance
 at
 December
 31,
 1997....42,182  5,182  10,464,985   8,331,850   (86,160)   (190,713) 18,567,326

Compre-
 hensive
 income:
 Net
  income.                            3,647,992                         3,647,992
 Foreign
  currency
  trans-
  lation
  adjust-
  ment...                                       (130,692)              (130,692)
         ------- ----- -----------  ---------- --------- ----------- -----------
Total
 compre-
 hensive
 income..                            3,647,992  (130,692)              3,517,300
Employee
 stock
 pur-
 chases..     82           86,281                                         86,363
Exercise
 of
 options.     17               88                                            105
Repurchase
 of
 shares...                                               (1,200,458) (1,200,458)
         ------- ----- -----------  ---------- --------- ----------- -----------
Balance
 at
 December
 31,
 1998..$42,281 $5,182 $10,551,354 $11,979,842 $(216,852) $(1,391,171)$20,970,636
       ======= ====== =========== =========== ========== =========== ===========

               The accompanying notes are an integral part of the
                       consolidated financial statements.



                             CFC INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  Nature of Business and Significant Accounting Policies

Nature of business and principles of consolidation. CFC International, Inc. (the "Company") manufactures and sells coated film products and holograms. Its customers are primarily companies in the consumer products and medical supply industries. One pharmaceutical customer accounted for approximately 11, 13 and 12 percent of net sales during 1998, 1997 and 1996, respectively. The Company has no significant concentrations of credit risk.

All significant inter-company transactions have been eliminated. For purposes of description, all financial statements are referred to as "consolidated." Certain prior year amounts have been reclassified to conform to current year presentation.

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

Foreign currency translation. The functional currencies of CFC International, Ltd. (U.K.) and the Company's division located in Japan are their local currencies. The balance sheets of these entities are translated at year-end rates of exchange and their results of operations at weighted average rates of exchange for the year. Translation adjustments resulting from this process are recorded directly in stockholders' equity and will be included in the determination of net income only upon sale or liquidation of the entities, which is not contemplated at this time.

Earnings per share. See Note 10 for computation of basic and diluted earnings per share.

SFAS No. 123. Effective January 1, 1996, the Company adopted the "disclosure method" provisions of Statement of Financial Accounting Standards (SFAS No. 123) "Accounting for Stock-Based Compensation." As permitted by SFAS No. 123, the Company continues to recognize stock-based compensation costs under the intrinsic value base method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations.

Fair value of financial instruments. As of December 31, 1998, 1997 and 1996, the carrying amount of the Company's financial instruments approximates their estimated fair value based upon market prices for the same or similar type of financial instrument.

Comprehensive income. The Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." In accordance with SFAS No. 130, the Company changed its reporting to disclose comprehensive income and its components in the Company's Statement of Stockholders' Equity.

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



Intangibles. The excess of cost over the fair value of the net assets of businesses acquired was $1,617,421 and $1,758,269 at December 31, 1998 and 1997 respectively. Accumulated amortization amounted to $370,117 and $210,000 at December 31, 1998 and 1997, respectively. Amortization expense was $160,117, $123,000 and $57,000 in 1998, 1997 and 1996, respectively. Intangibles are amortized on a straight-line basis over periods of up to 15 years.

Statement of cash flows.
                            SUPPLEMENTAL DISCLOSURES

                                                For Year Ended December 31,
                                                ---------------------------
                                                  1998       1997       1996
                                                  ----       ----       ----
Cash paid during the year for:
     Interest paid .......................... $  471,270 $  358,000 $  209,000
     Income taxes paid ......................  1,511,000  2,270,000  2,026,000
Non-cash investing and financing
  activities:
  Lease assets and obligations capitalized...      --         --         --


Note 2.  Acquisition

On September 3, 1997, the Company acquired substantially all of the assets and assumed substantially all of the liabilities of NBNC. NBNC is a financial security printer of stock certificates and other intaglio printed documents. In consideration of this acquisition, the Company issued 17,000 shares of its common stock, par value $.01 per share (the "Common Stock"); delivered a ten-year, 6% subordinated note in the principal amount of $3,000,000 (the "Note"), convertible, in whole or in part, at the option of the holder beginning after the first anniversary of the Note, into Common Stock at a conversion price of $14.00 per share; delivered a short-term note in the principal amount of $1,500,000 which was paid in full on September 4, 1997; and paid $258,300 in cash. The Company has agreed to register for resale under the Securities Act of 1933, as amended, all shares of Common Stock to be issued upon conversion of the Note. The acquisition was accounted for using the purchase method of accounting. Approximately $1,500,000 of the cash purchase price was obtained by the Company through borrowings under the Company's revolving credit facility.

Note 3.  Property, Plant and Equipment

Property, plant and equipment consist of the following:
                                                       Estimated
                                    December 31,       Useful Life
                                    ------------       -----------
                                  1998          1997
                                  ----          ----
Land ...................... $    105,670  $    105,670
Building ..................    4,347,656     3,468,697  25 years
Machinery and manufacturing
  equipment ...............   21,348,256    20,704,707  10 years
Furniture and office
  equipment ...............    2,283,529     1,768,051  10 years
Construction in process ...         --            --
                            ------------  -------------
                              28,085,111    26,047,125
Less - Accumulated
  depreciation ............  (12,761,406)  (10,951,228)
                            ------------  -------------
                            $ 15,323,705  $ 15,095,897
                            ============  =============

Note 4.  Long-Term Debt

Long-term debt consists of the following:
                                    December 31,
                                    ------------
                                  1998        1997
                                  ----        ----
Illinois Revenue Bonds ...... $ 3,604,500 $ 3,804,750
Term Loan "A" ...............   2,612,285   1,655,304
Convertible Subordinated Note   2,666,667   3,000,000
Note Payable ................   1,548,103        --
Other .......................     192,725     125,444
                              ----------- -----------
                               10,624,280   8,585,498
Less - Amounts included in
  current liabilities .......   1,347,694     716,079
                              ----------- -----------
                              $ 9,276,586 $ 7,869,419
                              =========== ===========


Illinois Industrial Development Revenue Bonds. The Company received $4,005,000 of proceeds from the issuance of the bonds on June 20, 1996. The proceeds were used to fund the Company's 15,000 square foot addition to its primary production facility and the purchase of a new printing press for printed products. At December 31, 1996, the Company had $1,510,827 of restricted cash as a result of this issuance. The restriction on this cash was released during 1997 to fund costs associated with the printing press. Capitalized issuance costs of $172,391 are being amortized over the life of the bonds utilizing the straight-line method.

The bonds bear interest at rates, which are determined by the market and are reset weekly by the Remarketing Agent for the bonds. The maximum annual rate of interest that the bonds will bear is 12%. The annual rate of interest was 3.65% at December 31, 1998 and December 31, 1997. Annual principle payments of $200,250 began in 1997 and will continue through 2007. The balance of $1,802,250 is due and payable when the bonds mature on June 1, 2008.

Term Loan. Term Loan "A" is payable in monthly installments of $20,431 with a final principal payment of $2,287,412 due at maturity. Interest is payable monthly at a fixed rate of 7.05%. This term loan was renewed on November 13, 1998 and now matures on November 1, 2003.

Convertible Subordinated Debt. On September 3, 1997, the Company issued a ten-year, 6% convertible subordinated note in the principal amount of $3,000,000 with annual principal payments commencing in 1998 of $333,333. The Note was issued to the seller in the Company's acquisition of Northern Bank Note Company (see Note 2). The Note is convertible, in whole or in part, at the option of the holder beginning after the first anniversary of the Note, into Common Stock of the Company at a conversion price of $14.00 per share. The Note is non-callable for three years from the date of issuance. Thereafter, the Note is callable at premiums starting at 102% of face value and declining in subsequent years. In addition, the Note is callable by the Company ten days after the first anniversary of the Note if the Company's stock price exceeds 110% of the conversion price for twenty consecutive days. The Note bears interest at 6% per year, which is payable quarterly, and matures September 3, 2006.

The Note agreement contains covenants that include certain financial tests, including restrictions on indebtedness.

Note Payable. Effective October 1, 1998, CFC bought the remaining 25% owned by the joint venture partner of CFC Applied Holographics. CFC agreed to pay the joint venture partner it's minority interest in the amount of $1,548,103 on a quarterly basis over 4 years. Prior to October 1, 1998 and effective October 1, 1994, CFC held a 75% ownership interest in CFC Applied Holographics, a partnership formed to manufacture and market holograms.

Revolving Credit Arrangements. The Company and its subsidiaries have various revolving credit arrangements that provide for maximum borrowings of approximately $6,096,000. Under these revolving credit arrangements, interest is payable at either the respective bank's prime rate (7.75% and 8.50% at December 31, 1998 and 1997, respectively) or 2% over the Bank of England's sterling base rate (6.25% and 7.25% at December 31, 1998 and 1997, respectively). The revolving credit arrangements expire at various dates in 1999. No amounts were outstanding under the Company's main credit line of $4.5 million at December 31, 1998 and 1997. The Company is required to pay a quarterly fee for the unused portion on one of its facilities at an amount equal to .25% times the daily average of the unused portion. Such payments in 1998, 1997 and 1996 were not significant.

The bank agreements contain covenants which, among other things, restrict new indebtedness and dividend declarations, and prohibit net losses. The borrowings are secured by substantially all of the Company's assets.

Aggregate minimum principal payments for all long-term debt, excluding capital lease obligations, as of December 31, 1998 are as follows:

1999 ................................................               $1,165,781
2000 ................................................                1,165,781
2001 ................................................                1,165,781
2002 ................................................                1,165,781
2003 ................................................                2,177,876
Thereafter ..........................................                3,603,250
                                                                   -----------
                                                                   $10,444,270
                                                                   ===========
Note 5.  Income Taxes

The income tax provision (benefit) consists of the following:

                            For Year Ended December 31,
                            ---------------------------
                       1998           1997           1996
                       ----           ----           ----
Current Payable:
     Federal ...   $ 1,742,970    $ 1,805,870    $ 1,488,424
     State .....       406,356        337,215        340,784
     Foreign ...       201,948       (146,809)        27,960
Deferred .......       (91,667)       210,745        (26,027)
                   -----------    -----------    -----------
                   $ 2,259,607    $ 2,207,021    $ 1,831,141
                   ===========    ===========    ===========


The provisions for income taxes differ from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to income from continuing operations before income taxes and minority interest as a result of the following differences:
                                      1998     1997    1996
                                     Actual   Actual  Actual
                                     ------   ------  ------
Statutory U.S. tax rates ........     34.0%    34.0%   34.0%
Decrease in rates resulting from:
     State and local taxes ......      4.3%     4.7%    4.7%
     Decrease in valuation
      allowance .................       --       --      --
     AMT credit .................       --       --    (1.5%)
     Other, net .................     (2.1%)    2.0%    0.7%
                                       ----     ----    ----
Effective tax rate ..............     36.2%    40.7%   37.9%
                                      =====    =====   =====


Deferred tax liabilities (assets) are as follows:

                                           December 31,
                                           ------------
                                       1998            1997
                                       ----            ----
Depreciation ..................... $ 2,041,117     $ 2,067,985
Other, net .......................    (799,819)       (735,020)
                                   -----------     -----------
                                   $ 1,241,298     $ 1,332,965
                                   ===========     ===========


Note 6.  Business Segment and International Operations

The Company has adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." The Company and its subsidiaries operate in a single business segment, which is the formulating and manufacturing of chemically-complex, multi-layered functional coatings. The Company produces five primary types of coating products. Sales for each of these products (in millions) for 1998, 1997, and 1996 were as follows:

                                            1998     1997     1996
                                            ----     ----     ----

Printed Products                            $18.2    $16.1    $14.6
Pharmaceutical Products                       8.9      8.1      7.9
Security Products                            10.1      6.8      3.8
Holographic Products                          8.9      5.6      4.3
Simulated Metal and Other
    Pigmented Products                        4.9      5.7      6.6
                                            -----    -----    -----

Total                                       $51.0    $42.3    $37.2
                                            =====    =====    =====


The following is sales and long-lived asset information by geographic area as of and for the years ended December 31:

                          Sales                         Net Fixed Assets
         -----------------------------------------  --------------------------
             1998          1997          1996           1998         1997
             ----          ----          ----           ----         ----

United
 States.. $35,919,399   $28,991,624   $25,213,333   $15,162,865   $14,915,280
Foreign..  15,128,000    13,327,523    12,014,000       160,840       180,617
          -----------   -----------   -----------   -----------   -----------
          $51,047,399   $42,319,147   $37,227,333   $15,323,705   $15,095,897
          ===========   ===========   ===========   ===========   ===========

Foreign revenue is based on the country in which the customer is domiciled. Revenue from no single foreign country was material to the consolidated revenues of the Company.


Note 7.  International Operations and Export Sales

CFC International, Ltd. (U.K.) is engaged in selling the Company's products throughout the United Kingdom and Europe. The following data in U.S. dollars, relative to the subsidiary, is included in the accompanying financial statements as of and for the year ended December 31:

                       1998         1997         1996
                       ----         ----         ----
Assets ........     $1,997,537   $1,469,032   $1,141,614
Liabilities....        410,087      255,975       70,726
Net Sales .....      7,118,662    6,673,591    4,819,567
Net Income ....        507,238      134,736       73,332

The Company has a division engaged in selling the Company's products throughout Japan. The following data in U.S. dollars, relative to the division, is included in the accompanying financial statements as of and for the year ended December 31:

                            1998           1997           1996
                            ----           ----           ----
Assets ............   $   140,323    $   422,353    $   636,896
Liabilities .......        33,661        110,615         37,204
Net Sales .........     1,024,530      1,197,662      1,414,216
Net Income/(Loss)..      (207,228)      (222,254)       (11,526)

Export sales from U.S. operations amounted to $6,984,808, $5,456,000 and $5,783,000 in 1998, 1997 and 1996, respectively.


Note 8.  Profit Sharing Plan

The Company maintains a profit sharing/401(K) plan for the benefit of all eligible employees, as defined under the plan agreement. Annual profit sharing contributions are discretionary as determined by the Board of Directors and are funded as accrued. Eligible employees may also contribute up to 18% of their compensation to the plan subject to the maximum deferral limitations established by the IRS. Employee contributions are matched by the Company at the rate of 50% on the first 4% of the employee's compensation. The Company had no discretionary profit sharing expense for the three years presented. The Company incurred approximately $105,000, $86,000 and $81,000 of 401(K) matching expense during 1998, 1997 and 1996, respectively.



Note 9.  Stockholders' Equity

The Company has authorized 750 shares of Voting Preferred Stock, par value $.01 per share, which has no preemptive, conversion, redemption, or exchange rights. Dividends and liquidation preference shall be applied to the purchase price per share. The Company's principal stockholder holds an option to purchase 534 shares of voting preferred stock, subject to anti-dilution adjustments, par value $.01 per share, which voting preferred stock is entitled to 1,000 votes per share, quarterly dividends at an annual rate equal to the prime rate in effect as of the prior December 31 applied to the $500 per share exercise price and a liquidation preference of $500 per share plus any accumulated and unpaid dividends. The option is currently exercisable, and is not transferable.


Common stock and Class B common stock have identical rights and privileges except for voting and conversion rights. Class B common stock is nonvoting, and is convertible at any time into an equal number of shares of common stock except that the conversion option is not available to any Class B common stockholder affiliated with the Company's principal common stockholder. During 1998, 1997 and 1996, 0, 10,520, and 5,340 shares, respectively, of Class B common stock were converted into an equal number of shares of common stock. In January 1998, the Company agreed to purchase all the common stock, 79,509 shares, held by a former executive in the amount of $755,336, of which 644,784 was paid in cash. The balance of $110,552 was offset against the note receivable due from the former executive to the Company.


Note 10.  Stock Plans

Stock Option Plan. The Company's stockholders approved a Stock Option Plan (the "Plan") in August 1995, which provides for the grant of non-qualified stock options to employees and directors of the Company and its subsidiaries. A total of 250,000 shares of common stock are reserved for issuance under the Plan, subject to anti-dilution and adjustment provisions. No options may be granted under the Plan after August 15, 2005. If an option expires or is terminated or canceled unexercised, the shares related to such options are returned to the total shares reserved for issuance. The Plan is administered by a committee appointed by the Board of Directors, which determines the term of each option, option price, and number of shares for which each option is granted.

All options have terms of ten years, and employee options generally vest over a period of four years. Options granted in connection with the 1997 Executive Performance Plan ("Performance Plan") vest over a period of 9.5 years unless certain Company performance criteria are achieved, in which case vesting of a portion of the total options for each executive employee under the Performance Plan is accelerated to a period of two years, upon the election of each executive. Based on 1998 Company performance and executive elections, executives under the Performance Plan will vest in 7,748 shares over the two-year period ending December 31, 2001. The range of exercise prices for options under the Plan at December 31, 1998 is $10.88 to $15.25, with a weighted average remaining contractual life of 8.8 years.

Stock option activity in 1998, 1997 and 1996 for the Plan is summarized below:

                           1998             1997              1996
                           ----             ----              ----
                                                   Average           Average
                                 Average           Option            Option
                       Shares    Option   Shares   Price    Shares   Price
                                                     Price
Beginning balance      174,783   $11.86   76,673   $10.78        -   $ -
Granted                 38,810    11.47   99,610   $12.69   77,673   $10.78
Forfeited              (44,354)   11.92   (1,250)  $11.52   (1,000)  $10.88
Exercised               (1,668)     .06     (250)  $10.88        -   $ -
                       --------  ------  --------           -------
Ending Balance         167,571    11.87  174,783   $11.86   76,673   $10.78
                                         ========  ======   =======  ======

Options exercisable
  at year end           46,768   $11.54   18,918   $10.77        -   $ -
                       ========  ======  ========  ======    ======  ======

Average fair value
  of options
 outstanding at
 the end of the year            $  6.04           $ 6.07             $ 4.67
                                =======           ======             ======



Director Stock Option Plan. In August 1995, the Company's stockholders approved a Director Stock Option Plan (the "DSOP"), which is administered by the Board of Directors. Options may be granted under the DSOP only to non-employee directors of the Company. A total of 50,000 shares of common stock are reserved for issuance under the DSOP, subject to anti-dilution and other adjustment provisions. An option to purchase 10,000 shares of the Company's stock was granted to each of the three non-employee directors of the Company effective upon the closing of the initial public offering at an exercise price equal to the initial public offering price of $9.50 per share. Each additional non-employee director elected to the Company's Board of Directors will be granted an option to purchase 10,000 shares of common stock upon election, at the fair market value at the date of such grant. The term of each option is ten years subject to earlier termination if the optionee's service as a director terminates. Each option becomes exercisable with respect to 25% of the shares upon expiration of each successive twelve-month period after the date of grant. The range of exercise prices for options under the DSOP at December 31, 1998 is $8.75 to $9.50, with a weighted average remaining contractual life of 8.3 years.

Stock option activity in 1998, 1997 and 1996 for the DSOP is summarized below:


                             1998             1997              1996
                      ------------------ ---------------- -----------------
                                Average           Average           Average
                                Option            Option            Option
                       Shares   Price    Shares   Price    Shares   Price
Beginning balance..... 40,000   $ 9.31   30,000   $ 9.50   30,000   $  9.50
Granted...............      -            10,000     8.75        -         -
                       ------            ------            ------
Ending balance........ 40,000   $ 9.31   40,000   $ 9.31   30,000   $  9.50
                       ======   ======   ======   ======   ======   =======

Options exercisable
  at year end.....     25,000   $ 9.43   15,000   $ 9.50    7,500   $  9.50
                       ======   ======   ======   ======    =====   =======
Average fair
  value of
  options
  outstanding
  at the end
  of the year.....              $ 3.82            $ 4.22            $     -
                                ======            ======            =======


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

The Company applies APB 25 and related Interpretations in accounting for the aforementioned stock plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company's fixed stock option plans been determined based upon the fair value based method, as defined in SFAS No. 123, the Company's net earnings per share would have been reduced to the pro-forma amounts indicated below:

                                             1998        1997        1996
                                             ----        ----        ----
Proforma net income
  (dollars in thousands) ............   $    3,500   $   3,031   $   2,928
Proforma earnings per share (basic) .   $     0.80   $    0.67   $    0.65
Proforma earnings per share (diluted)   $     0.78   $    0.67   $    0.65

The effects of applying SFAS 123 on the above pro-forma information are not indicative of future amounts, as such amounts are likely to be affected by the number of grants awarded.



Employee Stock Purchase Plan. In August 1995, the Company's stockholders approved an Employee Stock Purchase Plan (the "Stock Purchase Plan") which is administered by a committee appointed by the Board of Directors. Pursuant to the Stock Purchase Plan, 100,000 shares of common stock are reserved for issuance, which may be offered for sale to employees through annual options to be granted in the five-year period commencing January 1, 1996. During 1998, 1997 and 1996 respectively, 8,243, 14,816 and 14,114 shares of common stock were issued pursuant to the Stock Purchase Plan. The Stock Purchase Plan is intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code. Generally, all persons who have been employed by the Company on a full-time basis for at least six months, except holders of more than 5% of the Company's common stock, are eligible to participate in the Stock Purchase Plan. The Stock Purchase Plan permits eligible employees to purchase common stock (which may not exceed the lesser of $10,000 or 10% of an employee's compensation), at 95% of the fair market value of the common stock at the grant date or exercise date, whichever is less. The shares are purchased automatically at the end of the quarter for such number as may be purchased with the accumulated payroll deductions of the employee on that date. Employees may terminate their participation in the Stock Purchase Plan at any time and participation automatically ends upon termination of employment with the Company. The Stock Purchase Plan will terminate at any time upon the discretion of the Board of Directors or when the participating employees become entitled to purchase a number of shares equal to the number of shares remaining.

Note 11.  Earnings per Share

                                               1998
                                 -----------------------------
                                                          Per
                                   Income      Shares    Share
Basic Earnings per Share:
Income available to Common
     Stockholders............... $3,647,992  4,453,870    $0.82

Effect of Dilutive Securities:
     Options exercisable........                 5,254
     Convertible debt...........   $105,000    202,381
Diluted Earnings per Share...... $3,752,992  4,661,505    $0.80

                                               1997
                                 -----------------------------
                                                          Per
                                   Income      Shares    Share
Basic Earnings per Share:
Income available to Common
     Stockholders............... $3,221,203  4,529,562    $0.71

Effect of Dilutive Securities:
     Options exercisable........                11,001
     Convertible debt...........    $36,000     71,428
Diluted Earnings per Share...... $3,257,203  4,611,991    $0.71


                                               1996
                                 -----------------------------
                                                          Per
                                   Income      Shares    Share
Basic Earnings per Share:
Income available to Common
     Stockholders............... $2,983,470   4,504,067   $0.66

Effect of Dilutive Securities:
     Options exercisable........     12,534
     Convertible debt...........
Diluted Earnings per Share...... $2,983,470   4,516,601   $0.66


Note 12.  CFC Applied Holographics

Effective October 1, 1998, the Company bought the remaining 25% owned by the joint venture partner of CFC Applied Holographics. The Company agreed to pay the joint venture partner it's minority interest in the amount of $1,548,103 on a quarterly basis over 4 years. The partner agreed to reimburse 50% of the costs of the Ventura, California optical research and development laboratory. Prior to October 1, 1998 and effective October 1, 1994, the Company held a 75% ownership interest in CFC Applied Holographics, a partnership formed to manufacture and market holograms.



Note 13.  Commitments and Contingencies

The Company's former parent has been named by government environmental agencies as a "potentially responsible party" with respect to a waste disposal site. The former parent and other potentially responsible parties have entered into a settlement agreement with such agencies that provides for the remediation of the site, estimated to cost approximately $40 million, based upon currently available facts. While the Company has been named a potentially responsible party, the former parent and the Company have reached an agreement whereby the former parent and the Company will share equally in 0.7% (or .35% each) of the total cost of remediation that is ultimately determined to be attributed to waste produced by the Company's former parent. Additionally, the Company and nineteen other parties were defendants in litigation filed by another party at the same site seeking reimbursement for some portion of the $1 million spent for clean up outside of the aforementioned settlement. The Company paid $4,000 in full settlement of this suit in 1995. In 1992, the Company recorded a liability of $300,000 related to these matters, of which approximately $50,000 was paid in 1996. It is management's opinion, based upon investigation of the quantities and types of waste and the other parties involved, that the Company's share of any liability will not substantially exceed the accrual of $246,000 at December 31, 1998. The adequacy of this reserve is reviewed periodically as more definitive information becomes available.

The Company has non-cancellable operating leases for which future minimum rental commitments are estimated to total $448,182, including $74,697 in 1999, $74,697 in 2000, $74,697 in 2001, $74,697 in 2002, $74,697 in 2003, and $68,472
thereafter. Rental expense under operating leases totalled $6,225 in 1998 and $0 in 1997.


Note 14. Selected quarterly financial data (unaudited), in thousands, except per share data

                                        Quarter Ended
                                        -------------
            Dec. 31  Sept. 30 June 30  Mar. 31 Dec. 31  Sept. 30 June 30 Mar. 31
               1998     1998     1998     1998    1997     1997    1997    1997
               ----     ----     ----     ----    ----     ----    ----    ----
Revenues ....$12,811  $12,464  $13,111  $12,661 $11,584  $10,927  $9,999  $9,810
Gross
  Profit ....  4,931    4,639    4,698    4,865   4,305    4,160   3,762   4,029
Operating
  Income ....  1,659    1,680    1,767    2,027   1,404    1,668   1,194   1,800
Net Income ..    800      831      980    1,035     692      831     667   1,031
Basic
  earnings
  per share .    .19      .19      .21      .23     .15      .18     .15     .23
Diluted
  earnings
  per share .    .18      .18      .21      .23     .15      .18      .15    .23


Note 15.  Business Acquisition

In December 1998 the Company signed a Letter of Intent to acquire substantially all of the assets and assume substantially all of the liabilities of Oeserwerk KG (Oeserwerk), a German specialty chemical coatings manufacturer. Consummation of the acquisition is expected to occur by April 30, 1999, and is subject to various conditions, including, but not limited to, approval by the Company's Board of Directors and partners of Oeserwerk. Oeserwerk, which is headquartered in Goppingen, Germany produces coatings for the pigmented and simulated metals markets and has the production capabilities for signature panel, magnetic stripe and printed products. Oeserwerk had sales in 1998 of approximately $25 million. In consideration of the acquisition, the Company expects to issue shares, pay cash and assume debt for a total purchase price of approximately $16 million. The acquisition will be accounted for under the purchase method of accounting.



ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
               AND FINANCIAL DISCLOSURE

None.




PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors
---------

The information appearing under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held in 1998 (the "Proxy Statement"), is incorporated herein by reference.

Executive Officers
------------------

Set forth below are the names of the executive officers of the Company and its subsidiaries, their ages at December 31, 1998, the positions they hold with the Company or its subsidiaries, and summaries of their business experience. Executive officers of the Company are elected by and serve at the discretion of the Board of Directors of the Company.


Name                                             Age       Position
----                                             ---       --------
Roger F. Hruby..........................         64       Chairman of the Board
                                                          of Directors,
                                                          Chief Executive
                                                          Officer

Richard L. Garthwaite*..................         48       President, Chief
                                                          Operating Officer
                                                          and Director

Dennis W. Lakomy........................         54       Vice President, Chief
                                                          Financial Officer,
                                                          Secretary, Treasurer
                                                          and Director

Mark A. Lamb............................         47       Vice President and
                                                          General Manager
                                                          - Security Printing

William A. Herring......................         52       Senior Vice President
                                                          of Operations

Robert E. Jurgens.......................         57       Senior Vice President
                                                          of Sales & Marketing

Craig D. Newswanger.....................         45       Vice President of
                                                          Research & Development
                                                          - Holographics

Jeffrey E. Norby........................         43       Controller

Peter C. McGillivray....................         54       Managing Director
                                                          - United Kingdom
                                                          Operations

Shigemitsu Takashima....................         64       Managing Director
                                                          - Japan Operations


* Richard Garthwaite was appointed President and Chief Operating Officer of CFC International, Inc. on January 14, 1999. He was also appointed a Director on March 26, 1999.



Roger F. Hruby, Chairman of the Board, Chief Executive Officer, and President and Chief Operating Officer of the Company's predecessor, Bee Chemical, from 1977 until the sale of that company to Morton Thiokol, Inc., in 1985, at which time Mr. Hruby also became its Chief Executive Officer. Mr. Hruby also organized the formation of Bee Chemical's Japanese joint venture in 1970 and supervised its growth from a start-up venture to a significant manufacturing company with sales in excess of $40 million. In 1986, Mr. Hruby formed the Company, which purchased Bee Chemical's specialty transferable solid coatings division from Morton Thiokol and has been Chairman of the Board, Chief Executive Officer, and until June 1995, President of the Company since the date of its incorporation. Mr. Hruby has been involved in the specialty chemical industry since 1958. Mr. Hruby earned a bachelors degree in chemistry from North Central College and a Masters of Business Administration from the University of Chicago.

Richard L. Garthwaite, President, Chief Operating Officer and a Director, joined the Company in January 1999. Prior to joining the Company, Mr. Garthwaite served from 1990 as President and Chief Executive Officer of A.L. Hyde Company. Mr. Garthwaite earned a bachelors degree from The University of Michigan cum laude and a masters degree of business administration from Harvard Business School.

Dennis W. Lakomy, Vice President, Chief Financial Officer, Secretary, Treasurer and a Director of the Company, joined Bee Chemical in 1975 and served as Vice President and Controller of that company from 1982 until co-founding CFC with Mr. Hruby in 1986. Mr. Lakomy was elected a director of the Company in August 1995. Mr. Lakomy earned a bachelors degree in accounting from Loyola University of Chicago and a Masters of Business Administration from the University of Chicago.

William A. Herring, Senior Vice President of Operations of the Company, joined the Company in June 1996. Prior to joining the Company, Mr. Herring served from 1992 as Vice President - Manufacturing and Technology with Central Products Company, where he was responsible for three manufacturing locations and five distribution centers. Mr. Herring earned a bachelors and a masters degree from the University of Missouri in Chemical Engineering.

Robert E. Jurgens, Senior Vice President of Sales and Marketing, joined the Company in June 1987. Prior to joining the Company, Mr. Jurgens served in successive senior management positions with White Graphic Systems. Mr. Jurgens began his career with White Graphics Systems in 1966 in sales and design. Mr. Jurgens earned a bachelors degree from Indiana University.

Mark A. Lamb, Vice President and General Manager of CFC-Northern Bank Note joined Northern Bank Note in 1977, and has held various positions in production, sales and marketing and executive management before assuming the General Manager position in September 1997. Mr. Lamb holds a B.S. Degree from Northern Illinois University and graduated from the Printing Industry of America's Executive Development Program.

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




ITEM 11.  EXECUTIVE COMPENSATION

Information appearing under the caption "Management Compensation" in the Proxy Statement is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information appearing under the caption "Principal Stockholders" in the Proxy Statement is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information appearing under the caption "Certain Transactions" in the Proxy Statement is incorporated herein by reference.



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

(a) (3)  Exhibits
         The exhibits to this report are listed in the Exhibit Index included elsewhere herein. Included in the exhibits listed therein are the following exhibits, which constitute management contracts or compensatory plans or arrangements.

         10.2     Stock Option Plan of the Company
         10.3     Director Stock Option Plan of the Company
         10.4     Employee Stock Purchase Plan of the Company

(b)      Reports on Form 8-K
         The Company filed a Report on Form 8-K dated December 15, 1998 relating to the Company's agreement in principal to acquire Oeserwerk KG, a German manufacturer of specialty chemical coatings.


(c)      Exhibits


       Exhibit
       Number     Description of Exhibit
       ------     ----------------------

         3.1 Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's registration statement on Form S-1, Registration
                  No. 33-96110).

         3.2 Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's registration statement on Form S-1, Registration No. 33-96110).

         4.1 Specimen Certificate Representing Shares of Common Stock (incorporated by reference to Exhibit 4.1 to the Company's registration statement on Form S-1, Registration
                  No. 33-96110).

         10.1(a) Amended and Restated Credit Agreement, dated as of March 18, 1992, between the Company and LaSalle Northwest National Bank, as amended (the "Credit Agreement") (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1, Registration No. 33-96110).

         10.1(b) Tenth Amendment to the Credit Agreement, dated as of June 1, 1996, and related documents (incorporated by reference to Exhibit 10.1(b.) to the Company's Report on Form 10-K for the year ended December 31, 1997).

         10.1(c) Eleventh Amendment to the Credit Agreement, dated as of February 1, 1997, and related documents (incorporated by reference to Exhibit 10.1(c) to the Company's Report on Form 10-K for the year ended December 31, 1997).

         10.1(d) Twelfth Amendment to the Credit Agreement, dated as of March 3, 1997, and related documents (incorporated by reference to Exhibit 10.1(d) to the Company's Report on Form 10-K for the year ended December 31, 1997).

         10.1(e) Sixth Amendment to Mortgage and Assignment of Rents and Leases, dated as of November 13, 1998, and related documents.

         10.2 Stock Option Plan of the Company (incorporated by reference to Exhibit 10.7 to the Company's registration statement on Form S-1, Registration No. 33-96110).

         10.3 Director Stock Option Plan of the Company (incorporated by reference to Exhibit 10.8 to the Company's registration statement on Form S-1, Registration No. 33-96110).

         10.4 Employee Stock Purchase Plan of the Company (incorporated by reference to Exhibit 10.9 to the Company's registration statement on Form S-1, Registration No. 33-96110).

         10.5 Stock Option Agreement, dated August 18, 1995, between the Company and Roger F. Hruby, as amended (incorporated by reference to Exhibit 10.10 to the Company's registration statement on Form S-1, Registration No. 33-96110).

         10.6 CFC Applied Holographics Joint Venture Agreement dated April 1, 1992, among the Company, CFC Management, Inc., Applied Holographics PLC, and Applied Holographics, Inc., as amended, and related Partnership Agreement, Representation Agreement, and License Agreement (incorporated by reference to Exhibit
                 10.13 to the Company's registration statement on Form S-1, Registration No. 33-96110).

         10.7(a) Purchase  Agreement,  dated  November  18,  1994,  between the
                 Company and Baxter Healthcare Corporation (incorporated by reference to Exhibit 10.14 to the Company's registration statement on Form S-1, Registration No. 33-96110).

         10.7(b) Baxter Healthcare Corporation contract renewed on February 15,
                 1998.

         10.8 Form of Indemnification Agreement between the Company and each of its Officers and Directors (incorporated by reference to Exhibit 10.15 to the Company's registration statement on Form S-1, Registration No. 33-96110).

         21.1    List of Subsidiaries of the Company

         23.1    Consent of Experts and Counsel

         27.1    Financial Data Schedule



                             CFC INTERNATIONAL, INC.
                          FINANCIAL STATEMENT SCHEDULES
                  SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS





                                          Additions
                              Balance at  Charged To                 Balance
                              Beginning   Costs and                  at end
       Description            Of Year      Expenses   Deductions*   Of Year
       -----------            -------      --------   -----------   -------
                                            (in thousands)

Year Ended December 31, 1996
  Allowance for Doubtful
  Accounts .................   $   348     $ 1,244     $(1,027)     $   565

Year Ended December 31, 1997
  Allowance for Doubtful
  Accounts .................   $   565     $ 1,275     $(1,228)     $   612

Year Ended December 31, 1998
  Allowance for Doubtful
  Accounts .................   $   612     $ 1,492     $(1,479)     $   625

-------------------------
*  Deductions represent amounts written off.




                                   SIGNATURES


Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 19, 1999.


                              CFC INTERNATIONAL, INC.

                              By:         /s/  ROGER F. HRUBY
                              -----------------------------------
                                          Roger F. Hruby
                                          Chairman of the Board of Directors,
                                          Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 19, 1999.

     Signature                               Title
     ---------                               -----

     Principal Executive Officer:


     /s/ ROGER F. HRUBY                      Chairman of the Board of Directors,
     --------------------------------------  Chief Executive Officer
         Roger F. Hruby




     Principal Financial Officer:


     /s/ DENNIS W. LAKOMY                    Vice President, Chief Financial
     ----------------------------------      Officer, Secretary, Treasurer, and
         Dennis W. Lakomy                    Director


     Principal Accounting Officer:


     /s/ JEFFREY E. NORBY                    Controller
     -----------------------------------
         Jeffrey E. Norby




     Signature                               Title
     ---------                               -----

     A Majority of the Directors:


     /s/ ROGER F. HRUBY                      Director
     ------------------------------------
         Roger F. Hruby



     /s/ WILLIAM G. BROWN                    Director
     ------------------------------------
         William G. Brown



     /s/ ROBERT B. COVALT                    Director
     ------------------------------------
         Robert B. Covalt



     /s/ DENNIS W. LAKOMY                    Director
     -------------------------------------
         Dennis W. Lakomy


     /s/ RICHARD L. GARTHWAITE               Director
     -------------------------------------
         Richard L. Garthwaite


     /s/ RICHARD PIERCE                      Director
     --------------------------------------
         Richard Pierce


     /s/ DAVID D. WESSELINK                  Director
     --------------------------------------
         David D. Wesselink



                                  Exhibit 23.1


We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 333-2978 and 333-32481), and in the Prospectus constituting part of the Registration Statement on Form S-3 (No. 333-47719) of CFC International, Inc. of our report dated February 10, 1999.






PricewaterhouseCoopers LLP
Chicago, Illinois
March 29, 1999