Form 10-Q
period 1999-03-31
CFC INTERNATIONAL INC
filed 1999-05-12
CIK 949859

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q


(Mark One)
                    X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1999

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

                           YES  ( X )                       NO  (     )

As of May 12, 1999, the Registrant had issued and outstanding 4,049,572 shares of Common Stock, par value $.01 per share, and 518,169 shares of Class B Common Stock, par value $.01 per share.





                             CFC INTERNATIONAL, INC.

                               INDEX TO FORM 10-Q

                                                                 Page

Part I - Financial Information:

     Item 1 - Financial Statements

          Consolidated Balance Sheets - March 31, 1999 and
          December 31, 1998...................................      3

          Consolidated Statements of Income for the
          three (3) months ended March 31, 1999
          and March 31, 1998..................................      4

          Consolidated Statements of Cash Flows for the
          three (3) months ended March 31, 1999
          and March 31, 1998..................................      5

          Notes to Consolidated Financial Statements..........    6-7

     Item 2 - Management's Discussion and Analysis
          of Financial Condition and Results of Operations....   8-11

Part II - Other Information:

     Item 6.  Exhibits........................................     12

     Signatures...............................................     13







                                     Part I
                          Item 1. Financial Statements

                             CFC INTERNATIONAL, INC.

                         CONSOLIDATED BALANCE SHEETS AT

                      MARCH 31, 1999 AND DECEMBER 31, 1998


                                             March 31,          December 31,
                                               1999                 1998
                                               ----                 ----
                                           (Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents ...............   $  2,461,534    $  5,434,595
Accounts receivable, less allowance for
   doubtful accounts of $1,180,646 and
   $625,000 respectively ................     11,258,393       7,767,135
Employee receivable .....................         36,589          35,653
Inventories:
   Raw materials ........................      1,430,491       1,281,868
   Work in process ......................      1,566,017       1,233,287
   Finished goods .......................      8,634,565       4,919,531
                                            ------------    ------------
                                              11,631,073       7,434,686
Prepaid expenses and other
   current assets .......................      1,146,640         687,506
Deferred income taxes ...................        868,976         868,976
                                            ------------    ------------
      Total current assets ..............     27,403,205      22,228,551
                                            ------------    ------------
PROPERTY, PLANT AND
   EQUIPMENT, NET .......................     26,481,561      15,323,705
Other assets ............................      1,953,868       1,727,440
                                            ------------    ------------

      Total assets ......................   $ 55,838,634    $ 39,279,696
                                            ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt .......   $  3,982,020    $  1,347,693
Accounts payable ........................      5,038,886       2,187,784
Accrued environmental liability .........        244,937         244,937
Accrued bonus ...........................        102,079         550,944
Accrued vacation ........................        542,602         559,357
Other accrued expenses and
   current liabilities ..................      5,110,640       2,031,484
                                            ------------    ------------
      Total current liabilities .........     15,021,164       6,922,199
                                            ------------    ------------
DEFERRED INCOME TAXES ...................      1,443,607       2,110,274
LONG-TERM DEBT ..........................     16,712,387       9,276,587
                                            ------------    ------------
      Total liabilities .................     33,177,158      18,309,060
                                            ------------    ------------
STOCKHOLDERS' EQUITY:
Common stock, $.01 par value,
   10,000,000 shares authorized 4,378,771
   and 4,226,469 shares issued at
   March 31, 1999 and December 31, 1998 .         43,304          42,281
Class B common stock, $.01
   par value, 750,000 shares
   authorized, 518,169 shares
   issued and outstanding at
   March 31, 1999 and December 31, 1998 .          5,182           5,182
Additional paid-in capital ..............     11,464,091      10,551,354
Retained earnings .......................     12,761,925      11,979,842
Cumulative translation adjustment .......       (221,855)       (216,852)
                                            ------------    ------------
                                              24,052,647      22,361,807
Less 331,346 and 331,346
   treasury shares of common stock,
   at cost at March 31, 1999
   and December 31, 1998 ................     (1,391,171)     (1,391,171)
                                            ------------    ------------
                                              22,661,476      20,970,636
Total liabilities and
   stockholders' equity .................   $ 55,838,634    $ 39,279,696
                                            ============    ============


                 The accompanying notes are an integral part of
                           the financial statements.




                             CFC INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998




                                      Three Months Ended March 31,

                                           1999           1998
                                           ----           ----
                                              (Unaudited)

Net sales .........................   $ 13,004,066   $ 12,661,137
Cost of goods sold ................      8,263,307      7,796,135
                                      ------------   ------------
Gross profit ......................      4,740,760      4,865,002
Marketing and selling expenses ....      1,405,605      1,358,197
General and administrative expenses      1,356,779      1,114,042
Research and development expenses .        397,146        366,247
                                      ------------   ------------
                                         3,159,530      2,838,486
                                      ------------   ------------

Operating income ..................      1,581,230      2,026,516
Other expenses:
     Interest .....................        150,384        165,165
     Miscellaneous ................         73,094         19,463
                                      ------------   ------------
                                           223,478        184,628
                                      ------------   ------------
Income before income taxes
  and minority interest ...........      1,357,752      1,841,888
Provision for income taxes ........        575,669        664,392
                                      ------------   ------------
                                           782,083      1,177,496

Minority interest in income
  of CFC Applied Holographics .....           --         (139,904)
                                      ------------   ------------
Net Income ........................   $    782,083   $  1,037,592
                                      ============   ============


Basic earnings per share ..........   $       0.17   $       0.23

Diluted earnings per share ........   $       0.17   $       0.23



                 The accompanying notes are an integral part of
                           the financial statements.




                             CFC INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998


                                            Three Months Ended March 31,
                                                1999          1998
                                                ----          ----
                                                    (Unaudited)
Cash flow from operating activities:
   Net income ..........................   $   782,083    $ 1,037,592
   Adjustments to reconcile net
     income to net cash  provided
     by operating activities:
      Depreciation and amortization ....       608,322        574,893
      Minority interest in
        CFC Applied Holographics .......          --          139,924
      Changes in assets and liabilities:
        Accounts receivable ............      (213,647)      (121,285)
        Inventories ....................       572,191        480,852
        Employee receivable ............          (936)          --
        Prepaid expenses and other
          current assets ...............      (581,451)      (137,317)
        Accounts payable ...............       966,890        320,773
        Accrued vacation ...............       (16,755)          (534)
        Accrued bonus ..................      (448,865)       298,981
        Accrued expenses and other
          current liabilities ..........      (194,372)        18,372
                                           -----------    -----------
Net cash provided by
  operating activities .................     1,474,460      2,612,251
                                           -----------    -----------

Cash flows from investing activities:
  Additions to property, plant
    and equipment ......................    (1,055,621)      (508,744)
    Cash paid for acquired business ....    (3,265,301)          --
                                           -----------    -----------
Net cash used in investing activities ..    (4,320,922)      (508,744)
                                           -----------    -----------

Cash flows from financing activities:
  Proceeds from term loans .............        10,981           --
  Repayment of term loans ..............      (162,118)       (27,876)
  Repayment of capital lease ...........        (6,619)       (18,165)
  Net proceeds and disbursements
    of loans to employees ..............          --           (5,288)
  Proceeds from issuance of stock ......        36,160         27,345
  Purchase of treasury stock ...........          --         (645,495)
                                           -----------    -----------

Net cash (used in)/provided
  by financing activities ..............      (121,596)      (669,479)
                                           -----------    -----------

Effect of exchange rate changes
  on cash and cash equivalents .........        (5,003)        (6,428)
                                           -----------    -----------
Increase (decrease) in cash
  and cash eqivalents ..................    (2,973,061)     1,427,600

Cash and cash equivalents:
   Beginning of period .................     5,434,595      1,841,070
                                           -----------    -----------
   End of Period .......................   $ 2,461,534    $ 3,268,670
                                           ===========    ===========


                 The accompanying notes are an integral part of
                           the financial statements.




                             CFC INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 1999 AND 1998

                                   (Unaudited)


Note 1.  Basis of Presentation

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of CFC International, Inc. (the Company) as of March 31, 1999 and December 31, 1998, the results of operations for the three (3) months ended March 31, 1999 and 1998, and statements of cash flows for the three (3) months ended March 31, 1999 and 1998.

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
                                                Three Months Ended March 31,
                                                     1999         1998
                                                     ----         ----

Net earnings .................................   $  782,083   $1,037,592
Less:  foreign currency translation adjustment        5,003       94,138
                                                 ----------   ----------
Total comprehensive income ...................   $  777,080   $  943,454
                                                 ==========   ==========

Note 3.  Earnings Per Share

                               March 31, 1999               March 31, 1998
                           ------------------------    -------------------------
                                               Per                          Per
                           Income     Shares  Share    Income     Shares   Share
                           ------     ------  -----    ------     ------   -----
Basic Earnings
 Per Share:
Income available
 to Common Stockholders...$782,083  4,565,595  $.17  $1,037,592  4,465,608  $.23
Effect of Dilutive
 Securities:
  Options exercisable.....              2,663                        7,227
  Convertible debt........  24,000    190,476            27,000    214,286
Diluted Earnings
 per Share................$806,083  4,758,704  $.17  $1,064,592  4,687,121  $.23

Note 4.  Acquisition of Oeserwerk

On March 19, 1999, the Company acquired substantially all of the assets and assumed substantially all of the liabilities of Oeserwerk KG for a total cost of approximately $17 million. Oeserwerk is a manufacturer that applies coatings to a plastic film from which its customers transfer the dry coating to their products. The products include printed woodgrain patterns, simulated metal and pigmented products for the graphics and bookbinding industries. The Oeserwerk assets consisted principally of buildings and land valued at approximately $6.1 million, machinery and equipment valued at approximately $4.5 million, and trade accounts receivables and inventory valued at approximately $8.3 million. The Company financed the acquisition with $3.3 million cash and the issuance of 100,000 shares of restricted common stock. In addition, the Company assumed approximately $12.3 million of Oeserwerk's debt, and refinanced this debt with the Deutsche Bank and ABN-AMRO Deutschland. The results of operations of Oeserwerk since the acquisition have been included in the accompanying consolidated financial statements since March 19, 1999.



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview
--------

The Company formulates, manufactures, and sells chemically-complex, transferable multi-layer coatings for use in many diversified markets such as furniture and building products, pharmaceutical products, transaction cards (including credit cards, debit cards, ATM cards, and access cards), intaglio printing, and on holographic packaging and authentication seals.

The Company's gross profit reflects the application of all direct product costs and direct labor, quality control, shipping and receiving, maintenance, process engineering, plant management, and a substantial portion of the Company's depreciation expense. Selling, general, and administrative expenses are primarily composed of sales representatives' salaries and related expenses, commissions to sales representatives, advertising costs, management compensation, related depreciation, and corporate audit and legal expense. Research and development expenses include salaries of technical personnel, related depreciation, and experimental materials.

Results of Operations
---------------------

The following table sets forth, for the periods indicated, certain items from the Company's consolidated financial statements as a percentage of net sales for such period.

                                            Quarter Ended March 31,
                                               1999     1998
                                               ----     ----
Net sales ...............................     100.0%   100.0%
Cost of sales ...........................      63.5     61.6
Gross profit ............................      36.5     38.4
Selling, general and administrative .....      21.2     19.5
Research and development ................       3.1      2.9
Operating income ........................      12.2     16.0
Interest expense and other ..............       1.8      1.5
Income before taxes and minority interest      10.4     14.5
Provision for income taxes ..............       4.4      5.2
Minority interest .......................        --      1.1
                                              -----    -----
Net income ..............................       6.0%     8.2%
                                              =====    =====


Quarter Ended March 31, 1999 Compared to Quarter Ended March 31, 1998
---------------------------------------------------------------------

Net sales for the quarter ended March 31, 1999 increased 2.7% to $13.0 million, from $12.7 million for the quarter ended March 31, 1998. Printed product sales decreased 2.2% to $4.4 million, from $4.5 million primarily due to softness in the markets the Company serves. Pharmaceutical product sales decreased 6.4% to $2.2 million, from $2.3 million, primarily due to an unusually large order in 1998 to fill the inventory requirements of a Baxter Healthcare acquisition. Security product (mag stripe, signature panels, tipping products for credit cards and intaglio printed products) sales decreased 14.5% to $2.2 million, from $2.6 million. This decrease was primarily a result of a decline in magnetic sales, from customers liquidating existing inventories in anticipation of an industry-wide transition to a higher oersted product by mid-1999. An oersted is a measure of electronic energy required to encode magnetic stripes. In addition, a weak initial public offering market caused a smaller demand for stock certificates. Sales of simulated metal and other pigmented products increased 24.7% to $1.8 million, from $1.4 million, primarily due to the Oeserwerk acquisition which added approximately $800,000 in net sales to this category offset by the sales erosion in lower margined products. Holographic product sales increased 33.4% to $2.4 million for the quarter ended March 31, 1999, compared to $1.8 million for the quarter ended March 31, 1998. This increase was due primarily to strong demand for authentication labels from a major toy producer and continuing demand for holographic packaging, as it becomes an important part of brand identification.

Gross profit for the quarter ended March 31, 1999 decreased 2.6% to $4.7 million, from $4.9 million for the quarter ended March 31, 1998 as a result of lower historical sales and higher manufacturing costs. The gross profit margin for the quarter ended March 31, 1999 decreased to 36.5% from 38.4% for the quarter ended March 31, 1998. The decrease in gross profit was attributable to less sales on a historical based business resulting in the Company's fixed costs being a higher percentage of net sales.

Selling, general, and administrative expenses for the quarter ended March 31, 1999 increased 11.3% to $2.8 million from $2.5 million for the quarter ended March 31, 1998. This increase was primarily due to the additional $130,000 in operating expenses attributable to the Oeserwerk acquisition and higher employment and related costs. Selling, general, and administrative expenses for the quarters ended March 31, 1999 increased as a percent of net sales to 21.2% from 19.5% for the quarter ended March 31, 1998. This increase in percentage was primarily due to the reasons noted above.

Research and development expenses for the quarter ended March 31, 1999 increased 8.4% to $397,000 from $366,000 for the quarter ended March 31, 1998. Research and development expenses for the quarter ended March 31, 1999 increased as a percentage of net sales, to 3.1% from 2.9% for the quarter ended March 31, 1998. This increase in percentage was primarily due to the increase in personal costs attributable to the relocation of the holographics origination laboratory to the Northern Bank Note facility.


Operating income for the quarter ended March 31, 1999 decreased 22.0% to $1.6 million, from $2.0 million for the quarter ended March 31, 1998. The decrease in operating income is primarily due to the decrease in gross profit and increase in operating expenses noted above. Operating income for the quarter ended March 31, 1999 decreased as a percentage of net sales to 12.2% from 16.0% for the quarter ended March 31, 1998. This decrease is primarily due to a decrease in gross profit as a percentage of net sales and increased operating expenses, as also explained above.

Interest expense for the quarter ended March 31, 1999 decreased 8.9% to $150,000, from $165,000 for the quarter ended March 31, 1998. This decrease was primarily due to the refinancing of the mortgage on the Company's Chicago Heights facility at a lower rate of interest. Going forward, interest costs are expected to increase by $125,000 per quarter, due to the Oeserwerk acquisition.

Income taxes for the quarter ended March 31, 1999 decreased to $576,000 from $664,000 for the quarter ended March 31, 1998. The provision decreased to 4.4% of sales for the quarter ended March 31, 1999 from 5.2% of sales for the quarter ended March 31, 1998 due to the decrease in operating income as a percentage of sales.

Net income for the quarter ended March 31, 1999 decreased 24.6% to $782,000, from $1,037,592 for the quarter ended March 31, 1998. This decrease in net income is primarily due to the decrease in operating income explained above.

Liquidity and Capital Resources
-------------------------------

Working capital, consisting predominately of inventories and receivables, decreased from $15.3 million at December 31, 1998 to $12.4 million at March 31, 1999. This decrease was primarily due to an increase in short-term borrowings and operating liabilities assumed as part of the acquisition of Oeserwerk. Short term borrowings increased from $1.3 million at December 31, 1998 to $4.9 million at March 31, 1999. Operating liabilities increased from $5.6 million at December 31, 1998 to $11.1 million at March 31, 1999. These were offset by a $4.8 million increase in inventory and a $3.6 million increase in accounts receivables due entirely to the acquisition of Oeser's assets.

During the first quarter of 1999, the Company made no borrowings against the revolving credit agreement maintained with the Company's primary bank. This agreement, which expires April 1, 2001 is unsecured and provides for borrowings up to $4,500,000. The Company believes that the net cash provided by operating activities and amounts available under the revolving credit agreement are sufficient to finance the Company's growth.


Quantitative and Qualitative Disclosures About Market Risk
----------------------------------------------------------

The Company does not use derivative financial instruments to address interest rate, currency, or commodity pricing risks. The following methods and assumptions were used to estimate the fair value of each class of financial instruments held by the Company for which it is practicable to estimate that value. The carrying amount of cash equivalents approximates fair value because of the short maturity of those instruments. The estimated fair value of the Company's long-term debt approximated its carrying value at March 31, 1999 and 1998 based upon market prices for the same or similar type of financial instrument.



                                Item 6. EXHIBITS

(a)  Exhibits

     Exhibit
     Number
     ------

     10.1              Second Amendment to Amended and Restated Loan Agreement
     10.2(a)           Share Purchase Agreement
     10.2(b)           Agreement Concerning Waiving of Claims
     10.2(c)           Reimbursement Agreement


                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 1, 1999.


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