Form 10-Q
period 1999-06-30
CFC INTERNATIONAL INC
filed 1999-08-05
CIK 949859

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q


(Mark One)
               X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the quarterly period ended June 30, 1999

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



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES  ( X )                       NO  (     )

As of July 31, 1999, the Registrant had issued and outstanding 4,052,330 shares of Common Stock, par value $.01 per share, and 518,169 shares of Class B Common Stock, par value $.01 per share.

                             CFC INTERNATIONAL, INC.

                               INDEX TO FORM 10-Q



                                                                 Page
                                                                 ----

Part I - Financial Information:

     Item 1 - Financial Statements

          Consolidated Balance Sheets - June 30, 1999 and
          December 31, 1998....................................     3

          Consolidated Statements of Income for the
          three (3) months and for the six (6)
          months ended June 30, 1999 and June 30, 1998.........     4

          Consolidated Statements of Cash Flows for
          the six (6) months ended June 30, 1999
          and June 30, 1998....................................     5

          Notes to Consolidated Financial Statements...........  6- 7


     Item 2 - Management's Discussion and Analysis of
               Financial Condition and Results of Operations...  8-11

     Item 3.- Quantitative and Qualitative Disclosures
               About Market Risks..............................    11



Part II - Other Information:

     Item 6 - Exhibits and Reports on Form 8-K and Form 11-K....   12

     Signatures.................................................   13

                                     Part I
                          Item 1. Financial Statements

                             CFC INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEET AT
                       JUNE 30, 1999 AND DECEMBER 31, 1998

                                                       June 30,    December 31,
                                                         1999         1998
                                                         ----         ----
                                                      (Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents .........................   $ 2,096,816  $ 5,434,595
Accounts receivable, less allowance
  for doubtful accounts of $1,044,263 and
  $625,000 respectively............................    11,457,922    7,767,135
Employee receivable................................        88,169       35,653
Inventories:
    Raw materials..................................     2,577,684    1,281,868
    Work in process................................     1,936,190    1,233,287
    Finished goods.................................     6,516,437    4,919,531
                                                      -----------  -----------
                                                       11,030,311    7,434,686
Prepaid expenses and other
  current assets...................................       863,661      687,506
Deferred income taxes..............................       868,976      868,976
                                                      -----------  -----------
    Total current assets...........................    26,405,855   22,228,551
                                                      -----------  -----------
Property, plant and
  equipment, net...................................    26,983,907   15,323,705
Other assets.......................................     1,941,392    1,727,440
                                                      -----------  -----------
    Total assets...................................   $55,331,154  $39,279,676
                                                      ===========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt .................   $ 4,937,835  $ 1,347,693
Accounts payable...................................     3,883,637    2,187,784
Accrued environmental liability ...................       244,937      244,937
Accrued bonus......................................       140,056      550,944
Accrued vacation...................................       574,612      559,357
Other accrued expenses and
  current liabilities..............................     1,426,140    2,031,484
                                                      -----------  -----------
   Total current liabilities.......................    11,207,217    6,922,199
                                                      -----------  -----------
Deferred income taxes..............................     1,443,607    2,110,274
Long-term debt ....................................    19,210,384    9,276,587
                                                      -----------  -----------
   Total liabilities...............................    31,861,208   18,309,060
                                                      -----------  -----------
STOCKHOLDERS' EQUITY:
Common  stock,  $.01 par value,
  10,000,000  shares  authorized;
  4,381,048 and 4,226,469 shares
  issued at June 30, 1999 and
  December 31, 1998, respectively..................       43,327       42,281
Class B common stock, $.01 par
  value, 750,000 shares authorized;
  518,169 shares issued and
  outstanding at June 30, 1999
  and December 31, 1998 ...........................        5,182        5,182
Additional paid-in capital.........................   11,509,174   10,551,354
Retained earnings..................................   13,515,086   11,979,842
Cumulative translation adjustment..................     (211,652)    (216,852)
                                                      -----------  -----------
                                                      24,861,117   22,361,807
Less 331,346 treasury shares
  of common stock, at cost at
  June 30, 1999 and December 31, 1998 .............   (1,391,171)  (1,391,171)
                                                      -----------  -----------
                                                      23,469,946   20,970,636
CONTINGENCIES
Total liabilities and
  stockholders' equity.............................  $55,331,154  $39,279,696
                                                     ===========  ===========


    The accompanying notes are an integral part of the financial statements.

                             CFC INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    FOR THE THREE MONTHS AND SIX MONTHS ENDED
                      JUNE 30, 1999 AND 1998, RESPECTIVELY



                          Three Months Ended June 30, Six Months Ended June 30,
                               1999         1998         1999          1998
                               ----         ----         ----          ----
                                  (Unaudited)               (Unaudited)

Net sales ................ $17,966,951  $13,111,110   $30,971,017   $25,772,247
Cost of goods sold .......  12,159,653    8,413,292    20,422,960    16,209,427
                           -----------  -----------   -----------   -----------
Gross profit .............   5,807,298    4,697,818    10,548,057     9,562,820
                           -----------  -----------   -----------   -----------
Marketing and selling
  expenses ...............   1,828,165    1,307,179     3,233,770     2,665,376
General and administrative
  expenses ...............   1,938,921    1,227,867     3,295,699     2,341,909
Research and development
  expenses ...............     390,229      396,143       787,375       762,390
                           -----------  -----------   -----------   -----------
                             4,157,315    2,931,189     7,316,844     5,769,675
                           -----------  -----------   -----------   -----------
Operating income .........   1,649,983    1,766,629     3,231,213     3,793,145

Other (income) expenses:
  Interest ...............     312,017      172,758       462,401       337,923
  Miscellaneous ..........     100,971      (94,664)      174,064       (75,201)
                           -----------  -----------   -----------   -----------
                               412,988       78,094       636,465       262,722
                           -----------  -----------   -----------   -----------
Income before income
  taxes and minority
  interest................   1,236,995    1,688,535     2,594,748     3,530,423
Provision for income
  taxes...................     483,835      577,712     1,059,504     1,242,104
                           -----------  -----------   -----------   -----------
                               753,160    1,110,823     1,535,244     2,288,319

Minority interest
  expense of CFC
  Applied Holographics....           -     (131,188)            -      (271,092)
                           -----------  -----------   -----------   -----------
Net income................ $   753,160  $   979,635   $ 1,535,244   $ 2,017,227


Basic earnings............ $      0.17  $      0.21   $      0.34   $      0.45

Diluted earnings
  per share............... $      0.16  $      0.21   $      0.33   $      0.44



    The accompanying notes are an integral part of the financial statements.

                             CFC INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998 RESPECTIVELY



                                               Six Months Ended June 30,
                                               -------------------------
                                                1999           1998
                                                ----           ----
                                             (Unaudited)    (Unaudited)
Cash flow from operating activities:
  Net income..............................   $ 1,535,244    $ 2,017,227
   Adjustments to reconcile net
     income to net cash provided
     by operating activities:
       Depreciation and amortization......     1,367,388        964,585
       Minority interest in CFC
         Applied Holographics.............             -         90,794
       Changes in assets and liabilities:
         Accounts receivable..............      (413,176)    (2,262,834)
         Inventories......................     1,172,953        274,318
         Employee receivable..............       (52,516)             -
         Other current assets.............      (324,956)       700,105
         Accounts payable.................      (188,359)        71,840
         Accrued vacation.................        15,255         (9,313)
         Accrued bonus....................      (410,888)       453,125
         Accrued expenses and other
          current liabilities.............      (605,244)       386,406
                                             ------------   ------------
Net cash provided by operating activities..  $ 2,095,701    $ 2,686,253
                                             ------------   ------------

Cash flows from investing activities:
  Additions to property, plant and
   equipment...............................   (1,717,073)    (1,051,183)
  Cash paid for acquired business..........   (3,825,301)             -
                                             ------------   ------------
Net cash used in (provided by)
  investing activities.....................   (5,542,374)    (1,051,183)
                                             ------------   ------------

Cash flows from financing activities:
  Proceeds from term loans for
   acquired business.......................    4,457,100              -
  Repayment of term loans for
   acquired business.......................   (8,055,000)             -
  Proceeds from revolver for
   acquired business.......................    3,902,202              -
  Repayments of term loans.................     (268,744)       (62,381)
  Repayment of capital lease...............      (13,130)        75,417
  Net proceeds/distribution of
   employee loans..........................            -         (1,706)
  Issuance of stock........................       81,266         46,566
  Distributions to stockholders............            -       (645,495)
                                             ------------   ------------
Net cash provided by (used in)
  financing activities.....................      103,694       (587,599)
                                             ------------   ------------

Effect of exchange rate changes
  on cash and cash equivalents.............        5,200        (24,259)
                                             ------------   ------------
Increase (decrease) in cash
  and cash equivalents.....................   (3,337,779)     1,023,212

Cash and cash equivalents:
Beginning of period........................    5,434,595      1,841,070
                                             ------------   ------------
End of Period..............................  $ 2,096,816    $ 2,864,282
                                             ===========    ===========


The accompanying notes are an integral part of the financial statements.





                             CFC INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998
                                   (Unaudited)

Note 1.  Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 1999 and December 31, 1998, the results of operations for the three (3) months and six (6) months ended June 30, 1999 and 1998, and statements of cash flows for the six (6) months ended June 30, 1999 and 1998.

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

                                                    Six Months Ended June 30,
                                                    -------------------------
                                                      1999           1998
                                                      ----           ----
Net earnings........................................$1,535,244    $2,017,227
(Less):  foreign currency translation adjustment....     5,200      (182,622)
Total comprehensive income..........................$1,540,444    $1,834,605

Note 3.  Earnings Per Share
                              June 30, 1999              June 30, 1998
                         ------------------------    -----------------------
                                              Per                       Per
                         Income     Shares   Share   Income    Shares   Share
                         ------     ------   -----   ------    ------   -----
Basic Earnings Per
Share:
Income available
  to Common
  Stockholders....... $1,535,244  4,566,734  $.34  $2,017,227  4,466,507 $.45
Effect of Dilutive
Securities:
Options exercisable..                 3,594                        8,978
  Convertible debt...     48,000    190,476            27,000    214,286
Diluted Earnings
 per Share........... $1,583,244  4,760,804  $.33  $2,044,227  4,689,771 $.44



Note 4.  Acquisition of Oeserwerk

On March 19, 1999, the Company acquired substantially all of the assets and assumed substantially all of the liabilities of Oeserwerk KG for a total cost of approximately $17 million. Oeserwerk is a manufacturer that applies coatings to a plastic film from which its customers transfer the dry coating to their products. The products include printed woodgrain patterns, simulated metal and pigmented products for the graphics and bookbinding industries. The Oeserwerk assets consisted principally of buildings and land valued at approximately $6.1 million, machinery and equipment valued at approximately $4.5 million, and trade accounts receivables and inventory valued at approximately $8.3 million. The Company financed the acquisition with $3.3 million cash and the issuance of 100,000 shares of restricted common stock. In addition, the Company assumed approximately $12.3 million of Oeserwerk's debt, and refinanced this debt with the Deutsche Bank and ABN-AMRO Deutschland. The Company also incurred approximately $500,000 of fees associated with the acquisition. The results of operations of Oeserwerk since the acquisition have been included in the accompanying consolidated financial statements since March 19, 1999.

The following summarized unaudited pro forma financial information for the six months ended June 30, 1999 and 1998 assumes the acquisition had occurred on January 1 of each year (in 000's).

                                                        1999         1998
                                                        ----         ----
              Net sales............................  $35,687      $37,859
              Net income...........................      483          996
              Earnings per share:
                  Basic............................     $.11         $.22
                  Diluted..........................     $.10         $.21

The pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented, does not reflect any benefits for actions taken subsequent to the acquisition and is not intended to be a projection of future results.

            Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Overview
--------

The Company formulates, manufactures and sells chemically-complex, transferable multi-layer coatings for use in many diversified markets such as furniture and building products, pharmaceutical products, transaction cards (including credit cards, debit cards, ATM cards and access cards), intaglio printing, and on holographic packaging and authentication seals.

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

                                               Quarter      Six months
                                                ended         ended
                                               June 30,      June 30,
                                             -----------   -----------
                                             1999   1998   1999   1998
                                             ----   ----   ----   ----
                                             (Unaudited)    (Unaudited)

Net sales ...............................    100.0% 100.0% 100.0% 100.0%
Cost of sales ...........................     67.7   64.2   65.9   62.9
Gross profit ............................     32.3   35.8   34.1   37.1
Selling, general and administrative .....     20.9   19.3   21.1   19.4
Research and development ................      2.2    3.0    2.6    3.0
Operating income ........................      9.2   13.5   10.4   14.7
Interest expense and other ..............      2.3    0.6    2.0    1.0
Income before taxes and minority interest      6.9   12.9    8.4   13.7
Provision for income taxes ..............      2.7    4.4    3.4    4.8
Minority interest .......................       --    1.0     --    1.1
Net income ..............................      4.2%   7.5%   5.0%   7.8%

Quarter Ended June 30, 1999 Compared to Quarter Ended June 30, 1998
-------------------------------------------------------------------

Net sales for the quarter ended June 30, 1999 increased 37.0% to $18.0 million, from $13.1 million for the quarter ended June 30, 1998. Printed products sales for these periods decreased 4.2% to $4.3 million, from $4.5 million, primarily due to softness in the markets the Company serves. Pharmaceutical product sales for these periods increased 4.7% to $2.2 million, from $2.1 million, primarily due to growth in the overall market. Security products (magnetic stripes, signature panels and tipping products for credit cards, and intaglio printed products) sales decreased 33.2% to $1.8 million, from $2.6 million. This decrease was primarily a result of a decline in sales of intaglio printed stocks and bonds partially offset by a 19.3% increase in sales of products for the credit card industry, magnetic stripes, signature panel and tipping material. Sales of simulated metal and other pigmented products increased 482.0% to $6.7 million for the quarter ended June 30, 1999 from $1.1 million for the quarter ended June 30, 1998, primarily due to the Oeserwerk acquisition, which added approximately $5.5 million in net sales to this category in the second quarter of 1999. Holographic products sales increased 11.2% to $3.0 million for the quarter ended June 30, 1999, compared to $2.7 million for the quarter ended June 30, 1998. This increase was primarily due to strong demand for holographic packaging, as it becomes a more important part of our customers' brand identification, offset by a special one-time promotion in the second quarter of 1998 in the amount of $1.5 million.

Gross profit for the quarter ended June 30, 1999 increased 23.6% to $5.8 million, from $4.7 million for the quarter ended June 30, 1998, primarily as a result of the Oeserwerk acquisition. The gross profit margin for the quarter ended June 30, 1999 decreased to 32.3% from 35.8% for the quarter ended June 30, 1998. This decrease in gross profit margin was primarily attributable to lower gross profit margins at Oeserwerk, which were 25% in the recently completed quarter.

Selling, general, and administrative expenses for the quarter ended June 30, 1999 increased 48.6% to $3.8 from $2.5 for the quarter ended June 30, 1998. This increase was primarily due to the additional $1.2 million in operating expenses attributable to the Oeserwerk acquisition. Selling, general, and administrative expenses for the quarter ended June 30, 1999 increased as a percentage of net sales to 21.0% from 19.3% for the quarter ended June 30, 1998. This increase in percentage was primarily due to costs associated with integrating Oeserwerk's operations following the acquisition.

Research and development expenses for the quarter ended June 30, 1999 decreased 1.5% to $390,000 from $396,000 for the quarter ended June 30, 1998. Research and development expenses for the quarter ended June 30, 1999 decreased as a percentage of net sales to 2.2% from 3.0% for the quarter ended June 30, 1998. This decrease in expense was primarily due to costs attributable to the relocation of the holographics origination laboratory to the Northern Bank Note facility in June 1998 and the decrease in percentage is primarily due to the Oeserwerk acquisition.

Operating income for the quarter ended June 30, 1999 decreased 6.6% to $1.7 million, from $1.8 million for the quarter ended June 30, 1998. The decrease in operating income is primarily due to the decrease in gross profit and increase in operating expenses noted above. Operating income for the quarter ended June 30, 1999 decreased as a percentage of net sales to 9.2% from 13.5% for the quarter ended June 30, 1998. This decrease is primarily due to a decrease in gross profit as a percentage of net sales and increased operating expenses, as explained above.

Interest expense and other expenses for the quarter ended June 30, 1999 increased 428.8% to $413,000, from $78,000 for the quarter ended June 30, 1998. This increase was primarily from $180,000 of interest on borrowings due to the Oeserwerk acquisition in 1999, and $42,000 in royalties paid to Applied Holographics PLC, a former holographic joint venture partner.

Income taxes for the quarter ended June 30, 1999 decreased to $484,000 from $578,000 for the quarter ended June 30, 1998. The effective rate for the quarter ended June 30, 1999 was 39.1% compared to 37.1% in the comparable quarter.

Net income for the quarter ended June 30, 1999 decreased 23.1% to $753,000, from $979,000 for the quarter ended June 30, 1998. This decrease in net income is primarily due to the decrease in operating income explained above.


Six months Ended June 30, 1999 Compared to Six months Ended June 30, 1998
-------------------------------------------------------------------------

Net sales for the six months ended June 30, 1999 increased 20.2% to $31.0 million, from $25.8 million for the six months ended June 30, 1998. Printed product sales for these periods decreased 3.2% to $8.7 million, from $9.0 million, primarily due to softness in the markets the Company serves. Pharmaceutical product sales for these periods decreased 1.1% to $4,378,000 from $4,428,000, primarily due to an unusually large order in the first quarter of 1998 to fill the inventory requirements of a Baxter Healthcare acquisition. Security product (magnetic stripe, signature panels and tipping products for credit cards, and intaglio printed products) sales decreased 23.9% to $4.0 million, from $5.2 million in the first half of 1998. This decrease was primarily a result of a decline in sales of intaglio printed stocks and bonds.

Sales of simulated metal and other pigmented products increased 227.5% to $8.4 million for the six months ended June 30, 1999, from $2.6 million in the first six months of 1998, primarily due to the Oeserwerk acquisition which added approximately $6.2 million net sales to this category. Holographic product sales increased 20.1% to $5.5 million for the six months ended June 30, 1999, compared to $4.5 million for the six months ended June 30, 1998. This increase was primarily due to strong demand for authentication labels from a major toy producer and continuing demand for holographic packaging as it becomes an important part of brand identification.

Gross profit for the six months ended June 30, 1999, increased 10.3% to $10.6 million, from $9.6 million for the six months ended June 30, 1998, primarily as a result of the Oeserwerk acquisition. The gross profit margin for the six months ended June 30, 1999 decreased to 34.1% from 37.1% for the six months ended June 30, 1998. This decrease in gross profit was attributable to lower sales on a historical-based business resulting in the Company's fixed costs being a higher percentage of net sales. The Oeserwerk products had a gross margin of 25.8%.

Selling, general, and administrative expenses for the six months ended June 30, 1999 increased 30.4% to $6.5 million from $5.0 million for the six months ended June 30, 1998. This increase was primarily due to the additional $1.4 million in operating expenses attributable to the Oeserwerk acquisition. Selling, general and administrative expenses for the six months ended June 30, 1999 increased as a percent of net sales to 21.1% from 19.4% for the six months ended June 30, 1998. This increase in percentage was primarily due to the reasons noted above.

Research and development expenses for the six months ended June 30, 1999 increased 3.3% to $787,000 from $762,000 for the six months ended June 30, 1998. Research and development expense for the six months ended June 30, 1999 decreased as a percentage of net sales, to 2.5% from 3.0% for the six months ended June 30, 1998. This decrease in percentage was primarily due to the Oeserwerk acquisition.

Operating income for the six months ended June 30, 1999 decreased 14.8% to $3.2 million, from $3.8 million for the six months ended June 30, 1998. The decrease in operating income is primarily due to the decrease in gross profit as a percentage of sales and an increase in operating expenses noted above. Operating income for the six months ended June 30, 1999 decreased as a percentage of net sales to 10.4% from 14.7% for the six months ended June 30, 1998. This decrease is primarily due to a decrease in gross profit as a percentage of net sales and increased operating expenses, as explained above.

Interest and other expenses for the six months ended June 30, 1999 increased 142.3% to $636,000, from $263,000 for the six months ended June 30, 1998. This increase was primarily interest on borrowings due to the Oeserwerk acquisition, and $94,600 in royalties paid to Applied Holographics PLC, a former joint venture partner.

Income taxes for the six months ended June 30, 1999 decreased 14.7% to $1.1 million from $1.2 million for the six months ended June 30, 1998. The effective rate for the six months ended June 30, 1999 was 40.8% compared to 38.1% in the comparable period. The increase in the tax rate was primarily caused by the Oeserwerk acquisition.

Net income for the six months ended June 30, 1999 decreased 23.9% to $1.5 million from $2.0 million for the six months ended June 30, 1998. This decrease in net income is primarily due to the decrease in operating income explained above.



Liquidity and Capital Resources
-------------------------------

Working capital, consisting predominately of inventories and receivables, decreased from $15.3 million at December 31, 1998 to $15.2 million at June 30, 1999. This decrease was primarily due to an increase in short-term borrowings and operating liabilities assumed as part of the acquisition of Oeserwerk. Short-term borrowings and operating liabilities increased by $3.6 million and $.7 million, respectively, as of those dates as a result of the Oeserwerk acquisition. In addition, that acquisition increased the Company's inventory and accounts receivable by $4.8 million and $3.3 million, respectively as of those dates. Offsetting this increase, the Company's pre-acquisition inventories and operating liabilities decreased by $1.1 million and $1.2 million, respectively. The decrease in inventories is due to an aggressive inventory supplies management program instituted by the Company.

During the first six months of 1999, the Company made no borrowings against the revolving credit agreement maintained with the Company's primary bank. This agreement, which expires April 1, 2001, is unsecured and provides for borrowings up to $4,500,000. The Company believes that the net cash provided by operating activities and amounts available under the revolving credit agreement are sufficient to finance the Company's operations and growth.



       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company does not use derivative financial instruments to address interest rate, currency, or commodity pricing risks. The following methods and assumptions were used to estimate the fair value of each class of financial instruments held by the Company for which it is practicable to estimate that value. The carrying amount of cash equivalents approximates fair value because of the short maturity of those instruments. The estimated fair value of the Company's long-term debt approximated its carrying value at June 30, 1999 and December 31, 1998 based upon market prices for the same or similar type of financial instrument.

                                     PART II

                                OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K and Form 11-K

(a)  Exhibits

     Exhibit
     Number    Description of Exhibit
     ------    ----------------------

     27.1      Financial Data Schedule

(b)  Reports on Form 8-K

     The Company filed a report on Form 8-K on April 1, 1999, relating to the acquisition of Oeserwerk KG.

     The Company filed a report on Form 8-K/A on May 28, 1999, amending the financial information of its report on Form 8-K filed April 1, 1999.

(c)  Report on Form 11-K

     The Company filed a report on Form 11-K on June 30, 1999.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 1, 1999.


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