Form 10-Q
period 1999-09-30
CFC INTERNATIONAL INC
filed 1999-11-12
CIK 949859

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q


(Mark One)
     X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                 OF THE  SECURITIES  EXCHANGE  ACT  OF  1934
               For the quarterly period ended September 30, 1999

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

                           YES  ( X )                     NO  (     )

As of October 31, 1999, the Registrant had issued and outstanding 4,054,503 shares of Common Stock, par value $.01 per share, and 518,169 shares of Class B Common Stock, par value $.01 per share.

                             CFC INTERNATIONAL, INC.

                               INDEX TO FORM 10-Q



                                                                 Page
                                                                 ----

Part I - Financial Information:

Item 1 - Financial Statements

         Consolidated Balance Sheets - September 30, 1999
         and December 31, 1998...................................   3

         Consolidated Statements of Income for the three (3)
         months and for the nine (9) months ended
         September 30, 1999 and September 30, 1998...............   4

         Consolidated Statements of Cash Flows for the nine (9)
         months ended September 30, 1999 and September 30, 1998..   5

         Notes to Consolidated Financial Statements.............. 6-8

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations........... 9-12

Item 3 - Quantitative and Qualitative Disclosures
         about Market Risks........................................ 12


Part II - Other Information:

         Signatures................................................ 13

                                     Part I
                          Item 1. Financial Statements

                             CFC INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEET AT
                    SEPTEMBER 30, 1999 AND DECEMBER 31, 1998

                                                   September 30,  December 31,
                                                        1999         1998
                                                        ----         ----
                                                    (Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents .......................   $  3,164,418  $ 5,434,595
Accounts receivable,
  less allowance for
  doubtful accounts of
  $1,098,000 and
  $625,000 at
  September 30, 1999
  and December 31, 1998
  respectively...................................    11,439,651     7,767,135
Employee receivable..............................       108,257        35,653
Inventories:
  Raw materials..................................     3,019,511     1,281,868
  Work in process................................     1,264,843     1,233,287
  Finished goods.................................     6,546,954     4,919,531
                                                    -----------   -----------
                                                     10,831,308     7,434,686
Prepaid expenses and other current assets........     1,435,929       687,506
Deferred income taxes............................       868,976       868,976
                                                    -----------   -----------
  Total current assets...........................    27,848,539    22,228,551
                                                    -----------   -----------
Property, plant and equipment, net...............    26,469,302    15,323,705
Other assets.....................................     1,460,286     1,727,440
                                                    -----------   -----------
  Total assets...................................   $55,778,127   $39,279,696
                                                    ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt ...............   $ 6,236,421   $ 1,347,693
Accounts payable.................................     3,470,614     2,187,784
Accrued environmental liability .................       244,937       244,937
Accrued bonus....................................       234,386       550,944
Accrued vacation.................................       585,021       559,357
Other accrued expenses and current liabilities...     4,115,022     2,031,484
                                                    -----------   -----------
  Total current liabilities......................    14,886,401     6,922,199
                                                    -----------   -----------
Deferred income taxes............................     1,443,607     2,110,274
Long-term debt ..................................    15,354,010     9,276,587
                                                    -----------   -----------
  Total liabilities..............................    31,684.018    18,309,060
                                                    -----------   -----------
STOCKHOLDERS' EQUITY:
Voting Preferred Stock, par value
  $.01 per share, 750 shares authorized,
  No shares issued and outstanding...............             -             -
Common stock, $.01 par value,
  10,000,000 shares authorized; 4,383,676
  and 4,226,469 shares issued at
  September 30, 1999 and December 31, 1998,
  respectively...................................        43,353        42,281
Class B common stock, $.01 par value,
  750,000 shares authorized; 518,169
  shares issued and outstanding at
  September 30, 1999 and December 31, 1998.......         5,182         5,182
Additional paid-in capital.......................    11,557,117    10,551,354
Retained earnings................................    14,093,665    11,979,842
Cumulative translation adjustment................      (214,037)     (216,852)
                                                    -----------   -----------
                                                     25,485,280    22,361,807
Less 331,346 treasury shares of
  common stock, at cost at September 30, 1999
  and December 31, 1998..........................    (1,391,171)   (1,391,171)
                                                    -----------   -----------
                                                     24,094,109    20,970,636
CONTINGENCIES
Total liabilities and stockholders' equity........  $55,778,127   $39,279,696
                                                    ===========   ===========


    The accompanying notes are an integral part of the financial statements.

                             CFC INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                   FOR THE THREE MONTHS AND NINE MONTHS ENDED
                    SEPTEMBER 30, 1999 AND 1998, RESPECTIVELY



                          Three Months Ended 09/30,   Nine Months Ended 09/30,
                             1999           1998          1999         1998
                             ----           ----          ----         ----
                                 (Unaudited)                 (Unaudited)

Net sales ................$17,504,395   $12,463,874   $48,475,412   $38,236,121
Cost of goods sold ....... 11,486,294     7,825,132    31,909,254    24,034,559
                          -----------   -----------   -----------   -----------
Gross profit .............  6,018,101     4,638,742    16,566,158    14,201,562
                          -----------   -----------   -----------   -----------
Marketing and selling
  expenses ...............  1,836,674     1,313,603     5,070,444     3,978,979
General and administrative
  expenses ...............  2,178,292     1,212,238     5,473,991     3,554,147
Research and
  development expenses ...    614,438       433,221     1,401,813     1,195,611
                          -----------   -----------   -----------   -----------
                            4,629,404     2,959,062    11,946,248     8,728,737
                          -----------   -----------   -----------   -----------
Operating income .........  1,388,697     1,679,680     4,619,910     5,472,825

Other (income) expenses:
  Interest ...............    312,642       143,885       775,043       481,808
  Miscellaneous ..........    151,051       114,401       325,115        39,200
                          -----------   -----------   -----------   -----------
                              463,693       258,286     1,100,158       521,008
                          -----------   -----------   -----------   -----------
Income before income
  taxes and minority
  interest ...............    925,004     1,421,394     3,519,752     4,951,817
Provision for income
  taxes ..................    346,426       501,586     1,405,930     1,743,690
                          -----------   -----------   -----------   -----------
                              578,578       919,808     2,113,822     3,208,127

Minority interest
  expense of CFC
  Applied Holographics...           -        88,899             -       359,991
                          -----------   -----------   -----------   -----------
Net income............... $   578,578   $   830,909   $ 2,113,822   $ 2,848,136


Basic earnings per
  share.................. $      0.13   $      0.19   $      0.46   $      0.64

Diluted earnings
  per share.............. $      0.13          0.18          0.46          0.62



    The accompanying notes are an integral part of the financial statements.

                             CFC INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE NINE MONTHS ENDED
                    SEPTEMBER 30, 1999 AND 1998 RESPECTIVELY



                                                       Nine Months Ended
                                                          September 30,
                                                   ----------------------
                                                      1999         1998
                                                      ----         ----
                                                   (Unaudited)
Cash flow from operating activities:
Net income ......................................  $2,113,823    $2,848,136
  Adjustments  to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization...............   2,111,400     1,399,377
     Minority interest in
      CFC Applied Holographics...................           -        90,794
     Changes in assets and liabilities:
       Accounts receivable.......................    (394,905)   (2,844,534)
       Inventories...............................   1,371,956       320,863
       Employee receivable.......................     (72,604)            -
       Other current assets......................    (416,118)      803,815
       Accounts payable..........................    (601,382)      312,265
       Accrued vacation..........................      25,664       (54,026)
       Accrued bonus.............................    (316,558)      566,766
       Accrued expenses and other
         current liabilities.....................   1,158,100       596,354
                                                   ----------    ----------
Net cash provided by operating activities........  $4,979,376    $4,039,810
                                                   ----------    ----------

Cash flows from investing activities:
  Additions to property, plant and equipment.....  (1,946,480)   (1,723,991)
  Cash paid for acquired business................  (3,825,301)            -
                                                   ----------    ----------
Net cash used in investing activities............  (5,771,781)   (1,723,991)
                                                   ----------    ----------

Cash flows from financing activities:
  Proceeds from term loan for acquired business..   4,457,100             -
  Repayments of  term loan for acquired
   business......................................  (7,055,000)            -
  Proceeds from revolver.........................   2,199,964             -
  Repayment of term loans........................    (956,252)     (221,108)
  Repayment of capital lease.....................    (181,172)      (55,718)
  Net proceeds/distribution of employee loans....           -          (891)
  Issuance of stock..............................      54,774        65,465
    Distributions to stockholders................           -      (645,495)
                                                   ----------    ----------
Net cash used in financing activities............  (1,480,586)     (857,747)
                                                   ----------    ----------

Effect of exchange rate changes on cash
  and cash equivalents...........................       2,815       (28,018)
                                                   ----------    ----------
Increase (decrease) in cash and
  cash equivalents...............................  (2,270,177)    1,430,054

Cash and cash equivalents:
Beginning of period..............................   5,434,595     1,841,070
                                                   ----------    ----------
End of Period....................................  $3,164,418    $3,271,124
                                                   ==========    ==========


    The accompanying notes are an integral part of the financial statements.





                             CFC INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)

Note 1.  Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 1999 and December 31, 1998, the results of operations for the three (3) months and nine (9) months ended September 30, 1999 and 1998, and statements of cash flows for the nine (9) months ended September 30, 1999 and 1998.

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

                                              Nine Months Ended Sept. 30,
                                              ---------------------------
                                                 1999              1998
                                                 ----              ----
Net earnings................................. $2,113,823        $2,848,136
Foreign currency translation adjustment......      2,815          (130,692)
                                              ----------        ----------
Total comprehensive income................... $2,116,638        $2,717,444
                                              ==========        ==========

Note 3.  Earnings Per Share
                         September 30, 1999              September 30, 1998
                    ----------------------------    ----------------------------
                                            Per                             Per
                    Income       Shares    Share    Income       Shares    Share
                    ------       ------    -----    ------       ------    -----
Basic Earnings
 Per Share:
Income available
 to Common
 Stockholders......$2,113,823   4,567,983   $.46   $2,848,136   4,467,396   $.64
Effect of
Dilutive
Securities:
 Options
  exercisable......                 2,914                           5,574
 Convertible
  debt.............    72,000     190,476              80,090     208,035
Diluted Earnings
 per Share.........$2,185,823   4,761,379   $.46   $2,928,226   4,681,005   $.62



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

The following summarized unaudited pro forma financial information for the nine months ended September 30, 1999 and 1998 assumes the acquisition had occurred on January 1 of each year (in 000's).
                                                        1999       1998
                                                        ----       ----
              Net sales............................  $ 51,808     $57,756
                   Net income......................     1,062       2,187
                   Earnings per share:
                       Basic.......................      $.23        $.48
                       Diluted.....................      $.23        $.47

The pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented, does not reflect any benefits for actions taken subsequent to the acquisition and is not intended to be a projection of future results.


Note 5.  Business Segments and International Operations

The Company has adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." The Company and its subsidiaries operate in a single business segment, which is the formulating and manufacturing of chemically-complex, multi-layered functional coatings. The Company produces five primary types of coating products. Sales for each of these products (in millions) for the nine months ended September 30, 1999 and 1998 are as follows:

                                                1999         1998
                                                ----         ----
Printed Products                                $13.2        $13.5
Pharmaceutical Products                           7.0          6.8
Security Products                                 6.4          7.7
Holographic Products                              8.0          6.6
Simulated Metal and
  Other Pigmented Products                       13.8          3.6
                                                -----        -----
Total                                           $48.4        $38.2

The following is sales and long-lived asset information by geographic area as of the nine months ended September 30, 1999 and 1998:

Sales (In Thousands)                  1999         1998
                                      ----         ----
United States                       $25,974      $27,803
Germany                              10,164            -
Foreign                              12,337       10,433
                                    -------      -------
Total                               $48,475      $38,236

Net Fixed Assets
(In Thousands)                        1999         1998
                                      ----         ----
United States                       $15,602      $15,135
Germany                              10,631            -
Foreign                                 236          189
                                    -------      -------
Total                               $26,469      $15,324

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

                                              Quarter ended   Nine Months
                                              September 30,   September 30,
                                             --------------- --------------
                                                1999   1998   1999   1998
                                                ----   ----   ----   ----
                                               (Unaudited)    (Unaudited)

Net sales .................................    100.0% 100.0% 100.0% 100.0%
Cost of sales .............................     65.6   62.8   65.8   62.9
Gross profit ..............................     34.4   37.2   34.2   37.1
Selling, general and administrative .......     22.9   20.2   21.8   19.7
Research and development ..................      3.6    3.5    2.9    3.1
Operating income ..........................      7.9   13.5    9.5   14.3
Interest expense and other ................      2.6    2.1    2.3    1.4
Income before taxes and minority interest..      5.3   11.4    7.2   12.9
Provision for income taxes ................      2.0    4.0    2.8    4.6
Minority interest .........................        -    0.7      -    0.9
Net income ................................      3.3%   6.7%   4.4%   7.4%



Quarter Ended September 30, 1999 Compared to Quarter Ended September 30, 1998
-----------------------------------------------------------------------------

Net sales for the quarter ended September 30, 1999 increased 40.4% to $17.5 million, from $12.5 million for the quarter ended September 30, 1998. Printed products sales were flat at $4.5 million, compared to the same quarter in the prior year. Pharmaceutical products sales for these periods increased 10.4% to $2.6 million, from $2.3 million, primarily due to increased penetration in the European market. Security products (magstripe, signature panels, and tipping products for credit cards and intaglio-printed products) sales for these periods decreased 2.3% to $2.46 million from $2.52 million. This decrease comes primarily from competition in the signature panel business. Sales of simulated metal and other pigmented products for these periods increased 403.5% to $5.4 million, from $1.1 million, primarily due to the Oeserwerk acquisition, which added $4.7 million to sales in this category during the third quarter of 1999. Holographic products sales increased 28.3% to $2.6 million for the quarter ended September 30, 1999, compared to $2.0 million for the quarter ended September 30, 1998, primarily due to the increased demand for eye-catching holographic packaging.

Gross profit for the quarter ended September 30, 1999 increased 29.7% to $6.0 million, from $4.6 million for the quarter ended September 30, 1998. The increase in gross profit was attributable to the growth in sales noted above. The gross profit margin for the quarter ended September 30, 1999 decreased to 34.4% from 37.2% for the quarter ended September 30, 1998. This decrease is primarily attributable to the lower gross profit margins on products produced at Oeserwerk, which were 25.2% for the third quarter of 1999.

Selling, general and administrative expenses for the quarter ended September 30, 1999 increased 59.0% to $4.0 million from $2.5 million for the quarter ended September 30, 1998. This increase in expenses was primarily due to additional expenses associated with Oeserwerk which was acquired in March 1999, and one time hiring and relocation costs in the amount of $0.2 million. Selling, general and administrative expenses for the quarter ended September 30, 1999 increased as a percentage of net sales to 22.9% from 20.2% for the quarter ended September 30, 1998, also due to the Oeserwerk acquisition. This increase in expense was primarily due to investments to integrate the operations of CFC Oeserwerk with that of CFC.

Research and development expenses for the quarter ended September 30, 1999 increased 41.8% to $0.6 million from $0.4 million for the quarter ended September 30, 1998. This increase in expense was primarily due to increases in staff. Research and development expense for the quarter ended September 30, 1999 and 1998 remained the same at 3.5% as a percentage of net sales.

Operating income for the quarter ended September 30, 1999 decreased 17.3% to $1.4 million from $1.7 million for the quarter ended September 30, 1998, primarily due to the increase in operating expenses. Operating income for the quarter ended September 30, 1999 decreased as a percentage of net sales to 7.9% from 13.5% for the quarter ended September 30, 1998. This decrease is primarily due to lower gross margins as a percentage of net sales and higher selling, general and administrative expenses.

Interest expense for the quarter ended September 30, 1999 increased 117.3% to $313,000, from $144,000 for the quarter ended September 30, 1998. This increase was primarily due to the financing of the acquisition of CFC Oeserwerk.

Other expenses for the quarter ended September 30, 1999 increased to $151,000 from $114,000 for the quarter ended September 30, 1998. This increase was primarily due to royalties paid to Applied Holographics PLC, a former holographic joint venture partner.

Income taxes for the quarter ended September 30, 1999 decreased to $346,000 from $502,000 for the quarter ended September 30, 1998. This was the result of the decrease in taxable income. The effective tax rate of 37.4% is higher than the comparable period due to the mix of U.S. and foreign income.


Nine months Ended September 30, 1999 Compared to Nine months
Ended September 30, 1998
-------------------------------------------------------------

Net sales for the nine months ended September 30, 1999 increased 26.8% to $48.5 million, from $38.2 million for the nine months ended September 30, 1998. Printed product sales for these periods decreased 2.2% to $13.2 million, from $13.5 million primarily due to softness in the markets the Company serves. Pharmaceutical product sales for these periods increased 2.9% to $7.0 million from $6.8 million, primarily due to increased European sales. Security product (magnetic stripe, signature panels and tipping products for transaction cards, and intaglio-printed documents) sales for these periods decreased 16.8% to $6.4 million, from $7.7 million. This decrease comes primarily from a decrease in intaglio printed municipal bonds in the amount of $900,000 due to the growing use of the electronic form of record keeping, and a decrease in signature panel sales. Sales of simulated metal and other pigmented products for these periods increased 278.8% to $13.8 million, from $3.6 million, primarily due to the Oeserwerk acquisition, which added $11.0 million in net sales in this category during the third quarter of 1999. Holographic product sales increased 22.7% to $8.0 million for the nine months ended September 30, 1999, compared to $6.6 million for the nine months ended September 30, 1998, primarily due to the increased sales of eye-catching holographic packaging applications.

Gross profit for the nine months ended September 30, 1999 increased 16.7% to $16.6 million, from $14.2 million for the nine months ended September 30, 1998. The increase in gross profit was primarily due to the increase in sales. The gross profit margin for the nine months ended September 30, 1999 decreased to 34.2% from 37.1% for the nine months ended September 30, 1998. This decrease in gross profit as a percentage of net sales was primarily caused by lower gross profit margins of products produced at Oeserwerk.

Selling, general and administrative expenses for the nine months ended September 30, 1999 increased 40.0% to $10.5 million from $7.5 million for the nine months ended September 30, 1998. This increase in expense was primarily due to additional expenses associated with Oeserwerk, which was acquired in March 1999, and hiring and relocation costs in the amount of $0.3 million. Selling, general and administrative expenses for the nine months ended September 30, 1999 increased as a percentage of net sales to 21.8% from 19.7% for the nine months ended September 30, 1998, primarily due to the Oeserwerk acquisition.

Research and development expenses for the nine months ended September 30, 1999 increased 17.2% to $1.4 million from $1.2 million for the nine months ended September 30, 1998. This increase in expenses was primarily due to increases in staff. Research and development expense for the nine months ended September 30, 1999 decreased as a percentage of net sales, to 2.9% from 3.1% for the nine months ended September 30, 1998.

Operating income for the nine months ended September 30, 1999 decreased 15.6% to $4.6 million, from $5.5 million for the nine months ended September 30, 1998 primarily due to the increase in operating expenses. Operating income for the nine months ended September 30, 1999 decreased as a percentage of net sales to 9.5% from 14.3% for the nine months ended September 30, 1998. This decrease is primarily due to a decrease in gross profit as a percentage of sales and the increase in selling, general and administrative expenses explained above.

Interest expense for the nine months ended September 30, 1999 increased 60.9% to $0.8 million, from $0.5 million for the nine months ended September 30, 1998. This increase was primarily due to the financing of the Oeserwerk acquisition.

Income taxes for the nine months ended September 30, 1999 decreased 19.4% to $1.4 million from $1.7 million for the nine months ended September 30, 1998. This was primarily the result of the decrease in taxable income. The effective tax rate of 39.9% is higher than the comparable period due to the change in the mix of U.S. and foreign income.


Liquidity and Capital Resources
-------------------------------

Working capital, consisting predominately of inventories and receivables, decreased from $15.3 million at December 31, 1998 to $13.1 million at September 30, 1999. This decrease was primarily due to an increase in short-term borrowings and operating liabilities assumed as part of the acquisition of Oeserwerk. Short-term borrowings and operating liabilities increased by $4.9 million and $4.4 million, respectively, as of those dates as a result of the Oeserwerk acquisition. In addition, that acquisition increased the Company's inventory and accounts receivable by $4.4 million and $3.7 million, respectively as of those dates. Offsetting this increase, the Company's pre-acquisition inventories and operating liabilities decreased by $1.2 million and $1.3 million, respectively. The decrease in inventories is due to an aggressive inventory supplies management program instituted by the Company.

During the first nine months of 1999, the Company made no borrowings against the revolving credit agreement maintained with the Company's primary bank. This agreement, which expires April 1, 2001, provides for unsecured borrowings. The Company believes that it has sufficient capital resources from funds generated from operations as well as available borrowing facilities to support its future capital needs.


Year 2000 Issue
---------------

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Based on its assessment, management of the Company does not anticipate that any additional significant modification or replacement of the Company's hardware or software will be necessary for its computer systems to properly utilize dates beyond December 31, 1999 or that the Company will incur significant operating expenses to make any such computer system improvements. The Company has undertaken an assessment as to whether any of its significant customers, suppliers, lenders, or service providers will need to make any such hardware or software modifications or replacements. The Company has been informed by such persons that they do not expect to have any significant problems from the Year 2000 Issue that would impact the Company. There can be no assurance, however, that the failure of any of such third parties to adequately address the Year 2000 Issue will not have a material adverse effect on the Company's business, operations, or financial condition.




       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company does not use derivative financial instruments to address interest rate, currency, or commodity pricing risks. The following methods and assumptions were used to estimate the fair value of each class of financial instruments held by the Company for which it is practicable to estimate that value. The carrying amount of cash equivalents approximates their fair value because of the short maturity of those instruments. The estimated fair value of the Company's long-term debt approximated its carrying value at September 30, 1999 and December 31, 1998 based upon market prices for the same or similar type of financial instrument.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on November 12, 1999.


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