Form 10-K
period 1999-12-31
CFC INTERNATIONAL INC
filed 2000-03-24
CIK 949859

=============================================================================
                                  UNITED STATES
=============================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                              --------------------

                                    FORM 10-K


[ X  ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         For the Fiscal Year Ended December 31, 1999
                                       OR

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

                               Title of Each Class
                               -------------------

                     Common Stock, par value $.01 per share
                              --------------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES    X          NO
    -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The  aggregate  market  value  of the  voting  stock of the  registrant  held by stockholders who were not affiliates (as defined by regulations of the Securities and Exchange Commission) of the registrant was approximately $30,463,529 at March 20, 2000 (based on the closing sale price on the Nasdaq National Market on March 20, 2000. At March 20, 2000, the registrant had issued and outstanding an aggregate of 4,201,866 shares of common stock and 512,989 shares of Class B common stock.

                       Documents Incorporated by Reference
Those sections or portions of the registrant's proxy statement for the Annual Meeting of Stockholders to be held in 2000, described in Part III hereof, are incorporated by reference in this report.

=============================================================================

                                     PART I

ITEM 1.  BUSINESS

General

CFC International, Inc. ("CFC" or the "Company") formulates, manufactures, and sells chemically-complex, multi-layered functional coatings, which provide superior performance under a wide range of operating conditions. The Company applies its proprietary coatings to rolls of plastic film from which its customers transfer the coatings to their products for protective and informative purposes. The Company produces five primary types of coating products: holographic products such as authentication seals used principally to certify and protect the authenticity of proprietary products and documents susceptible to counterfeiting and tampering and eye-catching holographic packaging; printed coatings such as simulated wood grains for furniture and manufactured home interiors; pharmaceutical pigmented coatings used as heat transfer printing approved by the FDA for pharmaceutical products such as intravenous solution bags; and security products such as magnetic stripes and signature panels for credit cards and intaglio printing for stocks, bonds, and gift certificates. The fifth product line is specialty pigmented and simulated metal coatings used on products such as beverage cases and cosmetics. CFC is a leading supplier in many of the worldwide markets it serves. CFC acquired specialty chemical manufacturer Oeserwerk KG, now called CFC Oeserwerk, located in Goppingen, Germany for cash, stock and assumption of certain liabilities on March 19, 1999, as well as, wholly-owned subsidiary in Paris, France, Oeser France S.A.R.L., now called CFC Oeser France S.A.R.L. CFC Oeserwerk's sales volume is approximately 55% domestic Germany and 45% export. The French operation is 100% domestic. The French operation consists of a sales office, warehouse and slitting. The Goppingen, Germany operation has the capability to manufacture all the company's products.

The Company's coatings are produced by milling pigments, solvents, and resins into proprietary formulations, which combine multiple layers of custom coatings. These coatings are designed to react with each other to create a composite solid coating on a plastic film and are transferred off on to the customers' products. The coatings are produced with a wide range of physical and chemical characteristics and in a broad array of colors, patterns, and surface finishes that are designed to meet specific customer functional requirements. The Company's research and development capabilities enable it to create products specifically tailored to meet customers' requirements, such as resistance to specific chemicals or abrasion, and to satisfy exacting design criteria, such as sophisticated overt and covert (conspicuous and hidden) holograms and simulated woodgrain and other patterns. By using the Company's products, customers also are able to address many of the problems manufacturers confront in complying with increasingly restrictive environmental laws and regulations because the customers avoid the use of liquid solvents and adhesives otherwise needed to apply coatings to their products.

The Company is one of the leading designers and producers of holograms, which are used to protect and authenticate brand name software and merchandise, transportation and event tickets, and other similar applications requiring protection against unauthorized copying or counterfeiting. The Company provides eye-catching holographic packaging to major consumer product manufacturers. The Company acquired from Applied Holographics PLC, the worldwide rights to certain holography technology on January 3, 2000 from its previous joint venture partner (see "-- Holographic Products"). Previously, the Company's market was limited to North America. The Company also announced the formation of a division called CFC Holographics on January 24, 2000 to focus resources on opportunities in the holographic market. CFC is one of only a few companies worldwide with the ability to serve all stages of the holographic production process, from design to manufacturing, and is a supplier to Intel Corporation and Lucent Technologies of holograms used to authenticate their respective products. Sales of products in this market represented approximately 15.8% of the Company's net sales in 1999. See "-- Holographic Products."

A principal market which the Company serves is printed coatings for engineered wood products ("Engineered Board") used to produce ready-to-assemble ("RTA") furniture, kitchen cabinets, manufactured home interiors, value-priced furniture, and picture frames. The Company's coatings are designed to match or improve on the appearance, texture, durability, and scratch, moisture, and stain resistance of natural or painted wood. The Company is one of only two significant suppliers of printed coatings for the Engineered Board market. This market is growing rapidly throughout the world, as the environmental problems associated with paints and stains and the cost and environmental consequences of using solid wood are becoming more significant. Sales of products in this market represented approximately 26.5% of the Company's net sales in 1999. See "-- Chemical Coatings -- Printed Products."


Another significant market for the Company's products is heat transfer printing for intravenous solution bags and other medical supplies. The Company's products provide the pharmaceutical industry with a reliable, environmentally-safe method of conveying crucial medical information on surfaces on which printing is difficult. The Company's coatings for this market are used on FDA-approved products and are able to survive the sterilization process without degradation. The Company is one of the most significant suppliers to this stable and growing market and is the sole supplier to Baxter Healthcare Corporation for these products. Sales of products in this market represented approximately 13.8% of the Company's net sales in 1999. See "-- Chemical Coatings -- Pharmaceutical Products."

The Company is also focusing its efforts on the market for security products for transaction cards, which include credit cards, debit cards, identification cards, and ATM cards. The Company manufactures chemically reactive signature panels and multi-coercivity magnetic stripes for transaction cards and other documents and abrasion resistant tipping foils used to highlight the embossed lettering of transaction cards. The Company's coating products are used by customers such as MasterCard, VISA, and Diners Club International, to enhance the security and processing speed of transaction cards. The Company also has ability to manufacture intaglio printed documents such as stock certificates, bonds, gift certificates and certificates of authenticity. Sales of products in this market represented approximately 13.2% of the Company's net sales in 1999. See "-- Chemical Coatings -- Security Products."

The Company also serves a variety of other consumer and industrial markets, which take advantage of the special functional capabilities of the Company's coatings. These markets include the automobile battery and cosmetics markets, which require acid and solvent resistant markings, and the consumer electronics and appliances markets, which require special surface durability and resistance to ultra-violet light degradation. A new product offering in this area is a foil, that is very receptive for printing inks for label and high-speed printers. This product line has grown with the Oeser acquisition. Sales of products in this market represented approximately 30.7% of the Company's net sales in 1999. See "-- Chemical Coatings -- Specialty Pigmented and Simulated Products."

CFC's products are sold to more than 5,000 customers worldwide. The Company generated approximately 49.5% of its 1999 revenues from sales outside of the United States and has sales, warehousing, and finishing operations in the United Kingdom, Germany, France, and Japan. The Company's margins and operating income result from the Company's proprietary technologies and from the Company's focus on quality, which is exemplified by the Company's investment during the past three years of more than $8.3 million in new equipment. The Company received the International Standards Organization ("ISO") 9001 registration in June 1995, and was recently recertified in June 1999. The Company's ISO 9001 certification provides assurance to the Company's customers that its quality systems are consistently capable of providing products that meet the customers'
requirements. The Company has demonstrated its commitment to quality by providing zero-defect products. The Company has continually emphasized the importance of quality since successful institution by the Company in 1989 of the Phillip Crosby Total Quality Management ("TQM") Program. See "-- Manufacturing and Production."

The Company's executive offices are located at 500 State Street, Chicago Heights, Illinois 60411 and its telephone number is (708) 891-3456. References in this report to the Company mean the CFC International, Inc. and its consolidated subsidiaries, unless the context requires otherwise.

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

Globalization. Because the Company's existing and potential customers have expanded the geographic markets in which they manufacture and sell their products, management of the Company is increasing its focus on the international demand for the Company's products. Accordingly, the Company intends to increase its worldwide sales distribution and manufacturing capabilities, including through alliances with foreign manufacturing organizations, in order to benefit from the increasing globalization of the markets for the Company's products. In March 1999, the Company acquired Oeserwerk KG, a specialty chemical coatings manufacturer based in Goppingen, Germany, and its wholly-owned subsidiary in France to penetrate the European market with its products. The Company also announced on November 30, 1999 that it would acquire the worldwide rights to the holographic technology from Applied Holographics PLC on January 3, 2000.

Low-Cost Producer. The Company plans to maintain and enhance its position as a low-cost producer of transferable coatings by reducing and limiting its manufacturing costs and by increasing the efficiency of the Company's operations. In this regard, the Company has an Employee Gain-Sharing Program whereby employees are paid a portion of the annual cost savings that the Company realizes. The Company also continually modifies its manufacturing processes and equipment to utilize more efficiently the Company's production facilities and limit waste. In the fourth quarter, the Company began to implement a Visual Process Control (VPC) system to minimize non-productive areas, to minimize work in process between manufacturing steps, which will result in decreasing the cycle time and improving delivery to our customers.

Quality Products. One of the Company's goals is to become a preferred supplier for all of its customers, and management of the Company believes that maintaining the highest levels in product and service quality are integral to the achievement of that goal. The Company strives to provide its customers with zero-defect products. In addition, the Company has obtained ISO 9001 registration from an approved ISO 9001 accreditation firm, which permits the Company to offer certification programs to its customers, thereby eliminating the need for the customers to make incoming inspections of the Company's products.

Development of New Technology. Management of the Company believes that a major factor contributing to the Company's growth has been continued investment in research and development. Continued development of new products and processes will be critical to keep abreast of the technology-driven changes in the needs of the Company's customers and to maintain a competitive advantage over the Company's competitors. The Company's Research and Development department has contributed to the development of formulae, proprietary know-how, modifications to existing equipment, and specifications for both new equipment and new raw materials. Tangible results have included improved ease of coating application, abrasion resistance, functionality and the expansion of the market for the Company's holographic products. The proprietary holographic technology AEGIS(TM) (Anti-Counterfeit Encrypted Graphic Image System) is the Company's latest holographic development, a computer-based imaging system that offers significant advances and improvements over what the industry calls dot matrix holography. The development of FLEXRITE(TM) for printed products allows our customers using engineered board to produce more ornate products that are more competitive to real wood products. The recent development of FLEXWRAP(TM) to wrap around furniture arms, legs, and pedestals will enhance the ability of the Company's customers to develop products that compete against real wood.

Overview of Products

The Company's principal product types include the following:

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

o Printed Products include specialized functional coatings used primarily as an alternative to painting or using liquid laminates on wood substitutes and plastics. The most important markets for these products include engineered board products used in the RTA furniture market, kitchen and bath cabinets, factory-constructed housing interiors, value-priced furniture, window trim and moldings, picture frames, and the consumer electronics, automotive, and appliance markets. FLEXRITE(TM), our new value-added coating, applied by a membrane press adheres to the various surface elevations of profiled edges of medium-density fiberboard applications such as panel doors, and helps round out our offering to the furniture market. Its finish is comparable to wood, and it is less expensive and easier to apply than vinyl products, which saves our customers significant labor costs. FLEXWRAP(TM) wraps around arms, legs and pedestal parts of furniture parts made with medium density fiberboard.

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

o Specialty Pigmented and Simulated Metal Products. Specialty Pigmented Products include automobile batteries, cosmetics containers, industrial signage, and other markets requiring a particularly durable specialized functional coating. Specialty Simulated Metal Products include bright-simulated metal and reflective coatings used in the appliance, automotive, and cosmetic markets. Most of these coatings are produced with a state-of-the-art ultra-violet curing process, which results in higher abrasion and chemical resistance. A new offering in this product line is foil which permits high-speed inkjet and laser printing to the surface foil.

Markets

The following table summarizes the Company's principal markets and product applications:

------------     ------------------  ----------------  --------- --------------
                                                        % of CFC      Key
                                         Selected        Sales      Product
Market                 Application       Customers       1999       Features
============     ==================  ================  ========= ==============
Holographic      Authentication      Intel, 3M, JBL,     15.8%   - Fully
Products         seals, trophies,    AquaFresh, Colgate,           integrated
(product         point-of-purchase   Crest, Keebler,               manufacturing
authentication,  packaging,          Arm & Hammer                - Authenticates
high-end eye-    security labels                                   products
catching                                                         - AEGIS
packaging)                                                       - Patented dot
                                                                   matrix

--------------------------------------------------------------------------------
Printed          RTA furniture       Sauder Woodworking, 26.5%   - Large library
Products         (bedroom, office,   Hart, Furniture,              of patterns
(Engineered      entertainment       LEA Industries,             - Superior lead
Board building   centers),           Charleswood, CANA,            times
products,        promotional         Inc., National              - Scratch/mar
consumer         furniture (hotel    Picture and Frame,            resistant
electronics,     and office),        Dallas Woodcrafters,          finishes
home decorating, cabinets, manu-     Ditta Manetti (Italy),        (Armorite
trophies/awards) factured home       Ashley Furniture,              PlusTM)
                 interiors,          Progressive Furniture       - Match to any
                 picture frames,                                   pattern or
                 award plaques,                                    color
                 trophy bases                                    - FLEXRITE TM
                                                                 - FLEXWRAP TM

--------------------------------------------------------------------------------
Pharmaceutical   Intravenous         Baxter Healthcare,   13.8%  - Used on FDA
Products         solution bags,      Abbott Labs,                  approved
                 drainage bags,      Sherwood Davise &             products
                 renal bags,         Geck, B. Braun              - Passes
                 syringes,           Medical, C.R. Bard,           stringent
                 pipettes, tubing    Fresenius, Bieffe             sterilization
                                     Medital                       process
                                                                 - Does not
                                                                   offset

--------------------------------------------------------------------------------
Security         Magnetic stripes,   Visa, MasterCard,    13.2%  - High coerci-
Products         signature panels,   Diners Club,                  vity magnetic
(transaction     and indent and      Discover Card,                stripe is
cards,           tipping foils for   Eurocard, American            durable
identification   credit cards,       Express, Sears,               (exceeds
cards)           debit cards, ATM    Novice, Pier One,             life of card)
                 cards, access       Brinker                     - Reliable, few
                 cards, driver's                                   errors
                 licenses,                                       - Signature
                 passports,                                        panels are
                 intaglio printed                                  tamper
                 security documents                                evident
                                                                 - Intaglio
                                                                   printed
                                                                   stocks, bonds
                                                                   and gift
                                                                   certificates

--------------------------------------------------------------------------------
Specialty        Beverage cases,     Rubbermaid, Delco,   30.7%  - Scratch/mar
Pigmented &      industrial safety   Johnson Controls,             resistant
Simulated        signs, battery      Mattel, Revlon,             - Chemical
Metal Products   cases, vent caps,   AC Rochester,                 resistant
(injection       spark plugs,        Gillette, Bic               - Low-cost
molded and       dashboard inserts,                                alternative
extruded         tail lenses, toys,                              - Variety of
                 cosmetic containers                               colors
                                                                 - Non-toxic
--------------------------------------------------------------------------------


Chemical Coatings

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

Holographic Products

In early 1992, the Company entered into a joint venture partnership with Applied Holographics PLC called "CFC Applied Holographics" (of which the Company now owns 100.0%), to manufacture and market holographic products to customers based in North America and such other regions as Applied Holographics PLC. As of November 30, 1999, the Company entered into an agreement with its former joint venture partner to purchase the worldwide rights to holography for $3.6 million as of January 3, 2000.

CFC Applied Holographics has given the Company the unique ability to produce holographic art origination that involves a patented, computer-generated dot matrix technology. The Company's proprietary holographic technology, AEGIS, further enhances this dot matrix holography. In addition, CFC Applied Holographics has provided the Company with the capability to develop and compete in a growing market for holographic coatings, which is a specialized type of transferable coating embossed with a holographic image. These holographic products are used primarily for security-sensitive products for authentication, anti-counterfeiting purposes, and for eye-catching point-of-purchase displays and consumer packaging.

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

Holographic products represented approximately 13.4%, 17.4% and 15.8% of the Company's net sales in the three years ended December 31, 1997, 1998, and 1999 respectively.

Holograms and Security or "Product Authentication"

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



CFC Applied Holographics' patented computer-generated dot matrix holographic origination process is capable of producing tiny "dot" holograms at a coverage rate of up to 60,000 dots per square inch. Each individual dot hologram can be oriented at any one of 256 different angles, thus creating juxtaposed holographic cells that change when the viewing angle changes. The Company has discovered how to produce computer-developed overlapping images so that these images appear as the viewer's angle-of-view changes. The flexibility created by the dot matrix process provides the Company with state-of-the-art holographic products that are both cost-effective and extremely intricate and, as a result, difficult for competitors to generate products of comparable quality and security orientation. The Company's proprietary holographic technology, AEGIS, further enhances this dot matrix holography. AEGIS allows micro precision dot placement, and varying dot sizes and shapes to be mixed together to create very smooth, fine lines and extremely complicated arcs and curves. AEGIS puts advanced security into dots-type holography, producing features that are difficult to reproduce at any resolution.

Holographic Packaging Products

The visual appeal and uniqueness of holograms make them ideal for applications on consumer products and point-of-purchase displays. These include ribbons and paper for gift packaging, and paper and plastic wrapping for packaging of food and other products. The Company's dot matrix technology results in holograms with a brighter appearance and an enhanced depth of image. In addition, the Company's 60" wide coating and embossing capabilities give the Company a lower cost structure, making holograms economically practical for these and additional applications, and give the Company a broader market for holographic products. An example of this type of product application is the Company's development of holographic promotional packaging for Keebler and, on a continuing basis, Aquafresh Whitening Toothpaste, Colgate Total, and Crest toothpaste.

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

The Company also licensed certain of its proprietary holographic designs to Van Leer Metalized Products (U.S.A.) Ltd. in January 1994, for use by Van Leer in the holographic paper market. The Company receives a 5.0% royalty on gross sales by Van Leer of products incorporating such licensed materials sold in North America.

Printed Products

The Company's printed coatings are featured on numerous consumer products manufactured by companies such as Ashley, Cana, Ditta Manetti (Italy), Hart, and Sauder. These products represented approximately 38.0%, 35.8% and 26.5% of the Company's net sales in the three years ended December 31, 1997, 1998, and 1999 respectively. Printed Products include Engineered Board coatings for RTA and promotional furniture, picture frames, manufactured housing, and window treatments.

Engineered Board Coatings. Engineered Board coatings are functional and simulated patterned coatings including woodgrains, marbles, and granites used to coat particleboard and medium density fiberboard. A broad range of global consumer markets utilize engineered wood for RTA furniture and other products like trophies, awards, and plaques. RTA furniture is designed to provide an inexpensive alternative to traditional furniture and is a market which has experienced especially strong growth in recent years. It is shipped unassembled from the factory to the store and is either assembled at the store before purchase or later by the consumer. RTA furniture products include home entertainment centers, home theater systems, TV and VCR stands, bookcases, and furniture designed to hold home-office equipment. The Company recently introduced FLEXRITE(TM), a new value-added coating for paneled cabinet doors and products with profiled, rounded edges. The Company is introducing a new product, FLEXWRAP(TM). This product wraps around arms, legs and pedestals of furniture made from medium density fiberboard.



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

CFC is a "preferred supplier" to Baxter Healthcare Corporation worldwide. This means that CFC is one of only fifteen of Baxter's suppliers (out of 750 approved suppliers) that meets Baxter's standards for such designation. In order to attain "preferred supplier" status with Baxter, the Company was required to deliver products to Baxter for a three-year period free of defects in product quality, delivery procedures, and paperwork. The Company has an exclusive supplier's contract with Baxter, and Baxter has a majority market share of the intravenous solution bags sold worldwide. It is one of the goals of CFC to achieve a similar supplier relationship with other pharmaceutical companies that require transferable coatings. In this regard, the Company was named a
"preferred supplier" to Abbott Laboratories' Hospital Products Division ("Abbott") in 1994, and has maintained that distinction. The Company was also named a "certified supplier" to Abbott's Montreal location in 1998. Other manufacturers of pharmaceutical products that the Company currently supplies include C.R. Bard, Inc.,
B. Braun Medical, Kendall - Davise & Geck, Bieffe Medital and Fresenius.

Pigmented coatings used on pharmaceutical products represented approximately 19.1%, 17.5%, and 13.8% of the Company's net sales in the three years ended December 31, 1997, 1998, and 1999 respectively.


Security Products

Security Products are divided into four categories within CFC's core coatings product line. These are tamper-evident signature panels, multi-coercivity magnetic stripe, high-abrasion indent and tipping foils, and intaglio printed documents.

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

The market for these products is strong and is expected to continue to experience growth. The increasing use of promotional cards by VISA and MasterCard, including airline mileage cards, automobile discount cards, and other branded cards, is contributing to continued growth in the industry. The Company has been a major producer of tamper-evident signature panels since this market first emerged and has developed and maintains its own library of print cylinders for the signature panels for several companies. CFC is a specified supplier to VISA, MasterCard, Discover Card, Diners Club, and other leading sponsors of transaction cards.

Multi-coercivity magnetic stripe products are coatings applied to plastic transaction cards, either by a conventional heat transfer process, or by a laminating process. The Company's magnetic stripe product offers improved ease of application and multi-coercivity (the amount of energy needed to encode information onto the stripe). The coercivity of a magnetic stripe determines the resistance of the stripe to extraneous energy sources. While 300 oersteds had been the market standard, as of June 1, 1999 a 2,750 oersteds magnetic stripe became the market standard. The Company's magnetic stripe product already has a capacity of 2,750 oersteds; thereby greatly enhancing security and durability of the stripe and also meeting the future requirements of the marketplace. Magnetic stripes may also be used in combination with "smart chips" to further enhance card security, and not require a costly changeover in all reading device technology by retailers.

Magnetic stripes increasingly are being used in new applications that require both the conveyance of information and speed of processing, such as airline tickets, mass-transit tickets, building access cards, passports, driver's licenses, and telephone debit cards. Because magnetic stripes are relatively inexpensive, they can be applied to paper products and do not present the environmental issues associated with solvent-based printing inks. They are an attractive alternative for disposable product applications.

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

Security products represented approximately 16.0%, 19.7%, and 13.2% of the Company's net sales in the three years ended December 31, 1997, 1998, and 1999 respectively.


Specialty Pigmented and Simulated Metal Products

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

The Company manufactures simulated metal coatings, which are used primarily on plastic substrates. They are produced in a wide array of bright metallic and reflective colors such as gold, silver, chrome, bronze, copper, green, and other colors. The production of simulated metal coatings for plastics is a specialty niche business because these coatings require enhanced abrasion and chemical resistance characteristics. CFC has developed an ultra-violet curing process for simulated metal coatings that have demonstrably improved abrasion and chemical resistance. The Company has developed this process to meet the increasing demand for higher abrasion and chemical resistant simulated metal applications.

Key markets for the Company's simulated metal coatings include appliances, automotive, cosmetics, specialty advertising, and use in improving point-of-purchase sales. These coatings are highly specialized and must be specifically developed for the product or container on which they are to be used. For example, a coating used on a lipstick container may not be usable on a perfume bottle. Product applications that utilize the Company's pigmented coatings include credit cards, blow molded bottles, automobile batteries, automotive gauges, copier panels, garbage cans, industrial signage, golfing accessories, housewares, lipstick tubes, mud flaps, pens, personal care products, recycle bins, squeeze tube, and toys.

Specialty pigmented and simulated products represented approximately 13.5%, 9.6%, and 30.7% of the Company's net sales in the three years ended December 31, 1997, 1998, and 1999 respectively. In March 1999, the Company acquired Oeserwerk KG, located in Germany, which is a manufacturer of specialty pigmented and simulated metal products, primarily for the European market. That acquisition accounts for the significant increase in sales of these products in 1999. The market for simulated metal coatings, particularly for use in graphics, is highly competitive and has been experiencing generally declining gross margins. Accordingly, the Company does not actively pursue low margin graphics business in this market. However, with the acquisition of CFC Oeserwerk, this product line's volume has increased substantially because the majority of its sales were in this category, representing 76.5% of its sales for 1999. The Company's strategy is to add technology to the Oeserwerk product line and enhance the value of these products.

International Sales

The Company maintains offices, warehouse space, and finishing operations in the United Kingdom, Germany, France and Japan. In addition to sales made directly to international customers by the Company's Regional Managers covering Europe, Japan, Latin America, and Asia, the Company makes sales to customers around the world through a network of fifty-two distributors. The Company's markets have seen a new globalization, and the Company plans to continue its emphasis on the worldwide requirements of its customers and expanding overseas demand.

During the three years ended December 31, 1997, 1998, and 1999, net sales to Europe, the Pacific Rim, and other customers outside of the United States were $13,327,000, $15,128,000, and $32,762,000 and represented approximately 31.5%,
29.6%, and 49.5% respectively, of the Company's net sales. The substantial increase in international sales is due to the Oeserwerk acquisition on March 19, 1999, which added $17,752,000 in international sales. See Note 6 of the Notes to the Consolidated Financial Statements.

Research and Development

Management believes that a major factor contributing to the Company's growth has been continued investment in research and development. The Company's Research and Development department has contributed to the development of formulae, proprietary know-how, modifications to existing equipment, and specifications for both new equipment and new raw materials. Tangible results have included improved ease of coating application, abrasion resistance, and functionality and the expansion of the market for the Company's holographic products. The recent development of FLEXRITE(TM) for printed products allows the Company's customers using engineered board to produce more ornate products that are more competitive to real wood products. The Company also develops original patterns, woodgrains, and finishes that are engineered to meet customer-specific requirements.

The Company maintains a group of personnel that is dedicated to the creation of new patterns, designs, colors, shades, and textures, including holographic designs. This includes an engineering and chemistry laboratory in Chicago Heights that employs thirteen people. In addition, the Company maintains an art origination studio in Countryside, Illinois, that is dedicated to holographics and which employs three persons who perform holographic research and development, and the holographic optical research laboratory in Ventura, California which employs two people. In the years ended December 31, 1997, 1998, and 1999, the Company spent approximately $1,344,000, $1,585,000, and $2,022,000, respectively, on research and development, of which $462,000, $795,000, and $571,000 respectively, were for holographic research.

Customers in the markets served by CFC are in the midst of their own search for technological breakthroughs that will contribute to low cost production and expanded markets through new products and at the same time meet environmental standards. The Company is making substantial on-going investments in research and development in an effort to assist its customers in the development of new technology and products. Examples include a joint research project for the development of thermal transfer by photocopy for magnetic ink character recognition on toner for transaction documents, such as checks and security documents, and the joint development of new woodgrain design printing cylinders for many of the major furniture companies. A new state-of-the-art computerized pattern design system, Barco, has been operational since April 1999.


Marketing and Sales

As of December 31, 1999, the Company had 37 full time sales people who serve over 5,000 existing customers. Sales personnel include the Senior Vice President of Sales and Marketing, who is responsible for the Americas and Pacific Rim, eight Product Managers, five Regional Managers and twenty-three Field Sales Engineers who are compensated on a salary plus commission basis. The Managing Director of the United Kingdom is responsible for all European, Middle Eastern and African sales except France and Germany. The German Sales Manager is responsible for all German domestic sales. There are four Product Managers in Germany covering printed products, inmold products, pipe and cable products, plastic products, and Infraprint products. The French Regional Manager is responsible for France; and the Japanese General Manager is responsible for Japan. The final Regional Manager is responsible for the Pacific Rim (except Japan) and South America. The Company's four Regional Managers are responsible for the following geographic territories: United States; European Union, Middle East, and Africa; Japan; Pacific Rim (except Japan) and Latin America. The majority of CFC's products are sold directly to original equipment manufacturers who incorporate the Company's products into their own products. In addition, limited use is made of a network of four distributors who service small accounts in the United States and fifty-two distributors who service international markets.

The Company markets a combination of standard products and specialty items on a minimum order basis, and most of the Company's sales are not pursuant to long-term sales contracts. Because most customers require prompt turnaround from order to delivery, the Company does not have a material amount of backlog and backlog comparisons are not indicative of sales trends at any given time.

The Company's three largest customers in 1999 were Baxter Healthcare, Ty, Inc., and Smurfit. Sales made to Baxter are pursuant to a three-year, exclusive provider contract, which was renewed in February 1999. The agreement requires the Company to supply all of Baxter's needs for transferable coatings at specified prices, which may be adjusted to reflect changes in certain of the Company's costs. Sales to Baxter for each of 1997, 1998, and 1999 were $5,460,000, $5,829,000, and $6,136,000 respectively. Sales to Smurfit are on an individual purchase order basis, which is consistent with Smurfit's policies. Sales to Smurfit for each of 1997, 1998 and 1999 were $1,172,888, $1,518,959, and $2,406,166 respectively. Sales to Ty, Inc. are also on an individual purchase order basis. Sales to Ty, Inc. for each of 1997, 1998, and 1999 were $0, $461,285, and $2,313,973, respectively.

Manufacturing and Production

Much of the Company's machinery and equipment was engineered and developed by the Company. Technical manufacturing efficiencies allow the Company to maintain high quality standards while producing products efficiently. The Company's introduction of a 60" wide holographic embosser has given the Company a competitive advantage over the industry norm of 6" to 30" wide capabilities. Management of the Company believes this significantly increases the potential applications for holographic coating. The Company installed a second 60" wide state-of-the-art embosser in 1998 that will enable it to double capacity and provide enhanced service to security and packaging markets.

In 1989, the Company implemented the Phillip Crosby Total Quality Management Process throughout its operations. Most of the Company's top managers have attended Quality College and all employees attend intensive, formal quality classes taught by professional instructors and Quality College graduates. The Company strives to incorporate a focus on quality throughout the entire manufacturing process and not simply inspect the quality of products "after-the-fact." Regularly scheduled departmental communications and "brainstorming" meetings are held to identify improved methods for production and quality. Quality is a never-ending process. The Company in 1999 launched a revised total quality management process in connection with an affiliate of Northern Illinois University.

The  Company  obtained  ISO  9001   registration   from  an  approved  ISO  9001
accreditation firm in June 1995, which permits the Company to offer certification programs to its customers, thereby eliminating the need for the customers to make incoming inspections of the Company's products and also providing just-in-time inventory, reducing customers' inventory carrying costs. The Company also successfully reregistered in June 1999.

ISO 9001 registration requires continuing compliance with a series of generic standards that provide quality management direction as well as quality assurance requirements and guidelines. These standards were originally published in 1987 by the International Standards Organization. The same standards apply to all service and manufacturing companies. To maintain ISO 9001 registration, a company must not only meet the registration standards at the time of initial registration, but also must meet them on an ongoing basis during annual inspections. Compliance with the registration standards provides assurance to customers that a company's quality systems are consistently capable of providing products that meet the customers' requirements. Management of the Company believes that registration to one of the ISO 9001 standards will be required in the future to sell products in the European Union. In addition, many United States customers, including the Company's largest client, Baxter Healthcare Corporation and others, have acknowledged the value of registration.

Product Protection

The Company's success is heavily dependent upon its proprietary formulae and scientific and manufacturing know-how. Accordingly, the Company relies upon trade secrets and other unpatented proprietary information in its product development. All employees are parties to an employment agreement providing for confidentiality and the assignment of invention rights to innovations developed by them while employed by the Company. There can be no assurance that these types of agreements effectively will prevent disclosure of the Company's confidential information. In addition, CFC Applied Holographics owns a U.S. patent on its holographic computer-generated dot matrix origination process, which was issued on March 1, 1994, and a U.S. patent on its autostereoscopic hologram production process, which was issued on January 24, 1989.

Competition

CFC competes with a number of companies in the transferable chemical coatings industry. The Company is aware of only one competitor, Leonhard Kurz & Co. GmbH, which competes with the Company in most of the Company's markets. Customer criteria for purchase of products include product quality, innovation and engineering capability, price, availability, and service. The Company believes that it competes favorably on these factors.

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

The transferable chemical coatings industry not only requires specialized knowledge and technology, but also is capital intensive, requiring expensive difficult-to-construct and difficult-to-operate machinery and equipment to apply the specialty chemicals on to the film carrier. A production facility must also comply with stringent federal, state, and local environmental laws and regulations.

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

Governmental Regulation

The Company's operations are subject to federal, state, and local environmental laws and regulations that impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage, and disposal of solid and hazardous wastes. The Company has installed equipment and procedures, which the Company believes result in controls substantially in excess of those required for full compliance with applicable state and federal environmental requirements. To better control airborne environmental emissions, the Company installed a stack and afterburner in 1992, at a cost of $1,014,000, which is currently designated by EPA standards as Maximum Achievable Control Technology and which, in tests observed as recently as December 1997 by the Illinois EPA, resulted in a 100% capture and 99.6% destruction rate of the airborne pollutants generated by the Company's manufacturing processes, greatly exceeding the 81.0% EPA standard. Because both technology and applicable laws and regulations are evolutionary and subject to change, the Company cannot predict with any certainty the investments and expenditures that it will be required to make to comply with these changing laws and regulations.

Employees

As of December 31, 1999, the Company had approximately 413 full-time employees. These included 197 in manufacturing, 75 in support services, 74 in marketing and sales, 31 in research and development, and 36 in administration and management. None of the Company's employees are covered by collective bargaining agreements. The Company has never experienced a significant work stoppage and considers its employee relations to be good.

Recent Developments

On November 30, 1999, the Company entered into an agreement with its former joint venture partner, Applied Holographics PLC, to purchase the worldwide rights to its holographic technology. This transaction closed on January 3, 2000 for the sum of $3.6 million, 10% of which was paid in cash and the balance of which was represented by a nine-month, non-interest bearing note.

ITEM 2.  PROPERTIES

The Company owns a 150,000 square foot building at 500 State Street in Chicago Heights, Illinois which houses its corporate headquarters and its primary manufacturing operations, and currently utilizes approximately 85% of the building's capacity. The Company's other principal properties are leased and include the following: a 28,000 square foot intaglio printing facility in Countryside, Illinois; a 10,000 square foot warehouse in Chicago Heights; the Company's 7,400 square foot optical laboratory, finishing, and warehouse facility in Ventura, California; a 10,000 square foot warehouse, finishing, and office facility in a suburb of London, England; and a 2,500 square foot warehouse, finishing, and office facility in Tokyo, Japan; a 4,800 square foot warehouse, finishing and office facility in Paris, France; and a 99,000 square foot manufacturing, warehouse, laboratory and office facility in Goppingen, Germany. The Company considers its properties to be adequate to conduct its business for the foreseeable future and believes that it will be able to acquire or lease additional property, when needed, on terms acceptable to the Company.

ITEM 3.  LEGAL PROCEEDINGS

The Company's former parent corporation, Morton International, Inc. ("Morton"), has been named by government environmental agencies as a "potentially responsible party" with respect to environmental liabilities at the Fisher-Calo Superfund Site in Kingsbury, Indiana (the "Fisher-Calo Site"). Morton and other potentially responsible parties entered into a consent agreement in 1991 with such agencies that provides for the remediation of the site, currently estimated to cost approximately $40 million, and which allocates approximately 0.7% of the remediation costs to Morton. While the Company has been named a potentially responsible party and a third-party defendant in the litigation relating to the clean-up of the Fisher-Calo Site, U.S. v. David B. Fisher, et al, which is pending in the U.S. District Court for the Northern District of Indiana, Morton and the Company have reached an agreement whereby Morton and the Company will share equally in the remediation cost that is ultimately determined to be attributable to waste produced by the Company's predecessor. Based upon such agreement, the Company estimates that its portion of the remediation costs will be approximately 0.35% of the total cost of remediation at the Fisher-Calo Site. The Company has an accrued liability of $245,000 related to these matters at December 31, 1999 and, although the actual cost of remediation for the total Fisher-Calo Site may prove to be more or less than $40 million, it is management's opinion, based upon investigation of the quantities and types of waste and the other parties involved, that the Company's share of any liability will not substantially exceed the amount accrued at December 31, 1999. The adequacy of this reserve is reviewed periodically as more definitive information becomes available.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


The Company's common stock, par value $.01 per share ("Common Stock"), is traded in the Nasdaq National Market tier of The Nasdaq Stock Market ("Nasdaq"), under the symbol "CFCI." The Common Stock began trading on Nasdaq on November 17, 1995 in connection with the Company's initial public offering ("IPO") of the Common Stock. On December 31, 1999, the last reported sale price of the Common Stock on the Nasdaq National Market was $6.125 per share. At March 20, 2000, there were approximately 147 record holders of the Common Stock. The table below sets forth the high and low sales prices of shares of Common Stock on the Nasdaq National Market as reported by Nasdaq for the periods indicated.

                               Market Information
                               ------------------

                                 Price per Share of
                                  Common Stock
                                  ------------
                                  High     Low
                                  ----     ---
Year Ended December 31, 1998
       1st Quarter .........      12.75    9.75
       2nd Quarter .........      11.75   10.25
       3rd Quarter .........      12.87    9.50
          4th Quarter ......      10.25    7.37
Year Ended December 31, 1999
       1st Quarter .........      11.00    8.00
       2nd Quarter .........      10.87    9.00
       3rd Quarter .........      11.00    8.37
       4th Quarter .........       8.56    6.00

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


ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data set forth below has been derived from the financial statements of the Company. The financial statements for each of the years in the five-year period ended December 31, 1999, have been audited by PricewaterhouseCoopers LLP, independent accountants, whose report for the years ended December 31, 1997, 1998 and 1999 appears elsewhere in this report. The unaudited pro forma data have been derived from the financial statements of the Company and adjusted to reflect a provision for income taxes as if the Company had been a C-Corporation since inception and further adjusted to reflect the sale by the Company of Common Stock in the IPO. This selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes thereto appearing elsewhere in this report.

                                             Year Ended December 31,
                                             -----------------------
                                  1995      1996     1997      1998       1999
                                  ----      ----     ----      ----       ----
                                      (In thousands, except per share data)
Income Statement Data:
Net sales ..................... $34,177   $37,227   $42,319   $51,047   $66,147
Cost of sales..................  20,103    22,985    26,063    31,914    44,714
                                -------   -------   -------   -------   -------
Gross profit                     14,074    14,242    16,256    19,133    21,433
Selling, general and
  administrative...............   7,243     7,863     8,846    10,415    14,738
Research and development.......   1,109     1,304     1,344     1,585     2,022

Operating income...............   5,722     5,075     6,066     7,133     4,673
Interest expense...............     705       229       413       570     1,030
Other (income) expense.........     (12)       17       (65)      312       476
                                -------   -------   -------   -------   -------
Income before taxes
  and minority interest........   5,029     4,829     5,718     6,251     3,167
Provision for income
  taxes (1)....................   1,669     1,831     2,207     2,260       922
Minority interest in
  net income of
  CFC Applied Holographics.....     210        15       290       343         -
                                -------   -------   -------   -------   -------
Income from continuing
  operations...................   3,150     2,983     3,221     3,648     2,245
                                -------   -------   -------   -------   -------
Net income..................... $ 3,150   $ 2,983   $ 3,221   $ 3,648   $ 2,245
                                =======   =======   =======   =======   =======


Basic earnings per share
  (see Note 11 in financial
  statements).................. $  0.95   $  0.66   $  0.71   $  0.82   $  0.49
Diluted earnings per share
  (see Note 11 in financial
  statements).................. $  0.95   $  0.66   $  0.71   $  0.80   $  0.49

Other Data:
Capital expenditures........... $ 1,092   $ 3,862   $ 3,319   $ 2,050   $ 2,958
Depreciation and
  amortization.................   1,423     1,535     2,093     1,976     3,233
EBITDA (2).....................   7,157     6,578     7,934     8,454     7,430

Balance Sheet Data
(at period end):
Working capital................ $ 7,950   $10,635   $12,993   $15,306   $10,794
Total assets...................  23,269    28,206    35,498    39,280    55,362
Total debt (3).................   2,110     5,932     8,585    10,624    21,029
Stockholders' equity...........  11,953    15,078    18,567    20,971    23,745
----------------

(1)The Company became an S-Corporation for federal and certain state income tax purposes as of June 1, 1992, and effective upon the consummation of the IPO, became a C-corporation.

(2)EBITDA as used herein means  earnings  before  interest  expense,  interest
   income,  taxes,  depreciation,   and  amortization  and  excludes  minority
   interests.

(3)Includes current and long-term portions of debt.




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company formulates, manufactures, and sells chemically-complex, transferable multi-layer coatings for use in many diversified markets such as furniture and building products, pharmaceutical products, transaction cards (including credit cards, debit cards, ATM cards, and access cards), intaglio printing and on sophisticated embossable coatings for holographic packaging and authentication seals. The Company's net sales increased from $34.2 million in 1995 to $66.1 million in 1999. During that period, the Company realized sales dollar growth in all of its major product lines. The Company has experienced, and expects to continue experiencing, shifts in the relative sales and growth of its various products over time. The Company believes that such shifts are in the ordinary course of business and are indicative of its focus on specific niche markets. Holographic products grew from 13.7% in 1995 to 15.8% of net sales in 1999, primarily due to authentication sales and consumer products packaging. During the period from 1995 to 1999, printed products sales declined from 34.9% to 26.5% of net sales. This decline as a percentage is due to the growth in other product lines. Sales of printed products increased from $11.9 million in 1995 to $17.5 million in 1999, or an increase of 47.1% over that five-year period. Pharmaceutical products sales declined from 22.2% in 1995 to 13.8% of net sales in 1999 due to the growth of other product lines. Actual pharmaceutical product sales increased from $7.6 million in 1995 to $9.1 million in 1999, or an increase of 19.7% over that five-year period. Security products sales increased from 9.9% in 1995 to 13.2% of net sales in 1999. Specialty pigmented and simulated metal products increased from 19.3% in 1995 to 30.7% of net sales in 1999. The Company's acquisition of Oeserwerk KG increased sales in this category in 1999, by 76.5% or $15.5 million.

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

Results of Operations

The following table sets forth, for the periods indicated, certain items from the Company's financial statements as a percentage of net sales for such periods:

                                                     December 31,
                                                     ------------
                                             1997      1998      1999
                                             ----      ----      ----

Net sales.............................      100.0%     100.0%    100.0%

Cost of sales.........................       61.6       62.5      67.6
                                             ----       ----      ----

Gross profit..........................       38.4       37.5      32.4

Selling, general and administrative...       20.9       20.4      22.2
Research and development..............        3.2        3.1       3.1
                                              ---        ---       ---
Operating income......................       14.3       14.0       7.1
Interest expense and other............        0.8        1.7       2.3
                                              ---        ---       ---
Income before taxes and minority
  interest............................       13.5       12.2       4.8
                                             ----       ----       ---
Provision for income taxes............        5.2        4.4       1.4
Minority interest.....................        0.7        0.7         -
Net income............................        7.6%       7.1%      3.4%
                                              ===        ===       ===


1999 Compared to 1998

Net sales for the year ended December 31, 1999 increased 29.6% to $66.1 million from $51.0 million for the year ended December 31, 1998. Holographic product sales increased 17.1% to $10.4 million for the year ended December 31, 1999 compared to $8.9 million for the year ended December 31, 1998, primarily due to the increase in security labels to prevent counterfeiting. Printed products sales decreased 4.0% to $17.5 million from $18.2 million primarily due to a slow down in the manufactured housing market. Pharmaceutical product sales increased 2.2% to $9.1 million from $8.9 million primarily as a result of Baxter Healthcare's growth in Europe. Security products (magstripe, signature panels, and tipping products for credit cards and intaglio printed security documents) sales decreased 12.9% to $8.8 million from $10.1 million. This decrease is due primarily to pricing pressures in signature panel and magnetic stripes, as well as, a continued contraction in intaglio printed stocks and bonds as they are being replaced by electronic forms of record keeping. Sales of specialty pigmented and simulated metal products increased 314.7% to $20.3 million from $4.9 million, primarily due to the Company's acquisition of Oeserwerk KG, which added $15.5 million in sales to this category.

Gross profit for the year ended December 31, 1999 increased 12.0% to $21.4 million from $19.1 million for the year ended December 31, 1998. The gross profit margin for the year ended December 31, 1999 decreased to 32.4% from 37.5% for the year ended December 31, 1998. The decrease in gross margin percentage is primarily due to lower margins in Germany and France. Although the Company does not fully allocate all costs on a product line basis, the Company believes that its gross profit margin typically is not substantially different for any of its major product categories with the exception of the recently acquired Oeserwerk product line.

Selling, general and administrative expenses for the year ended December 31, 1999 increased 41.5% to $14.7 million from $10.4 million for the year ended December 31, 1998. This increase is primarily due to the increase in selling, general and administrative expenses in connection with the Oeserwerk KG acquisition. Selling, general and administrative expenses for the year ended December 31, 1999 increased as a percentage of net sales to 22.2% from 20.4% for the year ended December 31, 1998.

Research and development expenses for the year ended December 31, 1999 increased 27.5% to $2.0 million from $1.6 million for the year ended December 31, 1998. The increase in research and development expense was primarily due to the Oeserwerk research staff. Research and development expenses for the year ended December 31, 1999 and December 31, 1998 as a percentage of net sales were 3.1%.

Operating income for the year ended December 31, 1999 decreased 34.5% to $4.7 million from $7.1 million for the year ended December 31, 1998. Operating income for the year ended December 31, 1999 decreased as a percentage of net sales to 7.1% from 14.0% for the year ended December 31, 1998. This decrease was due to lower gross profit as a percent to net sales discussed above and increased selling, general, and administrative expenses.

Interest and other expenses for the year ended December 31, 1999 increased 70.8% to $1.5 million from $882,000 for the year ended December 31, 1998. The increase in interest expense resulted from the interest on loans outstanding to fund the Oeserwerk acquisition.

Income taxes for the year ended December 31, 1999 decreased 59.2% to $922,000 from $2.3 million for the year ended December 31, 1998. This was primarily the result of a decrease in the Company's operating income.

Net income for the year ended December 31, 1999 decreased 38.5% to $2.2 million from $3.6 million for the year ended December 31, 1998. This decrease was primarily due to decreased gross profit as a percent to net sales and an increase in operating expenses in connection with the Oeserwerk acquisition.


1998 Compared to 1997

Net sales for the year ended December 31, 1998 increased 20.6% to $51.0 million from $42.3 million for the year ended December 31, 1997. Holographic product sales increased 57.1% to $8.9 million for the year ended December 31, 1998 compared to $5.7 million for the year ended December 31, 1997, primarily due to the increase in eye-catching holographic packaging coatings applied to consumer products. Printed products sales increased 13.7% to $18.2 million from $16.1 million primarily due to an increase in growth on the part of the Company's customers. Pharmaceutical product sales increased 10.2% to $8.9 million from $8.1 million primarily due to Baxter Healthcare's growth in Europe. Security products (magstripe, signature panels, and tipping products for credit cards and intaglio printed security documents) sales increased 48.3% to $10.1 million from $6.8 million. This increase is primarily due to a full year of sales from Northern Bank Note Company ("NBNC"). NBNC contributed $5.7 million in net sales in 1998 and $2.1 million in 1997 after its acquisition in September 1997. Sales of specialty pigmented and simulated metal products decreased 14.2% to $4.9 million from $5.7 million, primarily due to the Company choosing not to produce low margin products.

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


Quarterly Results of Operations

The following table presents unaudited financial results for each of the eight quarters in the period ended December 31, 1999. This data has been prepared on a basis consistent with the audited financial statements appearing elsewhere in this report, and in the opinion of management, includes all necessary adjustments (consisting only of normal recurring adjustments) required to present fairly the unaudited consolidated quarterly results when read in conjunction with the audited consolidated financial statements of the Company and notes thereto appearing elsewhere in this report. The results of operations for any quarter are not necessarily indicative of results to be expected for any future period.

                                        Quarter Ended
                                        -------------

                 03/31   06/30  09/30   12/31   03/31   06/30   09/30   12/31
                  1998    1998   1998    1998    1999    1999    1999    1999
                  ----    ----   ----    ----    ----    ----    ----    ----

Net sales ..... $12,661 $13,111 $12,464 $12,811 $13,004 $17,967 $17,504 $17,672
Cost of sales..   7,796   8,413   7,825   7,880   8,263  12,160  11,486  12,805
                ------- ------- ------- ------- ------- ------- ------- -------
 Gross profit..   4,865   4,698   4,639   4,931   4,741   5,807   6,018   4,867
Selling,
 general and
 administrative
 expense........  2,838   2,931   2,959   3,272   3,160   4,157   4,629   4,814
Operating
  income........  2,027   1,767   1,680   1,659   1,581   1,650   1,389      53
Interest
  expense.......    165     173     144      87     150     312     313     255
Other expense
  (income)......     20     (95)    115     273      73     101     151     151
                ------- ------- ------- ------- ------- ------- ------- -------
Income (loss)
  before taxes
  and minority
  interest....... 1,842   1,689   1,421   1,299   1,358   1,237     925    (353)
Provision
  (benefit)for
  income taxes...   664     578     501     516     576     484     346    (484)
Minority interest
  in income .....   140     131      89     (17)      -       -       -       -
                ------- ------- ------- ------- ------- ------- ------- -------
Net income.......$1,038   $ 980   $ 831   $ 800   $ 782   $ 753   $ 579   $ 131
                 ======   =====   =====   =====   =====   =====   =====   =====


Percentage of Net Sales
Net sales........ 100.0%  100.0%   100.0% 100.0%  100.0%  100.0%  100.0%  100.0%
Cost of sales....  61.6    64.2     62.8   61.5    63.5    67.7    65.6    72.5
                 ------- ------- ------- ------- ------- ------- ------- -------
Gross profit.....  38.4    35.8     37.2   38.5    36.5    32.3    34.4    27.5
Selling,
 general and
 administrative
 expense.........  22.4    22.3     23.7   25.5    24.3    23.1    26.4    27.2
                 ------- ------- ------- ------- ------- ------- ------- -------
Operating
income...........  16.0    13.5     13.5   13.0    12.2     9.2     8.0     0.3
Interest expense.   1.3     1.3      1.2    0.6     1.2     1.7     1.8     1.4
Other expense
 (income)........   0.2    (0.7)     0.9    2.1     0.6     0.6     0.9     0.9
                 ------- ------- ------- ------- ------- ------- ------- -------
Income (loss)
 before taxes and
 minority
 interest........  14.5    12.9     11.4   10.3    10.4     6.9     5.3    (2.0)
Provision
 (benefit)
 for income
 taxes...........   5.2     4.4      4.0    4.0     4.4     2.7     2.0    (2.7)
Minority
 interest
 in income
 (loss)..........   1.1     1.0      0.7    0.1       -       -       -       -
                  ------- ------- ------- ------- ------- ------- ------- ------
Net income ......   8.2%    7.5%     6.7%   6.2%    6.0%    4.2%    3.3%    0.7%
                    ====    ====     ====   ====    ====    ====    ====    ====

The fourth quarter of 1999 includes a benefit for income taxes resulting from net losses from operations, and the reversal of tax provisions previously provided for operations incurring net losses for the year.




Liquidity and Capital Resources

The Company's primary sources of working capital have been net cash provided by operating activities and net borrowings under various loan agreements. Net cash provided by operating activities was $4,690,000, $6,169,000 and $3,095,000 for the years ended December 31, 1997, 1998 and 1999 respectively. Cash at year-end decreased $3.5 million in the year ended December 31, 1999 as a result of the following factors; $4.1 million paid out as part of the acquisition of Oeserwerk KG; and $3.0 million invested in capital expenditures.

Offsetting these decreases, the Company's continued efforts to minimize inventories and accounts receivables through better management; increased cash by $1.2 million and $869,000, respectively. These decreases were achieved despite the fact that the acquisition of Oeserwerk KG increased the same items by $4.4 million and $4.6 million, respectively.

The Company's capital expenditures totaled approximately $3,319,000, $2,050,000 and $2,958,000 for the years ended December 31, 1997, 1998 and 1999 respectively, and included the payments for the new 50" wide printing press in 1997.

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

On March 19, 1999, the Company received a term loan in the amount of $9,525,000 at an annual interest rate of 5.0% used to acquire Oeserwerk.

The Company and its subsidiaries have various revolving credit arrangements that provide for maximum borrowings of approximately $16,000,000 as of December 31, 1999. Under these revolving credit arrangements, interest is payable at either the respective bank's prime rate (8.50% and 7.75% at December 31, 1999 and 1998, respectively) or 2% over the Bank of England's sterling base rate (5.50% and 6.25% December 31, 1999 and 1998, respectively). The revolving credit arrangements expire at various dates beginning in 2001. The Company is required to pay a quarterly fee for the unused portion on one of its facilities at an amount equal to .25% times the daily average of the unused portion. Such payments in 1999, 1998 and 1997 were not significant.

On January 13, 1998, the Company repurchased 79,509 shares from a former officer for the total consideration of $755,336, less $110,552 for repayment of a promissory note the officer owed to the Company. Additionally on the open market in December 1998, the Company repurchased 58,000 shares for a total consideration of $445,120.


The Company  believes  that the net cash  provided by operating  activities  and amounts available under the Credit Facility are sufficient to finance the Company's growth. Additionally, the Company has been able to obtain financing on normal commercial terms to fund acquisitions or major equipment purchases. It is expected that the $3.6 million acquisition of the worldwide rights to holographic technology (see Note 15) will be funded from available credit facilities.

Seasonality and Impact of Inflation

Historically, the Company has experienced lower net sales levels during the fourth quarter and increased net sales levels during the following first quarter. This is due to typical year-end depletion of inventories by the Company's customers. It is also due in large part to the holidays at the end of the year, as the Company's customers have an increased number of holiday plant closings. In addition, fourth quarter pharmaceutical product sales generally are lower as a result of the postponement of elective surgeries during holiday periods. However, due to the strong growth of printed products for use in the ready-to-assemble furniture market, fourth quarter sales have been generally greater than third quarter sales in each of the last two years.

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

Year 2000 Issue

The Company has addressed the issues associated with potential business disruptions relating to the Year 2000 computer programming issue. The Company formed a company-wide Year 2000 Readiness Project to identify and resolve Year 2000 issues. The products of the Company's operating units are not "date and time sensitive." The project included the inventory of financial, manufacturing, design, and other internal systems, hardware, equipment, and embedded chips in industrial control instruments, and the assessment, remediation, and testing of those systems. All systems were inventoried, reviewed and assessed in 1998, and the majority of systems, which were not Year 2000 ready, were remedied or replaced and tested in 1999. As part of the project, Year 2000 Readiness surveys were sent to significant service providers, vendors, suppliers, customers and governmental entities that were believed to be critical to business operations. The Company prepared supplier contingency plans based on survey responses. The Company experienced no major disruptions or system failures, and no problems due to problems at customers or suppliers. However, the Company will continue to be diligent in identifying and addressing potential issues which could develop in the coming months.

Business Acquisition

In November 1999, the Company signed a Letter of Intent to purchase the worldwide rights from its former joint venture partner Applied Holographics PLC for $3.6 million, 10% of which was paid in cash at closing and the remainder of which was represented by a nine-month, non-interest bearing note. The closing occurred on January 3, 2000.

Quantitative and Qualitative Disclosures about Market Risk

The Company does not use derivative financial instruments to address interest rate, currency, or commodity pricing risks. The following methods and assumptions were used to estimate the fair value of each class of financial instruments held by the Company for which it is practicable to estimate that value. The carrying amount of cash equivalents approximates fair value because of the short maturity of those instruments. The estimated fair value of the Company's long-term debt approximated its carrying value at December 31, 1999 and 1998 based upon market prices for the same or similar type of financial instrument.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




                          INDEX TO FINANCIAL STATEMENTS



                                                                    Page
                                                                    ----


Report of Independent Accountants.............................       23

Consolidated Balance Sheets at December 31, 1999 and 1998.....       24

Consolidated Statements of Income for the years
  ended December 31, 1999, 1998 and 1997......................       25

Consolidated Statements of Cash Flows for the
  years ended December 31, 1999, 1998 and 1997................       26

Consolidated Statements of Stockholders' Equity
  for the years ended December 31, 1999, 1998 and 1997........       27

Notes to Consolidated Financial Statements....................       28



Financial Statement Schedule


     Schedule II --- Valuation and Qualifying Accounts

                        REPORT OF INDEPENDENT ACCOUNTANTS






To the Board of Directors and Shareholders
CFC International, Inc.



In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of CFC International, Inc., and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows, for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statement and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PricewaterhouseCoopers LLP


Chicago, Illinois
February 11, 2000

                             CFC INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                             December 31,
                                                   ----------------------------
                                                        1999            1998
                                                        ----            ----
ASSETS
CURRENT ASSETS:
Cash and cash equivalents.........................  $ 1,908,989     $ 5,434,595
Accounts receivable, less allowance
  for doubtful accounts of $1,209,000
  and $625,000 respectively.......................   11,263,452       7,767,135
Employee receivable...............................       37,083          35,653
Inventories (Note 1):
  Raw materials...................................    2,556,769       1,281,868
  Work in process.................................    1,576,822       1,233,287
  Finished goods..................................    6,253,805       4,919,531
                                                    -----------     -----------
                                                     10,387,396       7,434,686
Prepaid expenses and other current assets.........    1,778,477         687,506
Deferred income taxes.............................    1,437,266         868,976
  Total current assets............................   26,812,663      22,228,551
                                                    -----------     -----------
Property, plant and equipment,
  net (Notes 1 and 3).............................   26,558,177      15,323,705
Other assets......................................    1,991,158       1,727,440
                                                    -----------     -----------
Total assets......................................  $55,361,998     $39,279,696
                                                    ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt (Note 4)........  $ 7,394,335     $ 1,347,693
Accounts payable..................................    2,545,831       2,187,784
Accrued environmental liability (Note 13).........      244,937         244,937
Accrued bonus.....................................      177,809         550,944
Accrued vacation..................................      617,752         559,357
Other accrued expenses and current liabilities....    5,037,582       2,031,484
                                                    -----------     -----------
  Total current liabilities.......................   16,018,246       6,922,199
                                                    -----------     -----------
Deferred income taxes.............................    1,963,346       2,110,274
Long-term debt (Note 4)...........................   13,635,116       9,276,587
                                                    -----------     -----------
  Total liabilities...............................   31,616,708      18,309,060
                                                    -----------     -----------
STOCKHOLDERS' EQUITY:
Voting Preferred Stock, par value
  $.01 per share, 750 shares authorized,
  no shares issued and outstanding................            -               -
Common stock, $.01 par value, 10,000,000
  shares authorized; 4,392,700 and
  4,226,469 shares issued at
  December 31, 1999 and 1998 respectively.........       43,927          42,281
Class B common stock,  $.01 par value,
  750,000 shares  authorized;  512,989 and
  518,169  shares  issued  and  outstanding
  at  December  31,  1999  and 1998
  respectively....................................        5,130           5,182
Additional paid-in capital........................   11,607,695      10,551,354
Retained earnings.................................   14,225,154      11,979,842
Accumulated other comprehensive income............     (503,445)       (216,852)
                                                    -----------     -----------
                                                     25,378,461      22,361,807
Less 353,346 and 331,346 treasury
  shares of common stock, at cost at
  December 31, 1999 and 1998 respectively.........   (1,633,171)     (1,391,171)
                                                    -----------     -----------
                                                     23,745,290      20,970,636
CONTINGENCIES (Note 13)...........................            -               -
                                                    -----------     -----------
  Total liabilities and stockholders' equity......  $55,361,998     $39,279,696
                                                    ===========     ===========


               The accompanying notes are an integral part of the
                       consolidated financial statements.





                             CFC INTERNATIONAL, INC.

                        CONSOLIDATED STATEMENTS OF INCOME


                                                     December 31,
                                        ---------------------------------------
                                           1999          1998          1997
                                           ----          ----          ----
Net sales ..........................    $66,147,299   $51,047,399   $42,319,147
Cost of goods sold .................     44,714,285    31,914,511    26,063,431
                                        -----------   -----------   -----------
Gross profit .......................     21,433,014    19,132,888    16,255,716
                                        -----------   -----------   -----------
Marketing and selling expenses .....      7,048,868     5,544,129     4,813,880
General and administrative
  expenses .........................      7,689,424     4,871,277     4,032,066
Research and development expenses...      2,021,555     1,585,458     1,343,678
                                        -----------   -----------   -----------
                                         16,759,847    12,000,864    10,189,624
                                        -----------   -----------   -----------
Operating income....................      4,673,167     7,132,024     6,066,092
Other expenses (income):
  Interest..........................      1,029,755       569,573       412,920
  Miscellaneous.....................        475,881       311,823       (65,183)
                                        -----------   -----------   -----------
                                          1,505,636       881,396       347,737
                                        -----------   -----------   -----------
Income before income taxes
  and minority interest.............      3,167,531     6,250,628     5,718,355
Provision for income taxes (Note 5).        922,219     2,259,607     2,207,021
                                        -----------   -----------   -----------
                                          2,245,312     3,991,021     3,511,334
Minority interest in income
  of CFC Applied Holographics.......              -      (343,029)     (290,131)
                                        -----------   -----------   -----------
Net income..........................    $ 2,245,312   $ 3,647,992   $ 3,221,203
                                        ===========   ===========   ===========

Basic earnings per share (Note 11):
  Net income per share..............       $   0.49      $   0.82      $   0.71
Diluted earnings per share (Note 11):
  Net income per share..............       $   0.49      $   0.80      $   0.71


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                             CFC INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        December 31,
                                         --------------------------------------
                                           1999         1998          1997
                                           ----         ----          ----
Cash flow from operating activities:
  Net income...........................  $2,245,312   $3,647,992    $3,221,203
   Adjustments to reconcile
    net income to net cash provided
    by operating activities:
     Depreciation and amortization.....   3,233,021    1,976,173     2,092,937

      Deferred income taxes............    (715,218)     (91,667)      210,745
      Minority interest in
       CFC Applied Holographics........           -      343,029       290,131
      Changes in assets and liabilities:
       Accounts receivable..............    868,925   (1,204,670)     (277,186)
       Inventories......................  1,248,918    1,139,256    (1,134,997)
       Employee receivable..............     (2,937)     108,367       (33,095)
       Prepaid expenses and other
        current assets.................. (1,112,672)    (178,732)       (3,104)
       Accounts payable................. (2,255,535)    (906,094)      259,602
       Accrued bonus....................   (371,779)     476,446      (124,225)
       Accrued vacation.................     58,462      254,684             -
       Accrued expenses and other
        current liabilities.............   (101,028)     603,856       187,839
Net cash provided by operating
  activities............................  3,095,469    6,168,640     4,689,850
                                         ----------   ----------    ----------

Cash flows from investing activities:
  Additions to property, plant
   and equipment........................ (2,957,717)  (2,049,902)   (3,318,819)
  Restricted cash.......................          -            -     1,510,827
  Cash invested in acquired business.... (4,090,210)           -    (1,758,327)
                                         ----------   ----------    ----------
Net cash used in investing activities... (7,047,927)  (2,049,902)   (3,566,319)
                                         ----------   ----------    ----------

Cash flows from financing activities:
  Proceeds from Oeser term loan.........  4,457,100            -             -
  Repayments of Oeser term loan......... (8,055,000)           -             -
  Proceeds from revolving credit
   agreements...........................  5,321,313      127,530     1,600,000
  Repayments of revolving credit
   agreements...........................          -            -    (1,600,000)
  Proceeds from term loans..............          -    2,625,000      (111,504)
  Repayment of term loans............... (1,053,008)  (1,991,005             -
  Repayment of IRB......................   (200,250)    (200,250)      (200,250)
  Repayment of capital lease............   (187,601)     (70,596)       (49,521)
  Minority interest payments............          -           99              -
  Proceeds from issuance of
   common stock.........................     72,049       86,369        147,556
  Distributions to stockholders.........          -   (1,090,615)             -
                                         ----------   ----------     ----------
Net cash used in (provided by)
  financing activities..................    354,603     (513,468)      (213,719)
Effect of exchange rate changes
  on cash and cash equivalents..........     72,249      (11,745)         3,555
                                         ----------   ----------     ----------
Increase (decrease) in
  cash and cash equivalents............. (3,525,606)   3,593,525        913,367

Cash and cash equivalents:
  Beginning of period.................... 5,434,595    1,841,070        927,703
  End of period..........................$1,908,989   $5,434,595     $1,841,070
                                         ==========   ==========     ==========

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                             CFC INTERNATIONAL, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                               Accumu-
                                               lated
                          Addi-                other                 Total
                 Class B  itional              compre-               stock
         Common   common  paid-in   Retained   hensive  Treasury     holders'
          stock   stock   capital   earnings   income    stock       equity
          -----   -----   -------   --------   ------    -----       -------
Balance
at
12/31/96..$41,757 $5,287 $10,139,248 $5,110,647 $(27,891) $(190,713)$15,078,335

Compre-
hensive
income:
 Net
 income..                             3,221,203                       3,221,203
 Foreign
 currency
 trans-
 lation
 adjust-
 ment.....                                       (58,269)               (58,269)
          ------- ------ ----------- ---------- --------- --------- -----------
Total
compre-
hensive
income....                            3,221,203  (58,269)             3,162,934
Employee
stock
purchases.    147           144,691                                     144,838
Exercise
of
options...      3             2,716                                       2,719
Reclassify
shares....    105              (105)                                          -
Shares
issued
(Note 2)..    170            178,330                                    178,500
          ------- ------ ----------- ---------- --------- --------- -----------
Balance
at
12/31/97.. 42,182  5,182  10,464,985  8,331,850   (86,160) (190,713) 18,567,326
Compre-
hensive
income:
Net
 income...                            3,647,992                       3,647,992
Foreign
currency
trans-
lation
adjust-
ment......                                       (130,692)             (130,692)
          ------- ------ ----------- ---------- --------- --------- -----------
Total
compre-
hensive
income....                            3,647,992  (130,692)            3,517,300
Employee
stock
purchases.     82                        86,281                          86,363
Exercise
of
options...     17                            88                             105
Repurchase
of
shares....                                               (1,200,458) (1,200,458)
          ------- ------ ----------- ---------- --------- --------- -----------
Balance
at
12/31/98.. 42,281  5,182  10,551,354 11,979,842 (216,852)(1,391,171) 20,970,636
Compre-
hensive
income:
Net
 income...                            2,245,312                       2,245,312
Foreign
currency
trans-
lation
adjust-
ment......                                       (286,593)             (286,593)
          ------- ------ ----------- ---------- --------- --------- -----------
Total
compre-
hensive
income....                            2,245,312  (286,593)            1,958,719
Employee
stock
purchases.     94            71,955                                      72,049
Shares
issued
for
Oeser
acqui-
sition....  1,000           876,600                                     877,600
Restricted
shares
issued....    500           107,786                                     108,286
Repurchase
of
shares....                                                  (242,000)  (242,000)
Reclassify
shares....     52    (52)                                                     -
          ------- ------ ----------- ---------- --------- --------- -----------
Balance
at
12/31/99..$43,927$5,130 $11,607,695$14,225,154$(503,445)$(1,633,171)$23,745,290
          ======= ===== =========== ========== ========= =========== ==========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                             CFC INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  Nature of Business and Significant Accounting Policies

Nature of business and principles of consolidation. CFC International, Inc. (the "Company") formulates, manufactures and sells chemically complex, multi-layered functional coatings and sophisticated holographic technologies. Its customers are primarily companies in the consumer products and medical supply industries. One pharmaceutical customer accounted for approximately 8, 11, and 13 percent of net sales during 1999, 1998 and 1997, respectively. The Company has no significant concentrations of credit risk.

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

Property, plant, and equipment. Property, plant, and equipment are recorded at cost. The straight-line method is used to compute depreciation for financial reporting purposes. Major improvements and betterments are capitalized while maintenance and repairs that do not extend the useful life of the applicable assets are expensed as incurred. If the carrying value of an asset, including associated intangibles, exceeds the sum of estimated undiscounted future cash flows, then an impairment loss is recognized for the difference between the estimated fair value and carrying value.

Research and development costs. All research and development costs are expensed as incurred.

Revenue recognition.  Revenue is recognized when products are shipped.

Foreign currency translation. The functional currencies of all foreign operations are their local currencies. The balance sheets of these entities are translated at year-end rates of exchange and their results of operations at weighted average rates of exchange for the year. Translation adjustments resulting from this process are recorded directly in stockholders' equity and will be included in the determination of net income only upon sale or liquidation of the entities, which is not contemplated at this time.

Earnings per share. See Note 11 for computation of basic and diluted earnings per share.

SFAS No. 123. The Company has adopted the "disclosure method" provisions of Statement of Financial Accounting Standards (SFAS No. 123) "Accounting for Stock-Based Compensation." As permitted by SFAS No. 123, the Company continues to recognize stock-based compensation costs under the intrinsic value base method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations.

Fair value of financial instruments. As of December 31, 1999, 1998 and 1997, the carrying amount of the Company's financial instruments approximates their estimated fair value based upon market prices for the same or similar type of financial instrument.

Comprehensive income. The Company has adopted Statement of Financial Accounting Standards (SFAS No. 130), "Reporting Comprehensive Income." In accordance with SFAS No. 130, the Company reports comprehensive income and its components in the Statement of Stockholders' Equity.

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

Intangibles. The excess of cost over the fair value of the net assets of businesses acquired was $1.5 million and $1.6 million at December 31, 1999 and 1998 respectively. Accumulated amortization amounted to $529,954, and $370,117 at December 31, 1999 and 1998, respectively. Amortization expense was $159,837, $160,117 and $123,000 in 1999, 1998 and 1997, respectively. Intangibles are amortized on a straight-line basis over periods of up to 15 years.

Statement of cash flows.
                            SUPPLEMENTAL DISCLOSURES

                                           For Year Ended December 31,
                                  -------------------------------------------
                                        1999           1998          1997
                                        ----           ----          ----
Cash paid during the year for:
  Interest paid................... $ 1,088,092      $  471,270    $  358,000
  Income taxes paid...............   2,180,755       1,511,000     2,270,000
Non-cash investing and
financing activities:
  Assumption of debt and
   issuance of securities
   for acquisition ..............    16,800,000              -     3,240,000


Note 2.  Acquisitions

On March 19, 1999, the Company acquired substantially all of the assets and assumed substantially all of the liabilities of Oeserwerk KG for approximately $20.8 million including cash, issuance of commons shares, direct costs and assumption of debt. Oeserwerk formulates and manufactures chemically complex, multi-layered functional coatings including printed woodgrain patterns, simulated metal and pigmented products for the graphics and bookbinding industries. The total purchase price, plus liabilities assumed was allocated $9.4 million to property, plant, and equipment and $11.4 million to net current assets. Severance liabilities of $0.6 million were recorded in connection with the Oeser acquisition of which $0.2 million remained unpaid at December 31, 1999. The Company financed the acquisition with $4.1 million cash and the issuance of 100,000 shares of restricted common stock. In addition, the Company assumed approximately $10.0 million of Oeserwerk's debt. The Company also incurred approximately $800,000 of fees associated with the acquisition, which is included in the $4.1 million in cash. The results of operations of Oeserwerk have been included in the accompanying consolidated financial statements since March 19, 1999.

The following summarized unaudited pro forma financial information for the twelve months ended December 31, 1999 and 1998 assumes the acquisition had occurred on January 1 of each year (in 000's).

                        1999      1998
                        ----      ----
Net sales .........   $69,480   $74,037
Net income ........     1,193     2,411
Earnings per share:
    Diluted .......   $  0.27   $  0.51

The pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented, does not reflect any benefits for actions taken subsequent to the acquisition, and is not intended to be a projection of future results.

On September 3, 1997, the Company acquired substantially all of the assets and assumed substantially all of the liabilities of NBNC. NBNC is a financial security printer of stock certificates and other intaglio printed documents. In consideration of this acquisition, the Company issued 17,000 shares of its common stock, par value $.01 per share (the "Common Stock"); delivered a ten-year, 6% subordinated note in the principal amount of $3,000,000 (the "Note"), convertible, in whole or in part, at the option of the holder beginning after the first anniversary of the Note, into Common Stock at a conversion price of $14.00 per share; delivered a short-term note in the principal amount of $1,500,000 which was paid in full on September 4, 1997; and paid $258,300 in cash. The acquisition was accounted for using the purchase method of accounting. Approximately $1,500,000 of the cash purchase price was obtained through borrowings under the Company's revolving credit facility.


Note 3.  Property, Plant and Equipment

Property, plant and equipment consist of the following:

                                                        December 31,
                                            ----------------------------------
                                                                     Estimated
                                             1999         1998      Useful Life
                                             ----         ----      -----------
Land....................................  $ 3,233,422  $   105,670
Building................................    5,800,835    4,347,656     25 years
Machinery and manufacturing equipment...   29,071,085   21,348,256     10 years
Furniture and office equipment..........    3,941,089    2,283,529     10 years
Construction in process.................      392,831            -
                                          -----------  -----------
                                           42,439,262   28,085,111
Less - Accumulated depreciation.........  (15,881,085) (12,761,406)
                                          -----------  -----------
                                          $26,558,177  $15,323,705
                                          ===========  ===========

Note 4.  Long-Term Debt

Long-term debt consists of the following:

                                                              December 31,
                                                      -------------------------
                                                          1999           1998
                                                          ----           ----
Illinois Revenue Bonds ...........................    $ 3,395,297    $ 3,604,500
Term Loan "A" ....................................      2,543,542      2,612,285
Term Loan "B" ....................................     10,919,438           --
Convertible Subordinated Note ....................      2,333,333      2,666,667
Capital Leases ...................................        518,834           --
Note Payable .....................................      1,117,613      1,548,103
Other ............................................        201,394        192,725
                                                      -----------    -----------
                                                       21,029,451     10,624,280
Less - Amounts included in current liabilities ...      7,394,335      1,347,694
                                                      -----------    -----------
                                                      $13,635,116     $9,276,586
                                                      ===========     ==========

Illinois Industrial Development Revenue Bonds. The Company received $4,005,000 of proceeds from the issuance of the bonds on June 20, 1996. The proceeds were used to fund the Company's 15,000 square foot addition to its primary production facility and the purchase of a new printing press for printed products.

The bonds bear interest at rates, which are determined by the market and are reset weekly by the remarketing agent for the bonds. The maximum annual rate of interest that the bonds will bear is 12%. The annual rate of interest was 3.65% at December 31, 1999 and December 31, 1998. Annual principle payments of $200,250 began in 1997 and will continue through 2007. The balance of $1,802,250 is due and payable when the bonds mature on June 1, 2008.

Term Loans. Term Loan "A" is payable in monthly principal and interest installments of $20,431 with a final principal payment of $2,287,412 due at maturity. Interest is payable monthly at a fixed rate of 7.05%. This term loan matures on November 1, 2003.

Term Loan "B" consists of a revolver and several loans, all associated with the Company's acquisition of Oeserwerk KG (see Note 2). The revolver expires on April 15, 2004, and interest is payable monthly at a fixed rate of 4.2%. The various loans have quarterly interest payable at their respective fixed interest rates ranging from 5.6% to 7.2%. These loans contain covenants that include financial tests.


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

Revolving Credit Arrangements. The Company and its subsidiaries have various revolving credit arrangements that provide for maximum borrowings of approximately $16 million. Interest under the credit agreements range from prime to 2.0% over certain bank established base rates. The revolving credit arrangements expire at various dates beginning in 2001. Under the main credit line, the Company is required to pay a quarterly fee for the unused portion at an amount equal to .25% times the daily average of the unused portion. Such payments in 1999, 1998 and 1997 were not significant.

The credit agreements contain covenants which, among other things, restrict new indebtedness and dividend declarations, and prohibit net losses. The borrowings are secured by substantially all of the Company's assets.

Aggregate minimum principal payments for all long-term debt, excluding capital lease obligations, as of December 31, 1999 are as follows:

2000..........................................................        7,001,963
2001..........................................................        1,446,118
2002..........................................................        1,534,755
2003..........................................................        1,147,729
2004..........................................................        3,463,365
Thereafter....................................................        5,916,687
                                                                      ---------
                                                                  $ 20,510,617

Note 5.  Income Taxes

The income tax provision (benefit) consists of the following:

                                                For Year Ended December 31,
                                        ---------------------------------------
                                            1999          1998          1997
                                            ----          ----          ----
Current Payable:
  Federal .............................  $1,266,583    $1,742,970    $1,805,870
  State ...............................     255,097       406,356       337,215
  Foreign .............................     115,757       201,948      (146,809)
Deferred ...............................   (715,218)      (91,667)      210,745
                                         -----------   -----------  ------------
                                         $  922,219    $2,259,607    $2,207,021
                                         ===========   ===========   ===========


The provisions for income taxes differ from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to income before income taxes and minority interest as a result of the following differences:

                                            1999         1998          1997
                                           Actual       Actual        Actual
                                           ------       ------        ------
Statutory U.S. tax rates                    34.0%        34.0%         34.0%
Differences in rates resulting from:
  State and local taxes                      4.4%         4.3%          4.7%
  Effect of foreign tax rates               (4.6%)        0.0%          0.0%
  Other, net                                (4.7%)       (2.1%)         2.0%
                                            ------       ------        -----
Effective tax rate                           29.1%        36.2%         40.7%
                                            ======       ======        ======

Deferred tax liabilities (assets) result from the following:

                                                          December 31,
                                                      1999            1998
                                                      ----            ----
Depreciation....................................    $1,940,637      $2,041,117
Other, net......................................     (795,675)       (799,819)
Foreign net operating loss carryforward.........     (618,882)               -
                                                  -------------   -------------
                                                      $526,080      $1,241,298
                                                  =============   =============

Foreign net operating loss carryforwards may be carried forward indefinitely.

Note 6.  Business Segment and International Operations

The Company has adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." The Company and its subsidiaries operate in a single business segment, which is the formulating and manufacturing of chemically-complex, multi-layered functional coatings. The Company produces five primary types of coating products. Sales of these products (in millions) were as follows:

                                                   1999      1998      1997
                                                   ----      ----      ----
Holographic Products............................   $10.4     $ 8.9     $ 5.6
Printed Products................................    17.5      18.2      16.1
Pharmaceutical Products.........................     9.1       8.9       8.1
Security Products...............................     8.8      10.1       6.8
Simulated Metal and Other
    Pigmented Products..........................    20.3       4.9       5.7
                                                   -----     -----     -----
Total...........................................   $66.1     $51.0     $42.3
                                                   =====     =====     =====

The following is sales and long-lived asset information by geographic area as of and for the years ended December 31:

                             Sales                        Net Fixed Assets
               -------------------------------------  ------------------------
                  1999      1998            1997         1999         1998
                  ----      ----            ----         ----         ----
United States..$33,385,384  $35,919,399  $28,991,624  $15,509,701  $15,162,865
Germany........ 15,045,505            -            -   10,772,735            -
Other Foreign   17,716,409   15,128,000   13,327,523      275,741      160,840
               -----------  -----------  -----------  -----------  -----------
               $66,147,298  $51,047,399  $42,319,147  $26,558,177  $15,323,705
               ===========  ===========  ===========  ===========  ===========

Foreign revenue is based on the country in which the customer is domiciled.


Note 7.  International Operations and Export Sales

The Company has divisions in Europe and Asia. The following data in U.S. dollars, relative to the subsidiaries, is included in the accompanying financial statements as of and for the year ended December 31:

Europe
------
                                      1999             1998             1997
                                      ----             ----             ----
Assets.........................   $21,845,393      $ 1,997,537     $ 1,469,032
Liabilities....................    14,686,398          410,087         255,975

Net sales......................    24,549,859        7,118,662       6,673,591
Net income/(loss)..............      (429,142)         507,238         134,736


Asia
----
                                       1999             1998             1997
                                       ----             ----             ----
Assets.........................   $   447,881      $   140,323     $   422,353
Liabilities....................       176,630           33,661         110,615
Net sales......................     1,154,671        1,024,530        1,197,662
Net (loss).....................      (117,673)        (207,228)        (222,254)

Export sales from U.S. operations amounted to $7,057,142, $6,984,808 and $5,456,000 in 1999, 1998 and 1997, respectively.

Note 8.  Profit Sharing Plan

The Company maintains a profit sharing/401(K) plan for the benefit of all eligible employees, as defined under the plan agreement. Annual profit sharing contributions are discretionary, determined by the Board of Directors and are funded as accrued. Eligible employees may also contribute up to 18% of their compensation to the plan subject to the maximum deferral limitations established by the IRS. Employee contributions are matched by the Company at the rate of 50% on the first 4% of the employee's compensation. The Company had no discretionary profit sharing expense for the three years presented. The Company incurred approximately $97,500, $105,000 and $86,000 of 401(K) matching expense during 1999, 1998 and 1997, respectively.

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


Common stock and Class B common stock have identical rights and privileges except for voting and conversion rights. Class B common stock is nonvoting, and is convertible at any time into an equal number of shares of common stock except that the conversion option is not available to any Class B common stockholder affiliated with the Company's principal common stockholder. During 1999, 1998 and 1997, there were 5,180, 0, and 10,520 shares, respectively, of Class B common stock converted into an equal number of shares of common stock.


Note 10.  Stock Plans

Stock Option Plan. The Company's stockholders approved a Stock Option Plan (the "Plan") in August 1995, which provides for the grant of non-qualified stock options to employees and directors of the Company and its subsidiaries. The Company's Board of Directors approved a new stock option plan on November 6, 1999 subject to shareholders ratification in April 2000. A total of 150,000 shares of common are reserved for this plan, subject to anti-dilution and adjustment provisions. A total of 400,000 shares of common stock are reserved for issuance under both the Plans, subject to anti-dilution and adjustment provisions. No options may be granted under the initial Plan after August 15, 2005, and no options may be granted under the second Plan after November 6, 2009. If an option expires or is terminated or canceled unexercised, the shares related to such options are returned to the total shares reserved for issuance. The Plan is administered by a committee appointed by the Board of Directors, which determines the term of each option, option price, and number of shares for which each option is granted.

All options have terms of ten years, and employee options generally vest over a period of four years. Options granted in connection with the Executive Performance Plan ("Performance Plan") vest at 8 years unless certain Company performance criteria are achieved. The range of exercise prices for options under the Plan at December 31, 1999 is $5.50 to $15.25, with a weighted average remaining contractual life of 7.1 years.

Stock option activity in 1999, 1998 and 1997 for the Plan is summarized below:

                        1999             1998             1997
                   ---------------  ---------------  --------------
                           Average          Average         Average
                           Option           Option           Option
                   Shares   Price   Shares   Price   Shares   Price
                   ------   -----   ------   -----   ------   -----

Beginning balance 167,571  $11.87  174,783  $11.86   76,673  $10.78
Granted            89,800    9.43   38,810   11.47   99,610  $12.69
Forfeited          (9,500)  11.54  (44,354)  11.92   (1,250) $11.52
Exercised               -       -   (1,668)    .06     (250) $10.88
                  -------- ------  -------- ------  -------- ------
Ending Balance    247,871  $11.11  167,571  $11.87  174,783  $11.86
                  =======  ======  =======  ======  =======  ======
Options
exercisable
at year end        60,404  $11.52   46,768  $11.54   18,918  $10.77
                  =======  ======  =======  ======  =======  ======
Average fair
value of options
outstanding at
the end of the
year                       $ 5.70           $ 6.04           $ 6.07
                           ======           ======           ======

Director Stock Option Plan. In August 1995, the Company's stockholders approved a Director Stock Option Plan (the "DSOP"), which is administered by the Board of Directors. Options may be granted under the DSOP only to non-employee directors of the Company. A total of 50,000 shares of common stock are reserved for issuance under the DSOP, subject to anti-dilution and other adjustment provisions. An option to purchase 10,000 shares of the Company's stock was granted to each of the three non-employee directors of the Company effective upon the closing of the initial public offering at an exercise price equal to the initial public offering price of $9.50 per share. The term of each option is ten years subject to earlier termination if the optionee's service as a director terminates. Each option becomes exercisable with respect to 25% of the shares upon expiration of each successive twelve-month period after the date of grant. The range of exercise prices for options under the DSOP at December 31, 1999 is $6.13 to $9.50, with a weighted average remaining contractual life of 4 years. On November 6, 1999, the Company's Board of Directors approved a new stock option plan for non-employee directors of the Company (the new "DSOP"), subject to shareholder's approval in April 2000. A total of 50,000 shares of common stock are reserved for issuance under the new DSOP, subject to anti-dilution and other adjustment provisions. Each additional non-employee director elected to the Company's Board of Directors will be granted an option to purchase 10,000 shares of common stock upon election, at the fair market value at the date of such grant. In addition, non-employee directors re-elected to the Board at or after the April 2000 annual meeting of shareholders will be granted an option to purchase 2,500 shares of common stock. The terms of the option granted are similar to the terms of the grants under the DSOP. Stock option grants may also be made to non-employee directors from time to time as determined by the Board of Directors, provided that such grants are approved or ratified by an affirmative vote of the majority of the Company's stockholders, no later than the date of the next annual meeting.


Stock option activity in 1999, 1998 and 1997 for the DSOP is summarized below:

                           1999             1998             1997
                      ---------------  ---------------  ---------------
                              Average          Average          Average
                              Option           Option           Option
                      Shares   Price   Shares   Price   Shares   Price
                      ------   -----   ------   -----   ------   -----
Beginning balance...  40,000   $9.31   40,000   $9.31   30,000   $9.50
Granted.............  10,000   $6.13        -       -   10,000   $8.75
                      ------   -----   ------   -----   ------   -----
Ending balance......  50,000   $8.67   40,000   $9.31   40,000   $9.31
                      ======   =====   ======   =====   ======   =====
Options exercisable
 at year end........  35,000   $9.39   25,000   $9.43   15,000   $9.50
                      ======   =====   ======   =====   ======   =====
Average fair value
 of options
 outstanding at
 the end of the year.          $3.93            $3.82            $4.22
                               =====            =====            =====

All options granted under the Plan and the DSOP have exercise prices equal to the fair market value of the shares on the date of grant.

The fair value of each option granted is estimated at the date of the grant using the Black-Scholes option-pricing model utilizing expected volatility calculations based on historical data of companies with similar structure and volatility over a period commensurate to the expected term of the options (25% to 44%) and risk free rated based on U.S. government strip bonds on the date of the grant with maturities equal to the expected option term (5.56% to 6.68%). The expected lives were determined to be 6 years for employee options and 9.5 years for options under the Performance Plan (see above) and dividends are assumed to be zero.

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

                                                1999     1998     1997
                                                ----     ----     ----
Proforma net income (dollars in thousands)..   $2,067   $3,500   $3,031
Proforma earnings per share (basic) ........   $ 0.45   $ 0.80   $ 0.67
Proforma earnings per share (diluted) ......   $ 0.45   $ 0.78   $ 0.67

The effects of applying SFAS 123 on the above pro-forma information are not indicative of future amounts, as such amounts are likely to be affected by the number of grants awarded.

Employee Stock Purchase Plan. In August 1995, the Company's stockholders approved an Employee Stock Purchase Plan (the "Stock Purchase Plan") which is administered by a committee appointed by the Board of Directors at December 31, 1999. Pursuant to the Stock Purchase Plan, 100,000 shares of common stock are reserved for issuance, which may be offered for sale to employees through annual options to be granted in the five-year period commencing January 1, 1996. During 1999, 1998, and 1997 respectively, 9,400, 8,243, and 14,816 shares of common stock were issued pursuant to the Stock Purchase Plan. The Stock Purchase Plan is intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code. Generally, all persons who have been employed by the Company on a full-time basis for at least six months, except holders of more than 5% of the Company's common stock, are eligible to participate in the Stock Purchase Plan. The Stock Purchase Plan permits eligible employees to purchase common stock (which may not exceed the lesser of $10,000 or 10% of an employee's compensation), at 95% of the fair market value of the common stock at the grant date or exercise date, whichever is less. The shares are purchased automatically at the end of the quarter for such number as may be purchased with the accumulated payroll deductions of the employee on that date. Employees may terminate their participation in the Stock Purchase Plan at any time and participation automatically ends upon termination of employment with the Company. The Stock Purchase Plan will terminate at any time upon the discretion of the Board of Directors or when the participating employees become entitled to purchase a number of shares equal to the number of shares remaining.


Note 11.  Earnings per Share
                                                   1999
                                                ----------
                                                                 Per
                                       Income      Shares       Share
                                       ------      ------       -----
Basic Earnings per Share:
Income available to
Common Stockholders.............      $2,245,312   4,546,015    $0.49

Effect of Dilutive Securities:
 Options exercisable......                             2,533
 Convertible debt.........                93,000     176,038
                                      ----------   ---------    -----
Diluted Earnings per Share.......     $2,338,312   4,724,586    $0.49
                                      ==========   =========

                                                    1998
                                                 ----------
                                                                 Per
                                       Income      Shares       Share
                                       ------      ------       -----
Basic Earnings per Share:
Income available to
Common Stockholders.............      $3,647,992   4,453,870    $0.82

Effect of Dilutive Securities:
 Options exercisable............                       5,254
 Convertible debt...............         105,000     202,381
                                      ----------   ---------    -----
Diluted Earnings per Share......      $3,752,992   4,661,505    $0.80
                                      ==========   =========

                                                    1997
                                                 ----------
                                                                 Per
                                       Income      Shares       Share
                                       ------      ------       -----
Basic Earnings per Share:
Income available to
Common Stockholders.............      $3,221,203   4,529,562    $0.71

Effect of Dilutive Securities:
 Options exercisable............                      11,001
 Convertible debt...............          36,000      71,428
                                      ----------   ---------    -----
Diluted Earnings per Share......      $3,257,203   4,611,991    $0.71
                                      ==========   =========


Note 12.  CFC Applied Holographics

Effective October 1, 1998, the Company bought the remaining 25% owned by the joint venture partner of CFC Applied Holographics, a partnership formed to manufacture and market holograms. The Company agreed to pay the joint venture partner it's minority interest in the amount of $1,548,103 on a quarterly basis over 4 years.

Note 13.  Commitments and Contingencies

The Company's former parent has been named by government environmental agencies as a "potentially responsible party" with respect to a waste disposal site. The former parent and other potentially responsible parties have entered into a settlement agreement with such agencies that provides for the remediation of the site, estimated to cost approximately $40 million, based upon currently available facts. While the Company has been named a potentially responsible party, the former parent and the Company have reached an agreement whereby the former parent and the Company will share equally in 0.7% (or .35% each) of the total cost of remediation that is ultimately determined to be attributed to waste produced by the Company's former parent. Additionally, the Company and nineteen other parties were defendants in litigation filed by another party at the same site seeking reimbursement for some portion of the $1 million spent for clean up outside of the aforementioned settlement. The Company paid $4,000 in full settlement of this suit in 1995. In 1992, the Company recorded a liability of $300,000 related to these matters, of which approximately $50,000 was paid in 1996. It is management's opinion, based upon investigation of the quantities and types of waste and the other parties involved, that the Company's share of any liability will not substantially exceed the accrual of $245,000 at December 31, 1999. The adequacy of this reserve is reviewed periodically as more definitive information becomes available.

At December 31, 1999, the Company has non-cancelable operating leases for which future minimum rental commitments are estimated to total $1,147,000, including $638,620 in 2000, $273,960 in 2001, $90,084 in 2002, $77,546 in 2003, and
$68,472 thereafter. Rental expense under operating leases totaled $626,850 in 1999 and $84,918 in 1998.

Note 14. Selected quarterly financial data (unaudited), in thousands, except per share data

                                      Quarter Ended
           ---------------------------------------------------------------------
            12/31    09/30    06/30    03/31    12/31    09/30    06/30  03/31
            1999      1999     1999     1999     1998     1998     1998   1998
            ----      ----     ----     ----     ----     ----     ----   ----

Revenues...$17,672  $17,504  $17,967  $13,004  $12,811  $12,464  $13,111 $12,661

Gross
 profit....  4,867    6,018    5,807    4,741    4,931    4,639    4,698   4,865
Operating
 income
 (loss)....   (353)   1,389    1,650    1,581    1,659    1,680    1,767   2,027
Net
 income....    131      579      753      782      800      831      980   1,038
Basic
 earnings
 per share.   0.03     0.13     0.17     0.17     0.19     0.19     0.21    0.23
Diluted
 earnings
 per share.   0.03     0.13     0.16     0.17     0.18     0.18     0.21    0.23

Note 15.  Recent Developments

As of January 3, 2000, the Company entered into an agreement with it's former joint venture partner, Applied Holographics PLC to purchase the worldwide rights to certain holographic technology for the sum of $3.6 million payable, 10% of which was paid in cash at closing and the balance of which was paid with a nine-month, non-interest bearing note.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
               AND FINANCIAL DISCLOSURE

None.

PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The information appearing under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held in 2000 (the "Proxy Statement"), is incorporated herein by reference.

Officers

Set forth below are the names of the executive officers and officers, of the Company and its subsidiaries, their ages at December 31, 1999, the positions they hold with the Company or its subsidiaries, and summaries of their business experience. Executive officers and officers, of the Company are elected by and serve at the discretion of the Board of Directors of the Company.



     Name                         Age                Position
     ----                         ---                --------
Roger F. Hruby..................   64      Chairman of the Board of Directors,
                                             Chief Executive Officer
Richard L. Garthwaite...........   49      President, Chief Operating Officer
                                             and Director
Dennis W. Lakomy................   54      Executive Vice President, Chief
                                             Financial Officer, Secretary,
                                             Treasurer and Director
Scott D. Coney..................   33      Vice President of Operations
Mark A. Lamb....................   48      Vice President and General Manager
                                             - Security Printing
William A. Herring..............   52      Senior Vice President of Research
                                             and Development
Robert E. Jurgens...............   58      Senior Vice President of Sales
                                             & Marketing
Craig D. Newswanger.............   47      Vice President of Research &
                                             Development - Holographics
Jeffrey E. Norby................   43      Vice President and Controller
Peter C. McGillivray............   55      Managing Director - United Kingdom
                                             Operations
Florian Oeser...................   39      Managing Director - German Operations
Toshio Ohnuma...................   43      Managing Director - Japan Operations

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



Richard L.Garthwaite, President, Chief Operating Officer and a Director, joined the Company in January 1999. Prior to joining the Company, Mr. Garthwaite served from 1990 as President and Chief Executive Officer of A.L. Hyde Company. Mr. Garthwaite earned a bachelors degree from The University of Michigan cum laude and a masters degree of business administration from Harvard Business School.

Dennis W. Lakomy, Executive Vice President, Chief Financial Officer, Secretary, Treasurer and a Director of the Company, joined Bee Chemical in 1975 and served as Vice President and Controller of that company from 1982 until co-founding CFC with Mr. Hruby in 1986. Mr. Lakomy was elected a director of the Company in August 1995. Mr. Lakomy earned a bachelors degree in accounting from Loyola University of Chicago and a Masters of Business Administration from the University of Chicago.

William A. Herring, Senior Vice President of Research and Development of the Company, joined the Company in June 1996 as Vice President of Operations and on July 1, 1999 became head of Research and Development. Prior to joining the Company, Mr. Herring served from 1992 as Vice President - Manufacturing and Technology with Central Products Company, where he was responsible for three manufacturing locations and five distribution centers. Mr. Herring earned a bachelors and a masters degree from the University of Missouri in Chemical Engineering.

Robert E. Jurgens, Senior Vice President of Sales and Marketing, joined the Company in June 1987. Prior to joining the Company, Mr. Jurgens served in successive senior management positions with White Graphic Systems.
Mr. Jurgens began his career with White Graphics Systems in 1966 in sales and design. Mr. Jurgens earned a bachelors degree from Indiana University.

Scott D. Coney, Vice President of Operations, joined the Company in August 1999. Prior to joining the Company, Mr. Coney served from 1994 in various management positions with Stimsonite Corporation. Mr. Coney had been in the position of Plant Manager with Stimsonite since 1997. Mr. Coney earned a bachelors degree from Purdue University and a Masters of Business Administration from Loyola University of Chicago.

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

Jeffrey E. Norby, Vice President, Controller joined the Company in 1995 as Controller. Prior to that time he held several managerial positions in administration and accounting with Newell, Inc. and Chicago Bullet Proof Company. He is a Certified Public Accountant and earned a Masters of Business Administration from the University of Illinois.

Peter C. McGillivray has been Managing Director of CFC's United Kingdom Operations since 1988. Prior thereto, Mr. McGillivray served as a sales representative for British Cellulose Lacquers, which was acquired by Bee Chemical Company and later included as part of the ongoing business purchased by the Company.

Florian E. Oeser has been Managing Director of CFC Oeserwerk since its acquisition on March 19, 1999. Prior to that time, he held several managerial positions in manufacturing and research and development with the predecessor Ernst Oeser and Sons since 1992. Mr. Oeser holds an undergraduate degree in Engineering Packaging and Printing from the University of Stuttgart, and a Masters Degree in International Marketing from Reutlingen University.

Toshio Ohnuma, Managing Director of CFC Asia-Pacific joined the Company in July 12, 1999. Prior to joining the Company, Mr. Ohnuma held several management positions with Dupont Japan, ICI Japan and Kuraray. Mr. Ohnuma earned an Applied Chemistry degree from Waseda University and a Masters Degree in Applied Chemistry at Waseda University Graduate School.


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

         10.2     Stock Option Plan of the Company
         10.3     Director Stock Option Plan of the Company
         10.4     Employee Stock Purchase Plan of the Company

(b)      Reports on Form 8-K
         The Company filed no Report on Form 8-K in the fourth quarter of 1999.

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

10.1(e) Sixth Amendment to Mortgage and Assignment of Rents and Leases, dated as of November 13, 1998, and related documents (incorporated by reference to Exhibit 10.1(e) to the Company's Report on Form 10-K for the year ended December 31, 1998).

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

10.6(a) Purchase Agreement, dated November 18, 1994, between the Company and Baxter Healthcare Corporation (incorporated by reference to Exhibit 10.14 to the Company's registration statement on Form S-1, Registration No. 33-96110).

10.6(b) Baxter Healthcare Corporation contract renewed on February 15, 1998, (incorporated by reference to Exhibit 10.6(b) to the Company's Report on Form 10-K for the year ended December 31,
          1998).

10.7 Form of Indemnification Agreement between the Company and each of its Officers and Directors (incorporated by reference to Exhibit 10.15 to the Company's registration statement on Form S-1, Registration
           No. 33-96110).

21.1      List of Subsidiaries of the Company

23.1      Consent of Experts and Counsel

27.1      Financial Data Schedule

                            CFC INTERNATIONAL, INC.

                          FINANCIAL STATEMENT SCHEDULES
                  SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS





                                  Additions   Additions
                     Balance at     Due To    Charged To                Balance
                      Beginning   Oeserwerk   Costs and                 at end
Description            Of Year   Acquisition  Expenses   Deductions*    Of Year
-----------            -------   -----------  --------   -----------    -------
                                 (in thousands)

Year Ended
December 31, 1997
Allowance
for Doubtful
Accounts................  $565    $  -        $1,275    $(1,228)       $  612

Year Ended
December 31, 1998
Allowance
for Doubtful
Accounts................  $612    $  -        $1,492    $(1,479)       $  625

Year Ended
December 31, 1999
Allowance
for Doubtful
Accounts................  $625    $668        $2,198    $(2,282)       $1,209

-------------------------
* Deductions represent amounts written off.

                                   SIGNATURES


Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 19, 1999.


                                   CFC INTERNATIONAL, INC.

                                   By: /s/ ROGER F. HRUBY
                                      ----------------------
                                   Roger F. Hruby
                                   Chairman of the Board of Directors,
                                   Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 29,2000.

     Signature                                                Title
     ---------                                                -----

     Principal Executive Officer:


     /s/ ROGER F. HRUBY                      Chairman of the Board of Directors,
------------------------------------------
Roger F. Hruby                                  Chief Executive Officer


     Principal Financial Officer:


     /s/ DENNIS W. LAKOMY                    Executive Vice President,
----------------------------------------
Dennis W. Lakomy                             Chief Financial Officer, Secretary
                                               Treasuerer, and Director

     Principal Accounting Officer:


     /s/ JEFFREY E. NORBY                    Vice President, Controller
-----------------------------------------
Jeffrey E. Norby



     Signature                                                Title
     ---------                                                -----

     A Majority of the Directors:




     /s/ ROGER F. HRUBY                      Director
-------------------------------------------
Roger F. Hruby




     /s/ WILLIAM G. BROWN                    Director
----------------------------------------
William G. Brown




     /s/ ROBERT B. COVALT                    Director
------------------------------------
Robert B. Covalt




     /s/ DENNIS W. LAKOMY                    Director
----------------------------------------
Dennis W. Lakomy



     /s/ RICHARD L. GARTHWAITE               Director
------------------------------------
Richard L. Garthwaite



     /s/ RICHARD PIERCE                      Director
------------------------------------------
Richard Pierce




     /s/ DAVID D. WESSELINK                  Director
---------------------------------------
David D. Wesselink