Form 10-K/A
period 1999-12-31
CFC INTERNATIONAL INC
filed 2000-03-24
CIK 949859

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

The  aggregate  market  value  of the  voting  stock of the  registrant  held by stockholders who were not affiliates (as defined by regulations of the Securities and Exchange Commission) of the registrant was approximately $16,595,576 at March 20, 2000 (based on the closing sale price on the Nasdaq National Market on March 20, 2000. At March 20, 2000, the registrant had issued and outstanding an aggregate of 4,201,866 shares of common stock and 512,989 shares of Class B common stock.

                       Documents Incorporated by Reference
Those sections or portions of the registrant's proxy statement for the Annual Meeting of Stockholders to be held in 2000, described in Part III hereof, are incorporated by reference in this report.

=============================================================================

This Form 10-K/A is filed soley to amend the facing sheet.

                                   SIGNATURES


Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 20, 2000.


                                   CFC INTERNATIONAL, INC.

                                   By: /s/ ROGER F. HRUBY
                                      ----------------------
                                   Roger F. Hruby
                                   Chairman of the Board of Directors,
                                   Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 20,2000.

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