Form 10-Q
period 2000-03-31
CFC INTERNATIONAL INC
filed 2000-05-08
CIK 949859

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q


(Mark One)
         X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2000

         ---- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition        from                 to

                           Commission File No. 027222

                             CFC INTERNATIONAL, INC.

                  (Exact name of Registrant as specified in its charter)

                  DELAWARE                                    36-3434526
                  ---------                                   ----------
     (State or other jurisdiction of                      (I.R.S. Employer
      incorporation or organization)                       Identification No.)

                500 State Street, Chicago Heights, Illinois 60411

         Registrant's telephone number, including
         area code:                                       (708) 891-3456



Indicated by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES  ( X )                      NO  (     )

As of May 11, 2000, the Registrant had issued and outstanding 4,061,016 shares of Common Stock, par value $.01 per share, and 512,989 shares of Class B Common Stock, par value $.01 per share.

                             CFC INTERNATIONAL, INC.

                               INDEX TO FORM 10-Q




                                                           Page
                                                           ----

Part I - Financial Information:

  Item 1 - Financial Statements

    Consolidated Balance Sheets - March 31, 2000
     and December 31, 1999...........................      3

    Consolidated Statements of Income for the
     three (3) months ended March 31, 2000
     and March 31, 1999..............................      4

    Consolidated Statements of Cash Flows for
     the three (3) months ended March 31, 2000
     and March 31, 1999..............................      5

    Notes to Consolidated Financial Statements.......      6-8

  Item 2 - Management's Discussion and Analysis of
           Financial Condition and Results
           of Operations.............................      9-11

Part II - Other Information:

  Signatures.........................................      12

                                     Part I
                          Item 1. Financial Statements

                             CFC INTERNATIONAL, INC.
                         CONSOLIDATED BALANCE SHEETS AT
                      MARCH 31, 2000 AND DECEMBER 31, 1999

                                                      March 31,    December 31,
                                                       2000            1999
                                                       ----            ----
                                                            (Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents ....................      $ 1,206,279     $ 1,908,989
Accounts receivable, less allowance
  for doubtful accounts of $1,026,149
  and $1,209,000 respectively ................       12,189,948
                                                                     11,263,452
Employee receivable
                                                         85,022          37,083
Inventories:
    Raw materials ............................        2,384,158       2,556,769
    Work in process ..........................        2,288,325       1,576,822
    Finished goods ...........................        6,812,529       6,253,805
                                                    -----------     -----------
                                                     11,485,012      10,387,396
Prepaid expenses and other current assets.....          988,970       1,778,477
Deferred income taxes.........................        1,437,266       1,437,266
                                                    -----------     -----------
    Total current assets......................       27,392,497      26,812,663
                                                    -----------     -----------
Property, plant and equipment, net............       26,177,659      26,558,177
Intangible assets.............................        3,532,000               -
Other assets..................................        2,021,302       1,991,158
                                                    -----------     -----------
Total assets..................................      $59,123,458     $55,361,998
                                                    ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of Note payable...............      $ 3,205,853     $         -
Current portion of long-term debt.............        7,385,019       7,394,335
Accounts payable..............................        3,386,715       2,545,831
Accrued environmental liability...............          244,937         244,937
Accrued bonus.................................          336,333         177,809
Accrued vacation..............................          759,785         617,752
Other accrued expenses and
  current liabilities.........................        4,061,449       5,037,582
                                                    -----------     -----------
  Total current liabilities...................       19,308,091      16,018,246
Deferred income taxes.........................        1,963,346       1,963,346
Long-term debt................................       13,469,179      13,635,116
                                                    -----------     -----------
  Total liabilities...........................       34,812,616      31,616,708
                                                    -----------     -----------
STOCKHOLDERS' EQUITY:
Common stock, $.01 par value, 10,000,000
  shares authorized; 4,417,101 and
  4,392,700 shares issued at March 31, 2000
  and December 31, 1999 respectively..........           43,955          43,927
Class B common stock, $.01 par value,
  750,000 shares authorized;  512,989
  shares were issued and outstanding at
  March 31, 2000 and December 31, 1999
  respectively................................            5,130           5,130
Additional paid-in capital....................       11,651,989      11,607,695
Retained earnings.............................       15,036,066      14,225,154
Accumulated other comprehensive income........         (764,321)       (503,445)
                                                    -----------     -----------
                                                     25,972,819      25,378,461
Less 358,646 and 353,346 treasury shares
  of common stock, at cost at March 31, 2000
  and December 31, 1999 respectively..........       (1,661,977)     (1,633,171)
                                                    -----------     -----------
                                                     24,310,842      23,745,290
                                                    -----------     -----------
  Total liabilities and stockholders' equity..      $59,123,458     $55,361,998
                                                    ===========     ===========



                 The accompanying notes are an integral part of
                           the financial statements.

                             CFC INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999


                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                       2000              1999
                                                       ----              ----
                                                            (Unaudited)

Net sales ....................................      $18,258,436      $13,004,066
Cost of goods sold ...........................       11,375,060        8,263,307
                                                    -----------      -----------
Gross profit .................................        6,883,376        4,740.759
                                                    -----------      -----------
Marketing and selling expenses ...............        2,194,357        1,405,605
General and administrative expenses ..........        2,238,091        1,356,779
Research and development expenses ............          741,264          397,146
                                                    -----------      -----------
                                                      5,173,711        3,159,530
                                                    -----------      -----------
Operating income .............................        1,709,664        1,581,229

Other (income) expenses:
    Interest .................................          294,435          150,384
    Miscellaneous ............................          169,002           73,094
                                                    -----------      -----------
                                                        463,437          223,478
                                                    -----------      -----------
Income before income taxes and
  minority interest ..........................        1,246,227        1,357,751
Provision for income taxes ...................          435,315          575,669
                                                    -----------      -----------
                                                        810,912          782,082
                                                    -----------      -----------
Net income ...................................      $   810,912      $   782,082
                                                    ===========      ===========


Basic earnings ...............................      $      0.18      $      0.17

Diluted earnings per share ...................      $      0.18      $      0.17


                 The accompanying notes are an integral part of
                           the financial statements.

                             CFC INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

                                                  Three Months Ended March 31,
                                                       2000             1999
                                                       ----             ----
                                                   (Unaudited)      (Unaudited)
Cash flow from operating activities:
Net income ...................................     $   810,912      $   782,083
 Adjustments to reconcile net income to
  net cash  provided by operating
  activities:
   Depreciation and amortization .............         847,133          608,322
   Changes in assets and liabilities:
     Accounts receivable .....................      (1,189,638)        (213,647)
     Inventories .............................         572,191       (1,387,733)
     Employee receivable......................         (50,604)            (936)
     Other current assets.....................         613,959         (580,451)
     Accounts payable.........................         923,018          966,890
     Accrued vacation.........................         142,151          (16,755)
     Accrued bonus............................         160,923         (448,865)
     Accrued expenses and other current
      liabilities.............................        (618,840)        (194,372)
                                                    -----------      -----------
Net cash provided by operating activities.....      $  251,280       $1,474,460
                                                    -----------      -----------

Cash flows from investing activities:
  Additions to property, plant and equipment...       (902,045)      (1,055,621)
  Cash paid for acquired business rights.......       (356,206)               -
  Cash paid for acquired business..............              -       (3,265,301)
                                                    -----------      -----------
Net cash used in investing activities..........     (1,258,251)      (4,320,922)
                                                    -----------      -----------

Cash flows from financing activities:
  Proceeds from term loans.....................              -           10,981
  Repayments of term loans.....................         90,493         (162,118)
  Repayment of capital lease...................              -           (6,619)
  Issuance of stock............................         16,325           36,160
                                                    -----------      -----------
Net cash provided by (used in)
  financing activities.........................        106,818         (121,596)
                                                    -----------      -----------

Effect of exchange rate changes on cash
  and cash equivalents.........................        197,443           (5,003)
                                                    -----------      -----------
Decrease in cash and cash equivalents..........       (702,710)      (2,973,061)

Cash and cash equivalents:
Beginning of period.............................     1,909,989        5,434,595
End of Period...................................    $1,206,279       $2,461,234
                                                    ===========      ===========

Non-cash financing and investing activities:
  Issuance of installment note payable for
    acquisition of business rights..............    $3,240,000       $        -

                 The accompanying notes are an integral part of
                           the financial statements.

                             CFC INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999
                                   (Unaudited)


Note 1.  Basis of Presentation

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of CFC International, Inc. (the Company) as of March 31, 2000 and December 31, 1999, the results of operations for the three (3) months ended March 31, 2000 and 1999, and statements of cash flows for the three (3) months ended March 31, 2000 and 1999.

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


Note 2.  Comprehensive Income

The Company's total comprehensive income was as follows:

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                          2000         1999
                                                          ----         ----
Net earnings..........................................  $810,912     $782,083
(Less):  foreign currency translation adjustment......   260,876        5,003
                                                        --------     --------
Total comprehensive income............................  $550,036     $777,080
                                                        ========     ========

Note 3.  Earnings Per Share

                               March 31, 2000               March 31, 1999
                           -------------------------   ------------------------
                                                Per                        Per
                           Income      Shares  Share   Income    Shares   Share
                           ------      ------  -----   ------    ------   -----

Basic Earnings
 Per Share:
Income available to
 Common Stockholders..... $810,912   4,571,347  $.18  $782,083  4,565,595  $.17
Effect of Dilutive
 Securities:
  Options exercisable....                3,397                      2,663
  Convertible debt.......   21,000     166,667          24,000    190,476
Diluted Earnings
 per Share............... $831,912   4,741,410  $.18  $806,083  4,758,734  $.17

Note 4.  Purchase of Worldwide Holographic Technology Rights

On January 3, 2000, the Company exercised its option to purchase the worldwide rights to the holographic technology of Applied Holographics PLC for $3.6 million. The acquisition of these rights was financed by a nine month non-interest bearing installment note issued by the Company and $.4 million in cash.

Note 5.  Business Segments and International Operations

The Company and its subsidiaries operate in a single business segment, which is the formulating and manufacturing of chemically-complex, multi-layered functional coatings. The Company produces five primary types of coating products. Sales for each of these products (in millions) for the three months ended March 31, 2000 and 1999 are as follows:

                                                         2000          1999
                                                         ----          ----
Printed Products                                        $ 4.9         $ 4.4
Pharmaceutical Products                                   2.2           2.2
Security Products                                         1.6           2.2
Holographic Products                                      3.2           2.4
Specialty Pigmented and Other Simulated Metal Products    6.4           1.8
                                                        -----         -----
Total                                                   $18.3         $13.0
                                                        =====         =====

The following is sales by geographic area for the three months ended March 31, 2000 and 1999 and long-lived asset information as of March 31, 2000 and December 31, 1999:

Sales (In Thousands)                    2000         1999
                                        ----         ----
United States                         $ 9,212      $ 8,600
Germany                                 4,469          805
Foreign                                 4,577        3,599
                                      -------      -------
Total                                 $18,258      $13,004
                                      =======      =======

Net Fixed Assets
(In Thousands)                          2000         1999
                                        ----         ----
United States                         $15,869      $15,510
Germany                                10,069       10,773
Foreign                                   240          275
                                      -------      -------
Total                                 $26,178      $26,558
                                      =======      =======

Foreign revenue is based on the country in which the customer is domiciled.

Note 6.  Acquisition of Oeserwerk

On March 19, 1999, the Company acquired substantially all of the assets and assumed substantially all of the liabilities of Oeserwerk KG. The results of operations of Oeserwerk since the acquisition have been included in the accompanying consolidated financial statements since March 19, 1999. The following summarized unaudited pro forma financial information for the three months ended March 31, 1999 assumes the acquisition had occurred on January 1 of each year (in 000's).

                             1999
                             ----
Net sales                  $20,616
Net income                     285
Earnings per share:
  Basic                    $0.06
  Diluted                  $0.06

Note 7.  Contingencies

From time to time, the Company is subject to legal proceedings and claims which arise in the normal course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not have a material adverse effect on the Company's consolidated financial condition, results of operations or cash flows.

            Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------

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

                                                      Quarter Ended March 31,
                                                  -----------------------------
                                                     2000             1999
                                                     ----             ----


Net sales........................................    100.0%           100.0%
Cost of sales....................................     62.3             63.5
Gross profit.....................................     37.7             36.5
Selling, general and administrative..............     24.2             21.2
Research and development.........................      4.1              3.1
Operating income.................................      9.4             12.2
Interest expense and other.......................      2.6              1.8
Income before taxes and minority interest........      6.8             10.4
Provision for income taxes.......................      2.4              4.4
                                                     ------           ------
Net income.......................................      4.4%             6.0%
                                                     ======           ======

Quarter Ended March 31, 2000 Compared to Quarter Ended March 31, 1999
---------------------------------------------------------------------

Net sales for the quarter ended March 31, 2000 increased 40.4% to $18.3 million, from $13.0 million for the quarter ended March 31, 1999. Holographic product sales increased 30.3% to $3.2 million for the quarter ended March 31, 2000, compared to $2.4 million for the quarter ended March 31, 1999. This increase was due primarily to strong demand for authentication labels and continuing demand for holographic packaging, as it becomes an important part of brand identification. Printed product sales increased 11.6% to $4.9 million, from $4.4 million primarily due to market share gain in value price furniture. Pharmaceutical product sales increased 0.4% to $2,188,000, from $2,179,000. Pharmaceutical product sales were flat primarily due to an unusually large order in the first quarter of last year resulting from a Baxter acquisition filling the inventory pipeline. Security product (mag stripe, signature panels, tipping products for credit cards and intaglio printed products) sales decreased 26.3% to $1.6 million, from $2.2 million. This decrease was primarily a result of a decline in mag stripe selling prices due to increased competition from new entrants into the market. Sales of specialty pigmented and other simulated metal products increased 256.1% to $6.4 million, from $1.8 million, primarily due to the Oeserwerk acquisition on March 19, 1999, which primarily accounted for the increase in this product line.

Gross profit for the quarter ended March 31, 2000 increased 45.2% to $6.9 million, from $4.7 million for the quarter ended March 31, 1999 principally as a result of higher sales due to the Oeserwerk acquisition. The gross profit margin for the quarter ended March 31, 2000 increased to 37.7% from 36.5% for the quarter ended March 31, 1999. The increase in gross profit was attributable to better absorption of the Company's fixed costs.

Selling, general, and administrative expenses for the quarter ended March 31, 2000 increased 60.5% to $4.4 million from $2.8 million for the quarter ended March 31, 1999. This increase was due primarily to the additional operating and integration related expenses attributable to Oeserwerk. Selling, general, and administrative expense for the quarters ended March 31, 2000 increased as a percent of net sales to 24.3% from 21.2% for the quarter ended March 31, 1999. This increase in percentage also was primarily due to the reasons noted above.

Research and development expenses for the quarter ended March 31, 2000 increased 86.6% to $741,000 from $397,000 for the quarter ended March 31, 1999 due primarily to the addition of Oeser. Research and development expenses for the quarter ended March 31, 2000 increased as a percentage of net sales, to 4.1% from 3.1% for the quarter ended March 31, 1999. This increase in percentage was due primarily to the increase in personnel costs at the Company's headquarters in Chicago Heights, Illinois.

Operating income for the quarter ended March 31, 2000 increased 8.1% to $1.7 million, from $1.6 million for the quarter ended March 31, 1999. The increase in operating income is due primarily to the increase in gross profit offset partially by the increase in operating expenses noted above. Operating income for the quarter ended March 31, 2000 decreased as a percentage of net sales to 9.4% from 12.2% for the quarter ended March 31, 1999. This decrease is due primarily to increased operating expenses, as explained above.

Interest expense for the quarter ended March 31, 2000 increased 95.8% to $294,000, from $150,000 for the quarter ended March 31, 1999. This increase was due primarily to the interest costs associated with the Oeserwerk acquisition.

Income taxes for the quarter ended March 31, 2000 decreased to $435,000 from $576,000 for the quarter ended March 31, 1999. The effective tax rate for the quarter ended March 31, 2000 decreased to 35.0% from 42.4% in the quarter ended March 31, 1999 due principally to the expected mix of U.S. and foreign taxable income for fiscal 2000.

Net income for the quarter ended March 31, 2000 increased 3.7% to $810,000, from $782,000 for the quarter ended March 31, 1999. This increase in net income was due primarily to the change in the effective income tax rate.

Liquidity and Capital Resources
-------------------------------

The Company's working capital decreased by $2.8 million during the quarter. This is due to four primary factors: $0.9 million increase in customer receivables resulting in large part from the strong increase in sales during the quarter, higher receivables in the Company's domestic business and the increase in foreign sales where larger payment terms are common; $1.1 million increase in inventories to support the transition of production of certain key products from the U.S. to Germany; a decrease in cash of $0.7 million and a decrease in prepaids and other current assets of $0.5 million; and an increase in current liabilities of $3.6 million due to the acquisition of the worldwide holographic technology rights discussed in Note 4. The Company has focused additional resources and attention on reducing customer receivables and expects levels to fall in the second quarter. Management also expects inventory levels to decline somewhat as the transition of production is completed during the second quarter.

During the first quarter of 2000, the Company made no borrowings against the revolving credit agreement maintained with the Company's primary bank. This agreement, which expires April 1, 2001 is unsecured and provides for borrowings up to $4,500,000. The Company believes that the net cash provided by operating activities and amounts available under the revolving credit agreement are sufficient to finance the Company's growth and future capital requirements.


Quantitative and Qualitative Disclosures About Market Risk
----------------------------------------------------------

The Company does not use derivative financial instruments to address interest rate, currency, or commodity pricing risks. The following methods and assumptions were used to estimate the fair value of each class of financial instruments held by the Company for which it is practicable to estimate that value. The carrying amount of cash equivalents approximates fair value because of the short maturity of those instruments. The estimated fair value of the Company's long-term debt approximated its carrying value at March 31, 2000 and 1999 based upon market prices for the same or similar type of financial instrument.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 8, 2000.


                              CFC INTERNATIONAL, INC.



                              Dennis W. Lakomy
                              Executive Vice President,
                              Chief Financial Officer,
                              Secretary, and Treasurer
                              (Principal Financial Officer)





                              Jeffrey E. Norby
                              Vice President, Controller
                              (Principal Accounting Officer)