Form 10-Q/A
period 2000-03-31
CFC INTERNATIONAL INC
filed 2000-05-11
CIK 949859

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

                           YES  ( X )                      NO  (     )

As of May 8, 2000, the Registrant had issued and outstanding 4,061,016 shares of Common Stock, par value $.01 per share, and 512,989 shares of Class B Common Stock, par value $.01 per share.

                             CFC INTERNATIONAL, INC.

                               INDEX TO FORM 10-Q/A




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

                                     Part I
                          Item 1. Financial Statements

                             CFC INTERNATIONAL, INC.
                         CONSOLIDATED BALANCE SHEETS AT
                      MARCH 31, 2000 AND DECEMBER 31, 1999

                                                      March 31,    December 31,
                                                       2000            1999
                                                       ----            ----
                                                            (Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents ....................      $ 1,206,279     $ 1,908,989
Accounts receivable, less allowance
  for doubtful accounts of $1,026,149
  and $1,209,000 respectively ................       12,189,948
                                                                     11,263,452
Employee receivable
                                                         85,022          37,083
Inventories:
    Raw materials ............................        2,384,158       2,556,769
    Work in process ..........................        2,288,325       1,576,822
    Finished goods ...........................        6,812,529       6,253,805
                                                    -----------     -----------
                                                     11,485,012      10,387,396
Prepaid expenses and other current assets.....          988,970       1,778,477
Deferred income taxes.........................        1,437,266       1,437,266
                                                    -----------     -----------
    Total current assets......................       27,392,497      26,812,663
                                                    -----------     -----------
Property, plant and equipment, net............       26,177,659      26,558,177
Intangible assets.............................        3,532,000               -
Other assets..................................        2,021,302       1,991,158
                                                    -----------     -----------
Total assets..................................      $59,123,458     $55,361,998
                                                    ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of Note payable...............      $ 3,205,853     $         -
Current portion of long-term debt.............        7,385,019       7,394,335
Accounts payable..............................        3,386,715       2,545,831
Accrued environmental liability...............          244,937         244,937
Accrued bonus.................................          336,333         177,809
Accrued vacation..............................          759,785         617,752
Other accrued expenses and
  current liabilities.........................        4,061,449       5,037,582
                                                    -----------     -----------
  Total current liabilities...................       19,380,091      16,018,246
Deferred income taxes.........................        1,963,346       1,963,346
Long-term debt................................       13,469,179      13,635,116
                                                    -----------     -----------
  Total liabilities...........................       34,812,616      31,616,708
                                                    -----------     -----------
STOCKHOLDERS' EQUITY:
Common stock, $.01 par value, 10,000,000
  shares authorized; 4,417,101 and
  4,392,700 shares issued at March 31, 2000
  and December 31, 1999 respectively..........           43,955          43,927
Class B common stock, $.01 par value,
  750,000 shares authorized;  512,989
  shares were issued and outstanding at
  March 31, 2000 and December 31, 1999
  respectively................................            5,130           5,130
Additional paid-in capital....................       11,651,989      11,607,695
Retained earnings.............................       15,036,066      14,225,154
Accumulated other comprehensive income........         (764,321)       (503,445)
                                                    -----------     -----------
                                                     25,972,819      25,378,461
Less 358,646 and 353,346 treasury shares
  of common stock, at cost at March 31, 2000
  and December 31, 1999 respectively..........       (1,661,977)     (1,633,171)
                                                    -----------     -----------
                                                     24,310,842      23,745,290
                                                    -----------     -----------
  Total liabilities and stockholders' equity..      $59,123,458     $55,361,998
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

                             CFC INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

                                                  Three Months Ended March 31,
                                                       2000             1999
                                                       ----             ----
                                                   (Unaudited)      (Unaudited)
Cash flow from operating activities:
Net income ...................................     $   810,912      $   782,083
 Adjustments to reconcile net income to
  net cash  provided by operating
  activities:
   Depreciation and amortization .............         847,133          608,322
   Changes in assets and liabilities:
     Accounts receivable .....................      (1,189,638)        (213,647)
     Inventories .............................      (1,387,733)         572,191
     Employee receivable......................         (50,604)            (936)
     Other current assets.....................         613,959         (580,451)
     Accounts payable.........................         923,018          966,890
     Accrued vacation.........................         142,151          (16,755)
     Accrued bonus............................         160,923         (448,865)
     Accrued expenses and other current
      liabilities.............................        (618,840)        (194,372)
                                                    -----------      -----------
Net cash provided by operating activities.....      $  251,280       $1,474,460
                                                    -----------      -----------

Cash flows from investing activities:
  Additions to property, plant and equipment...       (902,045)      (1,055,621)
  Cash paid for acquired business rights.......       (356,206)               -
  Cash paid for acquired business..............              -       (3,265,301)
                                                    -----------      -----------
Net cash used in investing activities..........     (1,258,251)      (4,320,922)
                                                    -----------      -----------

Cash flows from financing activities:
  Proceeds from term loans.....................              -           10,981
  Repayments of term loans.....................         90,493         (162,118)
  Repayment of capital lease...................              -           (6,619)
  Issuance of stock............................         16,325           36,160
                                                    -----------      -----------
Net cash provided by (used in)
  financing activities.........................        106,818         (121,596)
                                                    -----------      -----------

Effect of exchange rate changes on cash
  and cash equivalents.........................        197,443           (5,003)
                                                    -----------      -----------
Decrease in cash and cash equivalents..........       (702,710)      (2,973,061)

Cash and cash equivalents:
Beginning of period.............................     1,909,989        5,434,595
End of Period...................................    $1,206,279       $2,461,234
                                                    ===========      ===========

Non-cash financing and investing activities:
  Issuance of installment note payable for
    acquisition of business rights..............    $3,240,000       $        -

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

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 11, 2000.


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