Form 10-Q
period 2000-06-30
CFC INTERNATIONAL INC
filed 2000-08-04
CIK 949859

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q


(Mark One)
         X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2000

        ---- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition from                      to
                                          --------------------

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

                           YES  ( X )                           NO  (     )

As of August 04, 2000, the Registrant had issued and outstanding 4,062,239 shares of Common Stock, par value $.01 per share, and 512,989 shares of Class B Common Stock, par value $.01 per share.

                             CFC INTERNATIONAL, INC.

                               INDEX TO FORM 10-Q



                                                            Page
                                                            ----

Part I - Financial Information:

  Item 1 - Financial Statements

    Consolidated Balance Sheets - June 30, 2000
     and December 31, 1999...............................      3

    Consolidated Statements of Income for the
     three (3) months and for the six (6)
     months ended June 30, 2000 and June 30, 1999........      4

    Consolidated Statements of Cash Flows for the
     six (6) months ended June 30, 2000
     and June 30, 1999...................................      5

    Notes to Consolidated Financial Statements...........   6- 8


  Item 2 - Management's Discussion and Analysis of
  Financial Condition and Results of Operations..........   9-12

  Item 3. - Quantitative and Qualitative Disclosures
  About Market Risks.....................................     12

Part II - Other Information:

  Item 4 - Submission of Matters to a Vote of
  Security Holders.......................................     13

  Item 6 - Exhibits and Report on Form 8-K...............     13

     Signatures..........................................     14

                                     Part I
                          Item 1. Financial Statements
                             CFC INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEET AT
                       JUNE 30, 2000 AND DECEMBER 31, 1999

                                                       June 30,     December 31,
                                                         2000           1999
                                                         ----           ----
                                                     (Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents ......................     $ 1,314,968    $ 1,908,989
Accounts receivable, less allowance for
  doubtful accounts of $1,003,596 and
  $1,209,000 respectively ......................      11,895,228     11,263,452
Employee receivable ............................          85,022         37,083
Inventories:
  Raw materials ................................       2,394,176      2,556,769
  Work in process ..............................       2,297,940      1,576,822
  Finished goods ...............................       7,838,897      6,253,805
                                                     -----------    ------------
                                                      12,531,013     10,387,396
Prepaid expenses and other current assets ......       1,881,938      1,778,477
Deferred income taxes ..........................       1,437,266      1,437,266
                                                     ------------   ------------
  Total current assets..........................      29,145,435     26,812,663
                                                     ------------   ------------
Property, plant and equipment, net..............      26,467,146     26,558,177
Intangible assets...............................       3,532,000              -
Other assets....................................       1,920,637      1,991,158
                                                     ------------   ------------
  Total assets..................................     $61,065,218    $55,361,998
                                                     ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of note payable .................    $ 3,050,828    $         -
Current portion of long-term debt ...............      8,006,970      7,394,335
Accounts payable.................................      5,314,996      2,545,831
Accrued environmental liability .................        244,937        244,937
Accrued bonus....................................        297,475        177,809
Accrued vacation.................................        879,430        617,752
Other accrued expenses and current liabilities...      4,343,640      5,037,582
                                                     ------------   ------------
 Total current liabilities.......................     22,138,276     16,018,246
                                                     ------------   ------------
Deferred income taxes............................      1,963,346      1,963,346
Long-term debt ..................................     12,230,733     13,635,116
                                                     ------------   ------------
 Total liabilities...............................     36,332,355     31,616,708
                                                     ------------   ------------
CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, $.01 par value, 10,000,000 shares
  authorized; 4,420,662 and 4,392,700 shares
  issued at June 30, 2000 and December 31, 1999,
  respectively....................................       43,980          43,927
Class B common stock, $.01 par value,
  750,000 shares authorized; 512,989 shares
  issued and outstanding at June 30, 2000
  and December 31, 1999, respectively ............        5,130           5,130
Additional paid-in capital........................   11,695,198      11,607,695
Retained earnings.................................   15,767,485      14,225,154
Cumulative translation adjustment.................   (1,105,975)       (503,445)
                                                     ------------   ------------
                                                     26,405,818      25,378,461
Less 364,868 and 353,346 treasury shares
  of common stock, at cost at June 30, 2000
  and December 31, 1999, respectively ............   (1,672,955)     (1,633,171)
                                                     ------------   ------------
                                                     24,732,863      23,745,290
Total liabilities and stockholders' equity........  $61,065,218     $55,361,998
                                                    =============   ============


                 The accompanying notes are an integral part of
                           the financial statements.

                             CFC INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    FOR THE THREE MONTHS AND SIX MONTHS ENDED
                             JUNE 30, 2000 AND 1999


                                 Three Months Ended        Six Months Ended
                                       June 30,                June 30,
                                  2000         1999        2000         1999
                                  ----         ----        ----         ----
                                    (Unaudited)                (Unaudited)

Net sales ................... $17,800,939  $17,966,951  $36,059,374  $30,971,017
Cost of goods sold ..........  11,176,463   12,159,653   22,551,522   20,422,960
                              -----------  -----------  -----------  -----------
Gross profit ................   6,624,476    5,807,298   13,507,852   10,548,057
                              -----------  -----------  -----------  -----------
Marketing and selling
  expenses...................   2,056,922    1,828,165    4,251,279    3,233,770
General and administrative
  expenses...................   2,458,231    1,938,921    4,696,322    3,295,699
Research and development
  expenses...................     668,440      390,229    1,409,704      787,375
                              -----------  -----------  -----------  -----------
                                5,183,593    4,157,315   10,357,305    7,316,844
                              -----------  -----------  -----------  -----------
Operating income.............   1,440,883    1,649,983    3,150,547    3,231,213

Other (income) expenses:
  Interest...................     242,644      312,017      537,079      462,401
  Miscellaneous..............     126,306      100,971      295,308      174,064
                              -----------  -----------  -----------  -----------
                                  368,950      412,988      832,387      636,465
                              -----------  -----------  -----------  -----------
Income before income taxes
  and minority interest......   1,071,933    1,236,995    2,318,160    2,594,748
Provision for income taxes...     340,514      483,835      775,829    1,059,504
                              -----------  -----------  -----------  -----------
                                  731,419      753,160    1,542,331    1,535,244
                              -----------  -----------  -----------  -----------

Net income..................   $  731,419   $  753,160  $ 1,542,331  $ 1,535,244
                              ============ ===========  ===========  ===========

Basic earnings..............   $     0.16   $     0.17  $      0.34  $      0.34

Diluted earnings per share..   $     0.15   $     0.16  $      0.33  $      0.33



                 The accompanying notes are an integral part of
                           the financial statements.

                             CFC INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999



                                                      Six Months Ended June 30,
                                                      -------------------------
                                                         2000           1999
                                                         ----           ----
                                                      (Unaudited)   (Unaudited)
Cash flow from operating activities:
  Net income.......................................   $1,542,331     $1,535,244
    Adjustments  to reconcile net income to
      net cash provided by operating activities:
        Depreciation and amortization...............   1,622,576      1,367,388
        Issuance of deferred stock options..........      55,994              -
        Changes in assets and liabilities:
          Accounts receivable.......................  (1,911,908)      (413,176)
          Inventories...............................  (2,848,406)     1,172,953
          Employee receivable.......................     (54,887)       (52,516)
          Other current assets......................    (297,081)      (324,956)
          Accounts payable..........................   2,516,831       (188,359)
          Accrued vacation..........................     261,986         15,255
          Accrued bonus.............................     125,919       (410,888)
          Accrued expenses and other current
            liabilities.............................      28,371       (605,244)
                                                      -----------    -----------
Net cash provided by operating activities........... $ 1,041,726     $2,095,701
                                                      -----------    -----------

Cash flows from investing activities:
  Additions to property, plant and equipment........  (1,138,611)    (1,717,073)
  Cash paid to acquire business rights..............    (356,206)             -
  Cash paid for acquired business...................           -     (3,825,301)
                                                      -----------    -----------
Net cash used in investing activities...............  (1,494,817)    (5,542,374)
                                                      -----------    -----------
Cash flows from financing activities:
  Proceeds from term loans for acquired business....           -      4,457,100
  Repayment of term loans for acquired business.....           -     (8,055,000)
  Proceeds from revolver for acquired business......           -      3,902,202
  Repayments of term loans..........................    (710,387)      (268,744)
  Repayment of capital lease........................    (226,944)       (13,130)
  Repurchase of shares..............................     (39,784)        81,266
  Proceeds from issuance of stock...................      31,563              -
                                                      -----------    -----------
Net cash provided by (used in) financing
  activities........................................    (945,552)       103,694
                                                      -----------    -----------

Effect of exchange rate changes on cash
  and cash equivalents..............................     804,622          5,200
                                                      -----------    -----------
Decrease in cash and cash equivalents...............    (594,021)    (3,337,779)

Cash and cash equivalents:
Beginning of period.................................   1,908,989      5,434,595
                                                      -----------    -----------
End of Period.......................................  $1,314,968     $2,096,816
                                                      ===========    ===========

Non-cash financing investing activities:
  Issuance of installment note payable for
    acquisition of business rights..................  $3,240,000     $        -
                                                      ===========    ===========


                 The accompanying notes are an integral part of
                           the financial statements.

                             CFC INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999
                                   (Unaudited)



Note 1.  Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of the company as of June 30, 2000 and December 31, 1999, the consolidated results of operations for the three (3) months and six (6) months ended June 30, 2000 and 1999 respectively, and consolidated statements of cash flows for the six (6) months ended June 30, 2000 and 1999.

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

Note 2.  Comprehensive Income

The company's total comprehensive income was as follows:

                                                     Six Months Ended June 30,
                                                     -------------------------
                                                         2000          1999
                                                         ----          ----
Net earnings..........................................$1,542,331    $1,535,244
(Less):  foreign currency translation adjustment......  (602,530)        5,200
                                                      -----------   ----------
Total comprehensive income............................$  939,801    $1,540,444

Note 3.  Earnings Per Share
                             June 30, 2000                 June 30, 1999
                      --------------------------     --------------------------
                                            Per                            Per
                      Income     Shares    Share    Income     Shares     Share
                      ------     ------    -----    ------     ------     -----

Basic Earnings
Per Share:
Income available
 to Common
 Stockholders....... $1,542,331  4,572,007  $.34   $1,535,244  4,566,734   $.34
Effect of Dilutive
Securities:
 Options
  exercisable.......                 4,910                         3,594
 Convertible debt...     42,000    166,667             48,000    190,476
Diluted Earnings
 per Share.......... $1,584,331  4,743,584  $.33   $1,583,244  4,760,804    $.33


Note 4.  Purchase of Worldwide Holographic Technology Rights

On January 3, 2000, the company exercised its option to purchase the worldwide rights to the holographic technology of Applied Holographics PLC for $3.6 million. The acquisition of these rights was financed by a nine-month, non-interest bearing installment note for $3.2 million issued by the company and $0.4 million in cash.

Note 5.  Business Segments and International Operations

The company and its subsidiaries operate in a single business segment, which is the formulating and manufacturing of chemically-complex, multi-layered functional coatings. The company produces five primary types of coating products. Sales for each of these products (in millions) for the three months ended June 30, 2000 and 1999, and the six months ended June 30, 2000 and 1999 are as follows:

                                          Three months ended   Six months ended
                                                June 30,            June 30,
                                           -----------------   ----------------
                                             2000      1999      2000      1999
                                             ----      ----      ----      ----

Holographic Products ...................    $ 3.7     $ 3.0     $ 6.9     $ 5.5
Printed Products .......................      4.5       4.3       9.4       8.7
Pharmaceutical Products ................      2.4       2.2       4.6       4.4
Security Products ......................      1.7       1.8       3.3       4.0
Specialty Pigmented and
  Other Simulated Metal Products .......      5.5       6.7      11.9       8.4
                                            -----     -----     -----     -----
Total ..................................    $17.8     $18.0     $36.1     $31.0
                                            =====     =====     =====     =====

The following is sales by geographic area for the three months and six months ended June 30, 2000 and 1999 and long-lived asset information as of June 30, 2000 and December 31, 1999:

                                Three months ended            Six months ended
                                     June 30,                     June 30,
                               ---------------------       ---------------------
Sales (In Thousands)             2000          1999          2000         1999
                                 ----          ----          ----         ----
United States ..........       $ 8,545       $ 8,770       $17,757      $17,370
Germany ................         3,960         4,741         8,429        5,546
Foreign ................         5,296         4,456         9,873        8,055
                               -------       -------       -------      -------
Total ..................       $17,801       $17,967       $36,059      $30,971
                               =======       =======       =======      =======


Net Fixed Assets (In Thousands)                     06/30/00           12/31/99
                                                    --------           --------
United States ..........................             $16,488            $15,510
Germany ................................               9,770             10,773
Foreign ................................                 209                275
                                                     -------            -------
Total ..................................             $26,467            $26,558
                                                     =======            =======

Foreign revenue is based on the country in which the customer is domiciled.


Note 6.  Acquisition of Oeserwerk

On March 19, 1999, the company acquired substantially all of the assets and assumed substantially all of the liabilities of Oeserwerk KG. The results of operations of Oeserwerk since the acquisition have been included in the accompanying consolidated financial statements since March 19, 1999. The following summarized unaudited pro forma financial information for the six months ended June 30, 1999 assumes the acquisition had occurred on January 1 ($'s in 000's).

                                                             1999
                 Net sales..............................  $35,687
                 Net income.............................      483
                 Earnings per share:
                     Basic..............................     $.11
                     Diluted............................     $.10

The pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented, does not reflect any benefits for actions taken subsequent to the acquisition and is not intended to be a projection of future results.

Note 7.  Contingencies

From time to time, the company is subject to legal proceedings and claims that arise in normal course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not have a material adverse effect on the company's consolidated financial condition, results of operations or cash flows.

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

                                                      Quarter       Six Months
                                                       Ended          Ended
                                                      June 30,       June 30,
                                                   -------------  -------------
                                                     2000   1999  2000   1999
                                                     ----   ----  ----   ----
                                                    (Unaudited)    (Unaudited)

Net sales ......................................    100.0% 100.0% 100.0% 100.0%
Cost of sales ..................................     62.8   67.7   62.5   65.9
Gross profit ...................................     37.2   32.3   37.5   34.1
Selling, general and administrative ............     25.4   20.9   24.8   21.1
Research and development .......................      3.8    2.2    3.9    2.6
Operating income ...............................      8.0    9.2    8.8   10.4
Interest expense and other .....................      2.0    2.3    2.3    2.0
Income before taxes and minority interest ......      6.0    6.9    6.5    8.4
Provision for income taxes .....................      1.9    2.7    2.2    3.4
Net income .....................................      4.1%   4.2%   4.3%   5.0%


Quarter Ended June 30, 2000 Compared to Quarter Ended June 30, 1999
-------------------------------------------------------------------

Net sales for the quarter ended June 30, 2000, decreased 0.9 percent to $17.8 million, down from $18.0 million for the quarter ended June 30, 1999. Holographic products sales increased 22.0 percent to $3.7 million for the quarter ended June 30, 2000, compared to $3.0 million for the quarter ended June 30, 1999. This increase was primarily due to strong demand for holographic packaging, as it becomes a more important part of our customers' brand identification. Printed products sales for these periods increased 4.3 percent to $4.5 million, up from $4.3 million, primarily due to increases in the home furnishings, ready-to-assemble furniture and value priced furniture markets. Pharmaceutical product sales for these periods increased 9.4 percent to $2.4 million, from $2.2 million, primarily due to strong European sales. Security products (magnetic stripes, signature panels and tipping products for credit cards, and intaglio printed products) sales decreased 6.6 percent to $1.7 million, from $1.8 million. This decrease was primarily a result of continued market softness and pricing pressures in the credit card industry. Sales of simulated metal and other pigmented products decreased 16.6 percent to $5.5 million for the quarter ended June 30, 2000, down from $6.7 million for the quarter ended June 30, 1999, primarily due to the company's transition away from CFC-Oeserwerk lower margin products.

Gross profit for the quarter ended June 30, 2000, increased 14.1 percent to $6.6 million, up from $5.8 million for the quarter ended June 30, 1999, primarily resulting from the introduction of higher margin products into Germany as well as increased minimum orders. The gross profit margin for the quarter ended June 30, 2000, increased to 37.2 percent from 32.3 percent for the quarter ended June 30, 1999. This increase in gross profit margin was primarily attributable to the integration of CFC's higher margin products into CFC-Oeserwerk.

Selling, general, and administrative expenses for the quarter ended June 30, 2000, increased 19.9 percent to $4.5 million, up from $3.8 million for the quarter ended June 30, 1999. This increase was primarily due to the increased investments in human resources. Selling, general, and administrative expenses for the quarter ended June 30, 2000, increased as a percentage of net sales to
25.4 percent, up from 20.9 percent for the quarter ended June 30, 1999.

Research and development expenses for the quarter ended June 30, 2000, increased
71.3 percent to $668,000 from $390,000 for the quarter ended June 30, 1999. Research and development expenses for the quarter ended June 30, 2000, increased as a percentage of net sales to 3.8 percent from 2.2 percent for the quarter ended June 30, 1999. This increase in expense was primarily due to costs attributable to additional research resources.

Operating income for the quarter ended June 30, 2000, decreased 17.6 percent to $1.4 million, down from $1.7 million for the quarter ended June 30, 1999. The decrease in operating income is primarily due to increased gross margins offset by increased operating expenses. Operating income for the quarter ended June 30, 2000, decreased as a percentage of net sales to 8.0 percent, down from 9.2 percent for the quarter ended June 30, 1999. This decrease is a result of the above explanation.

Interest expense and other expenses for the quarter ended June 30, 2000, decreased 10.7 percent to $369,000, from $413,000 for the quarter ended June 30, 1999. This decrease primarily resulted from payments of debt principal.

Income taxes for the quarter ended June 30, 2000, decreased to $340,000 from $484,000 for the quarter ended June 30, 1999. The effective rate for the quarter ended June 30, 2000, was 31.7 percent compared to 39.1 percent in the comparable quarter, and is primarily due to the impact of taxes at CFC-Oeserwerk in 2000.

Net income for the quarter ended June 30, 2000, decreased 2.9 percent to $731,000, from $753,000 for the quarter ended June 30, 1999. This decrease in net income is primarily due to the decrease in operating income explained above.



Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999
-------------------------------------------------------------------------

Net sales for the six months ended June 30, 2000, increased 16.4 percent to $36.1 million, up from $31.0 million for the six months ended June 30, 1999. Holographic product sales increased 25.7 percent to $6.9 million for the six months ended June 30, 2000, compared to $5.5 million for the six months ended June 30, 1999. This increase was primarily due to continued strong demand for holographic packaging as it becomes an important part of brand identification, and the result of the company beginning to penetrate the world wide holographic market. Printed product sales for these periods increased 8.0 percent to $9.4 million, from $8.7 million, primarily due to increases in the home furnishing, ready-to-assemble furniture, and value-priced furniture, offsetting the continued softness in the manufactured housing industry. Pharmaceutical product sales for these periods increased 4.9 percent to $4.6 million, up from $4.4 million. These increases are in line with industry trends. Security products (magnetic stripe, signature panels and tipping products for credit cards, and intaglio printed products) sales decreased 17.6 percent to $3.3 million, down from $4.0 million in the first half of 1999. This decrease was due to continued market softness and pricing pressure in the credit card industry. Sales of simulated metal and other pigmented products increased 41.2 percent to $11.9 million for the six months ended June 30, 2000, from $8.4 million in the first six months of 1999, primarily due to the Oeserwerk acquisition on March 19, 1999. The additional Oeserwerk related sales in the period January 1 to March 19, 2000, amounted to $4.6 million.

Gross profit for the six months ended June 30, 2000, increased 28.1 percent to $13.5 million, up from $10.6 million for the six months ended June 30, 1999, primarily as a result of annualization of the Oeserwerk acquisition. The gross profit margin for the six months ended June 30, 2000, increased to 37.5 percent from 34.1 percent for the six months ended June 30, 1999. This increase in gross profit was attributable to the integration of the company's higher margin products into the CFC-Oeserwerk product mix.

Selling, general, and administrative expenses for the six months ended June 30, 2000, increased 37.0 percent to $8.9 million from $6.5 million for the six months ended June 30, 1999. This increase was primarily due to the annualization of the Oeserwerk acquisition and increased personnel investments. Selling, general, and administrative expenses for the six months ended June 30, 2000, increased as a percent of net sales to 24.8 percent, from 21.1 percent for the six months ended June 30, 1999. This increase in percentage was primarily due to the reasons described above.

Research and development expenses for the six months ended June 30, 2000, increased 79.0 percent to $1.4 million from $787,000 for the six months ended June 30, 1999 primarily due to the investment in additional personnel. Research and development expense for the six months ended June 30, 2000, increased as a percentage of net sales, to 3.9 percent from 2.6 percent for the six months ended June 30, 1999. This increase in percentage was due to the reasons described above.

Operating income for the six months ended June 30, 2000, decreased 2.5 percent to $3.1 million, down from $3.2 million for the six months ended June 30, 1999. The decrease in operating income is primarily due to the increase in gross margin offset by increased operating expenses. Operating income for the six months ended June 30, 2000, decreased as a percentage of net sales to 8.8 percent from 10.4 percent for the six months ended June 30, 1999. This decrease is primarily due to the reasons described above.

Interest and other  expenses  for the six months ended June 30, 2000,  increased
30.8 percent to $832,000, up from $636,000 for the six months ended June 30, 1999. This increase was primarily related to borrowings for the Oeserwerk acquisition.

Income taxes for the six months ended June 30, 2000, decreased 29.4 percent to $776,000, down from $1.1 million for the six months ended June 30, 1999. The effective rate for the six months ended June 30, 2000, was 33.5 percent compared to 40.8 percent in the comparable period. The decrease in the tax rate was primarily caused by lower taxes on CFC-Oeserwerk in 2000.

Net income for the six months ended June 30, 2000, increased 0.5 percent to $1.54 million, up slightly from $1.53 million for the six months ended June 30, 1999. This increase in net income is primarily due to the reasons described above.

Liquidity and Capital Resources
-------------------------------

Working capital, consisting predominately of inventories and receivables, decreased from $10.8 million at December 31, 1999, to $7.0 million at June 30, 2000. This decrease was primarily due to an increase in short-term borrowings of $3.2 million related to the purchase of world wide holographic rights, and an increase in operating liabilities of $3.4 million, which increases offset increases in the company's inventory and accounts receivable of $2.1 million and $0.6 million, respectively as of those dates.

During the first six months of 2000, the company made no borrowings against the revolving credit agreement maintained with the company's primary bank. This agreement, which expires April 1, 2001, is unsecured and provides for borrowings up to $4.5 million. The company believes that the net cash provided by operating activities and amounts available under the revolving credit agreement are sufficient to finance the company's operations and growth.

The company currently is working with its primary bank to replace the existing revolving credit agreement with a new agreement, which it expects will expire in 2002. During the third quarter of 2000, the company anticipates using this new revolving credit agreement to repay the note payable issued in connection with the purchase of the world wide holographic rights.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The company does not use derivative financial instruments to address interest rate, currency, or commodity pricing risks. The following methods and assumptions were used to estimate the fair value of each class of financial instruments held by the company for which it is practicable to estimate that value. The carrying amount of cash equivalents approximates fair value because of the short maturity of those instruments. The estimated fair value of the company's long-term debt approximated its carrying value at June 30, 2000, and December 31, 1999, based upon market prices for the same or similar type of financial instrument.

                                     PART II

                                OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders

     The following summarizes the votes of the Annual Meeting of the company's stockholders held on April 26, 2000:

Matter                                                For              Withheld
------                                                ---              --------
Election of Directors:
----------------------
Roger F. Hruby ...........................          3,903,754            11,380
William G. Brown .........................          3,904,973            10,161
Robert B. Covalt .........................          3,904,973            10,161
Richard L. Garthwaite ....................          3,904,673            10,461
Dennis W. Lakomy .........................          3,904,607            10,527
Richard Pierce ...........................          3,904,973            10,161
David D. Wesselink .......................          3,904,973            10,161

                                                               Non-     Shares
Matter                              For      Against  Abstain  Vote      Voted
------                              ---      -------  -------  ----      -----
Approval of the CFC
 International, Inc.
 2000 Stock Option Plan ......... 3,437,928   14,206   463,000   -    3,915,134

Approval of the CFC
 International, Inc.
 2000 Directors' Stock
 Option Plan .................... 3,426,649   25,091   463,394   -    3,915,134



Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit
     Number    Description of Exhibit
     ------    ----------------------

     27.1      Financial Data Schedule

(b)  Report on Form 8-K

     No reports on Form 8-K were filed with the Commission during the three months ended June 30, 2000.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 04, 2000.


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