Form 10-Q
period 2000-09-30
CFC INTERNATIONAL INC
filed 2000-11-14
CIK 949859

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q


(Mark One)
         X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2000

       ----           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

                      For the transition from          to


                           Commission File No. 0-27222

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

                500 State Street, Chicago Heights, Illinois 60411
                    (Address of Principal Executive Offices)

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

                 YES  ( X )                                  NO  (     )

As of November 3, 2000, the Registrant had issued and outstanding 4,062,983 shares of Common Stock, par value $.01 per share, and 512,989 shares of Class B Common Stock, par value $.01 per share.

                             CFC INTERNATIONAL, INC.

                               INDEX TO FORM 10-Q



                                                                     Page
                                                                     ----
Part I - Financial Information:

  Item 1. Financial Statements

    Consolidated Balance Sheets - September 30, 2000 and
     December 31, 1999............................................      3

    Consolidated Statements of Income for the three (3) months and for the nine (9) months ended September 30, 2000
     and September 30, 1999.......................................      4

    Consolidated Statements of Cash Flows for the nine (9) months
     ended September 30, 2000 and September 30, 1999..............      5

    Notes to Consolidated Financial Statements....................    6-8


  Item 2. Management's Discussion and Analysis of Financial
   Condition and Results of Operations............................   9-12

  Item 3. Quantitative and Qualitative Disclosures about
   Market Risks...................................................     12

Part II - Other Information:

  Item 6.  Exhibits and Report on Form 8-K........................     13

  Signatures......................................................     14

                         Part I - Financial Information

Item 1.  Financial Statements

                             CFC INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEET AT
                    SEPTEMBER 30, 2000 AND DECEMBER 31, 1999

                                                    September 30,   December 31,
                                                       2000           1999
                                                       ----           ----
                                                    (Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents ......................     $   538,596    $ 1,908,989
Accounts receivable, less allowance
  for doubtful accounts of $1,524,000
  and $1,209,000 respectively...................      11,164,648     11,263,452
Employee receivable ............................          85,022         37,083
Inventories:
  Raw materials ................................       3,317,634      2,556,769
  Work in process ..............................       1,895,003      1,576,822
  Finished goods ...............................       7,869,459      6,253,805
                                                     -----------    ------------
                                                      13,082,096     10,387,396
Prepaid expenses and other current assets ......         378,401      1,778,477
Deferred income taxes...........................       1,437,266      1,437,266
                                                     -----------    ------------
  Total current assets..........................      26,686,029     26,812,663
                                                     -----------    ------------
Property, plant and equipment, net..............      26,239,064     26,558,177
Intangible assets...............................       3,532,000              -
Other assets....................................       1,760,235      1,991,158
                                                     -----------    ------------
  Total assets..................................     $58,217,328    $55,361,998
                                                     ===========    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt ..............     $ 8,525,944    $ 7,394,335
Accounts payable................................       2,643,105      2,545,831
Accrued environmental liability ................         244,937        244,937
Accrued bonus...................................         441,086        177,809
Accrued vacation................................         953,638        617,752
Other accrued expenses and current liabilities..       4,046,797      5,037,582
                                                     -----------    ------------
  Total current liabilities.....................      16,855,507     16,018,246
                                                     -----------    ------------
Deferred income taxes...........................       1,963,346      1,963,346
Long-term debt .................................      14,928,253     13,635,116
                                                     -----------    ------------
  Total liabilities.............................      33,747,106     31,616,708
                                                     -----------    ------------
CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, $.01 par value, 10,000,000 shares
  authorized; 4,438,006 and 4,392,700 shares
  issued at September 30, 2000 and
  December 31, 1999, respectively...............          44,008         43,927
Class B common stock, $.01 par value,
  750,000 shares authorized; 512,989 shares
  issued and outstanding at September 30, 2000
  and December 31, 1999, respectively ..........           5,130          5,130
Additional paid-in capital......................      11,739,561     11,607,695
Retained earnings...............................      15,324,151     14,225,154
Cumulative translation adjustment................       (910,685)      (503,445)
                                                     -----------    ------------
                                                      26,202,165     25,378,461
Less 382,468 and 353,346 treasury shares of
  common stock, at cost at September 30, 2000
  and December 31, 1999, respectively ...........     (1,731,943)    (1,633,171)
                                                     -----------    ------------
                                                      24,470,222     23,745,290
Total liabilities and stockholders' equity.......    $58,217,328    $55,361,998
                                                     ===========    ============

                 The accompanying notes are an integral part of
                           the financial statements.

                             CFC INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                   FOR THE THREE MONTHS AND NINE MONTHS ENDED
                           SEPTEMBER 30, 2000 AND 1999



                               Three Months                  Nine Months
                            Ended September 30,           Ended September 30,
                              2000          1999          2000         1999
                              ----          ----          ----         ----
                                (Unaudited)                    (Unaudited)

Net sales ................ $17,280,691   $17,504,395   $53,340,065   $48,475,412
Cost of goods sold .......  12,125,662    11,486,294    34,677,185    31,909,254
                           -----------   -----------   -----------   -----------
Gross profit .............   5,155,029     6,018,101    18,662,880    16,566,158
                           -----------   -----------   -----------   -----------
Marketing and selling
  expenses................   1,965,137     1,836,674     6,216,416     5,070,444
General and administrative
  expenses................   2,041,352     2,178,292     6,737,674     5,473,991
Research and development
  expenses................     704,759       614,438     2,114,462     1,401,813
International
  consolidation expense...     768,000             -       768,000             -
                           -----------   -----------   -----------   -----------
                             5,479,248     4,629,404    15,836,552    11,946,248
                           -----------   -----------   -----------   -----------
Operating income (loss)...    (324,219)    1,388,697     2,826,328     4,619,910

Other expenses:
  Interest................     301,850       312,642       838,929       775,043
  Miscellaneous...........      27,295       151,051       322,603       325,115
                           -----------   -----------   -----------   -----------
                               329,145       463,693     1,161,532     1,100,158
                           -----------   -----------   -----------   -----------
Income (loss) before
  income taxes ...........    (653,364)      925,004     1,664,796     3,519,752
Provision (benefit) for
  income taxes............    (210,030)      346,426       565,799     1,405,930
                           -----------   -----------   -----------   -----------
                              (443,334)      578,578     1,098,997     2,113,822
                           -----------   -----------   -----------   -----------

Net income (loss).........   ($443,334)  $   578,578   $ 1,098,997   $ 2,113,822

Basic earnings (loss)
  per share...............   ($0.10)     $0.13         $0.24         $0.46

Diluted earnings (loss)
  per share................  ($0.10)     $0.13         $0.24         $0.46




                 The accompanying notes are an integral part of
                           the financial statements.

                             CFC INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE NINE MONTHS ENDED
                           SEPTEMBER 30, 2000 AND 1999



                                                      Nine Months Ended
                                                          September 30,
                                               --------------------------------
                                                   2000                1999
                                                   ----                ----
                                               (Unaudited)          (Unaudited)
Cash flow from operating activities:
Net income ................................     $1,098,997           $2,113,823
  Adjustments to reconcile
   net income to net cash  provided
   by operating activities:
    Depreciation and amortization..........      2,998,365            2,111,400
    Non-cash compensation..................         83,990                    -
    Changes in assets and liabilities:
      Accounts receivable..................       (457,951)            (394,905)
      Inventories..........................     (3,335,304)           1,371,956
      Employee receivable..................         56,544)             (72,604)
      Other current assets.................      1,283,848             (416,118)
      Accounts payable.....................        133,500             (601,382)
      Accrued vacation.....................        336,268               25,664
      Accrued bonus........................        271,021             (316,558)
      Accrued expenses and other
       current liabilities.................       (887,688)           1,158,100
                                                -----------          -----------
Net cash provided by operating activities..     $1,468,502           $4,979,376
                                                -----------          -----------

Cash flows from investing activities:
  Additions to property, plant
    and equipment..........................     (2,852,217)          (1,946,480)
  Acquisition of business rights...........     (3,888,206)                   -
  Cash paid for acquired business..........              -           (3,825,301)
                                                -----------          -----------
Net cash used in investing activities......     (6,740,423)          (5,771,781)
                                                -----------          -----------

Cash flows from financing activities:
  Proceeds from term loan for acquired
    business...............................              -            4,457,100
  Repayments of  term loan for acquired
    business...............................              -           (7,055,000)
  Proceeds from revolver...................      4,400,000            2,199,964
  Repayment of term loans..................       (984,314)            (956,252)
  Repayment of capital lease...............       (201,105)            (181,173)
  Repurchase of shares.....................        (98,772)                   -
  Issuance of stock........................         47,958               54,774
Net cash provided by (used in)
  financing activities.....................      3,163,767           (1,480,586)
                                                -----------          -----------

Effect of exchange rate changes on
  cash and cash equivalents................        737,761                2,815
                                                -----------          -----------
Decrease in cash and cash equivalents......     (1,370,393)          (2,270,177)

Cash and cash equivalents:
Beginning of period........................      1,908,989            5,434,595
                                                -----------          -----------
End of Period..............................     $  538,596           $3,164,418
                                                ===========          ===========


                 The accompanying notes are an integral part of
                           the financial statements.

                             CFC INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)

Note 1.  Basis of Presentation

In the opinion of management, the accompanying interim unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2000 and December 31, 1999 (audited), the results of operations for the three (3) months and nine (9) months ended September 30, 2000 and 1999, and statements of cash flows for the nine (9) months ended September 30, 2000 and 1999.

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

Note 2.  Comprehensive Income

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income." The Company's total comprehensive income was as follows:

                                            Nine Months Ended Sept. 30,
                                            ---------------------------
                                                 2000          1999
                                                 ----          ----
Net income.................................   $1,098,997    $2,113,823
Foreign currency translation adjustment....     (407,241)        2,815
                                              -----------   ----------
Total comprehensive income.................   $  691,756    $2,116,638
                                              ===========   ==========

Note 3.  Earnings Per Share
                        September 30, 2000              September 30, 1999
                   ----------------------------    ---------------------------
                                           Per                            Per
                   Income       Shares    Share    Income      Shares    Share
                   ------       ------    -----    ------      ------    -----

Basic Earnings
 Per Share:
Income available
 to Common
 Stockholders....$1,098,997  4,571,916     $.24   $2,113,823  4,567,983   $.46
Effect of
 Dilutive
 Securities:
  Options
   exercisable...                4,345                            2,914
  Convertible
   debt..........    42,000    111,111                72,000    190,476
Diluted Earnings
 per Share.......$1,140,997  4,687,372     $.24   $2,185,823  4,761,373   $.46


Note 4.  Acquisition of Oeserwerk

On March 19, 1999, the Company acquired substantially all of the assets and assumed substantially all of the liabilities of Oeserwerk KG for a total cost of approximately $17 million. Oeserwerk is a manufacturer that applies coatings to a plastic film from which its customers transfer the dry coating to their products. The products include printed woodgrain patterns, simulated metal and pigmented products for the graphics and bookbinding industries. The Oeserwerk assets consisted principally of buildings and land valued at approximately $6.1 million, machinery and equipment valued at approximately $4.5 million, and trade accounts receivable and inventory valued at approximately $8.3 million. The Company financed the acquisition with $3.3 million in cash and the issuance of 100,000 shares of restricted common stock. In addition, the Company assumed approximately $12.3 million of Oeserwerk's debt, and refinanced this debt with the Deutsche Bank and ABN-AMRO Deutschland. The Company also incurred approximately $500,000 of fees associated with the acquisition. The acquisition was accounted for as a purchase and results of operations of Oeserwerk since the acquisition have been included in the accompanying consolidated financial statements of the Company since March 19, 1999.

The following summarized unaudited pro forma financial information for the nine months ended September 30, 1999 assumes that the acquisition had occurred on January 1, 1999.

                                                             1999
                                                             ----
                 Net sales (000's)......................  $ 51,808
                 Net income (000's).....................     1,062
                 Earnings per share:
                     Basic..............................      $.23
                     Diluted............................      $.23

The pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at the beginning of the period presented, does not reflect any benefits for actions taken subsequent to the acquisition and is not intended to be a projection of future results.

Note 5.  Purchase of Worldwide Holographic Technology Rights

On January 3, 2000, the company exercised its option to purchase the worldwide rights to the holographic technology of Applied Holographics PLC for $3.6 million. The acquisition of these rights was financed by a nine-month, non-interest bearing installment note for $3.2 million issued by the company and $0.4 million in cash.

Note 6.  Business Segments and International Operations

The Company has adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." The Company and its subsidiaries operate in a single business segment, which is the formulating and manufacturing of chemically-complex, multi-layered functional coatings. The Company produces five primary types of coating products. Sales for each of these products (in millions) for the three months and nine months ended September 30, 2000 and 1999 are as follows:

                                   Three Months Ended         Nine Months Ended
                                      September 30,             September 30,
                                  --------------------        ------------------
                                   2000           1999         2000         1999
                                   ----           ----         ----         ----

Printed Products                  $ 4.6          $ 4.5        $14.0        $13.2
Pharmaceutical Products             2.1            2.6          6.6          7.0
Security Products                   2.0            2.5          5.3          6.4
Holographic Products                3.9            2.6         10.8          8.0
Simulated Metal and
  Other Pigmented Products          4.7            5.4         16.6         13.8
                                  ------        ------       ------       ------
Total                             $17.3          $17.6        $53.3        $48.4

The following is sales and long-lived asset information by geographic area as of the three months and nine months ended September 30, 2000 and 1999:

                                  Three Months Ended       Nine Months Ended
                                     September 30,            September 30,
                                --------------------     --------------------
Sales (In Thousands)              2000         1999        2000         1999
                                  ----         ----        ----         ----
United States                   $15,405      $ 8,604     $33,162      $25,974
Germany                           1,632        4,618      10,061       10,164
Foreign                             244        4,282      10,117       12,337
                                -------      -------     -------      -------
Total                           $17,281      $17,504     $53,340      $48,475

                                          September 30,
Net Fixed Assets
(In Thousands)                          2000         1999
                                        ----         ----
United States                         $16,165      $15,602
Germany                                 9,679       10,631
Foreign                                   395          236
                                      -------      -------
Total                                 $26,239      $26,469

Foreign revenue is based on the country in which the customer is domiciled.

Note 7.  Contingencies

From time to time, the Company is subject to legal proceedings and claims that arise in the normal course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not have a material adverse effect on the Company's consolidated financial condition, results of operations or cash flows.


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS

Overview
--------
The Company formulates, manufactures and sells chemically-complex, transferable, multi-layer coatings for use in many diversified markets, such as furniture and building products, pharmaceutical products, transaction cards (including credit cards, debit cards, ATM cards and access cards), intaglio printing, and on holographic packaging and authentication seals.

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

                                               Quarter ended   Nine Months ended
                                               September 30,    September 30,
                                               -------------   --------------
                                                2000    1999    2000    1999
                                                ----    ----    ----    ----
                                                  Unaudited)     (Unaudited)

Net sales ....................................  100.0%  100.0%  100.0%  100.0%
Cost of sales ................................   70.2    65.6    65.0    65.8
Gross profit .................................   29.8    34.4    35.0    34.2
Selling, general and administrative ..........   23.2    22.9    24.3    21.8
Research and development .....................    4.1     3.5     4.0     2.9
International consolidation expense ..........    4.4       -     1.4       -
Operating income (loss) ......................   (1.9)    7.9     5.3     9.5
Interest expense and other ...................    1.9     2.6     2.2     2.3
Income (loss) before taxes ...................   (3.8)    5.3     3.1     7.2
Provision (benefit) for income taxes .........   (1.2)    2.0     1.1     2.8
Net income (loss) ............................   (2.6%)   3.3%    2.1%    4.4%

Quarter Ended September 30, 2000 Compared to Quarter Ended September 30, 1999
-----------------------------------------------------------------------------

Net sales for the quarter ended September 30, 2000 decreased 1.3% to $17.3 million, from $17.5 million for the quarter ended September 30, 1999. Holographic products sales increased 50.9% to $3.9 million for the quarter ended September 30, 2000, compared to $2.6 million for the quarter ended September 30, 1999, primarily due to the increased demand for eye-catching holographic packaging and security authentication seals. Printed products sales increased 1.7% to $4.6 million, compared to $4.5 million for the same quarter in the prior year. This increase was a result of increased demand from the home furnishing market. Pharmaceutical products sales during these same periods decreased 20.8% to $2.1 million, from $2.6 million, primarily due to the adverse affect of European currencies against the U.S. dollar, along with a slowdown in sales of a non-FDA product in the Company's Latin and South American business due to a product reformulation to meet customers needs and competition. Security products (magstripe, signature panels, and tipping products for credit cards and intaglio-printed products) sales for these same periods decreased 17.0% to $2.0 million from $2.5 million. This decrease comes primarily from continued market softness and pricing pressures in the credit card industry and competition in the signature panel business. Sales of simulated metal and other pigmented products for these periods decreased 12.4% to $4.7 million, from $5.4 million, primarily due to the negative impact of weakening European currencies against the U.S. dollar.

Gross profit for the quarter ended September 30, 2000 decreased 14.3% to $5.2 million, from $6.0 million for the quarter ended September 30, 1999. The decrease in gross profit was primarily attributable to higher material costs caused by higher petroleum product prices and U.S. sourced materials purchased in Europe with weakening European currencies. The gross profit margin for the quarter ended September 30, 2000 decreased to 29.8% from 34.4% for the quarter ended September 30, 1999 for the same reasons.

Selling, general and administrative expenses for the quarter ended September 30, 2000 and 1999 remained flat at $4.0 million. Selling, general and administrative expenses for the quarter ended September 30, 2000 increased as a percentage of net sales to 23.2% from 22.9% for the quarter ended September 30, 1999. This increase in percentage was primarily due to the impact of lower sales.

Research and development expenses for the quarter ended September 30, 2000 increased 14.7% to $0.7 million from $0.6 million for the quarter ended September 30, 1999. This increase was primarily due to increases in personnel costs. Research and development expense for the quarter ended September 30, 2000 increased 4.1% from 3.5% for the quarter ended September 30, 1999 and was caused by the impact of lower sales and higher staff costs.

International consolidation expense for the quarter ended September 30, 2000 was $768,000. This non-recurring charge was incurred for activities undertaken during the quarter to consolidate the Company's international operations. The charge primarily includes costs attributable to work force reductions and related severance.

The operating loss for the quarter ended September 30, 2000 was $324,000, compared to operating income of $1.4 million for the quarter ended September 30, 1999. The loss was a result of a combination of increased material costs, the adverse currency effects and the non-recurring charge of $768,000.

Interest expense for the quarter ended September 30, 2000 decreased 3.5% to $302,000, from $313,000 for the quarter ended September 30, 1999. The decrease in interest expense is due to the effect of scheduled principal payments.

Other expenses for the quarter ended September 30, 2000 decreased to $27,000 from $151,000 for the quarter ended September 30, 1999. This decrease was primarily due to the Company no longer having to pay royalties to Applied Holographics PLC, a former holographic joint venture partner.

The  Company's  effective  tax rate  decreased  to 32.0% for the  quarter  ended
September 30, 2000 from 37.4% in the prior year due the impact of losses in foreign operations and the related tax benefit of the losses which are realized at a higher tax rate than in the United States.

Subsequent to September 30, 2000, the German government and President signed into law a reduction in corporate tax rates. The Company through September 30, 2000 has recognized tax benefits based upon a German corporate federal tax rate of 39%. The new legislation lowers the rate to 25%. The Company is continuing to examine the impact of this reduction in rates on the amount of tax benefit to be realized in the future. It is expected to have an adverse impact on the fourth quarter 2000 consolidated tax provision.

Nine months Ended September 30, 2000 Compared to Nine months
------------------------------------------------------------
Ended September 30, 1999
------------------------

Net sales for the nine months ended September 30, 2000 increased 10.0% to $53.3 million, from $48.5 million for the nine months ended September 30, 1999. Holographic product sales increased 33.8% to $10.8 million for the nine months ended September 30, 2000, compared to $8.0 million for the nine months ended September 30, 1999, primarily due to the increased sales of eye-catching holographic packaging applications and security authentication seals. Printed product sales for these periods increased 5.8% to $14.0 million, from $13.2 million, primarily due to increases in the home furnishings market, offset in part by a continued sluggish manufactured housing market. Pharmaceutical product sales for this period decreased 4.6% to $6.6 million from $7.0 million, primarily due to the adverse affect of European currencies against the U.S. dollar and a slowdown in sales of a non-FDA product in the Company's Latin and South American business due to a product reformulation to meet customers needs and competition. Security product (magnetic stripe, signature panels and tipping products for transaction cards and intaglio printed products) sales for these periods decreased 17.4% to $5.3 million, from $6.4 million. This decrease comes primarily from continued market softness and pricing pressures in the credit card industry. Sales of simulated metal and other pigmented products for these periods increased 20.4% to $16.6 million, from $13.8 million, primarily due to the March 19, 1999, Oeserwerk acquisition, which results in nine months of activity in 2000 compared to six-and-one-half months activity in the same period in 1999.

Gross profit for the nine months ended September 30, 2000 increased 12.7% to $18.7 million, from $16.6 million for the nine months ended September 30, 1999. The increase in gross profit was primarily due to the increase in sales due to the Oeserwerk acquisition. The gross profit margin for the nine months ended September 30, 2000 increased to 35.0% from 34.2% for the nine months ended September 30, 1999. This increase was primarily driven by lower material costs and changes in product sales mix.

Selling, general and administrative expenses for the nine months ended September 30, 2000 increased 22.9% to $12.9 million from $10.5 million for the nine months ended September 30, 1999. This increase in expenses was primarily due to additional expenses associated with a full year operation of Oeserwerk as compared with six-and-one-half months in 1999. Oeserwerk was acquired in March 1999. Selling, general and administrative expenses for the nine months ended September 30, 2000 increased as a percentage of net sales to 24.3% from 21.8% for the nine months ended September 30, 1999, primarily for the same reason.

Research and development expenses for the nine months ended September 30, 2000 increased 50.8% to $2.1 million from $1.4 million for the nine months ended September 30, 1999. This increase in expenses was primarily due to increases in personnel costs, and the fact that prior to January 3, 2000, the Company's holographic joint venture partner paid for one-half of the Company's Ventura, California holographic research laboratory. Research and development expense for the nine months ended September 30, 2000 increased as a percentage of net sales, to 4.0% from 2.9% for the nine months ended September 30, 1999, because of the previously noted factors.

International consolidation expense for the nine months ended September 30, 2000 was $768,000. This non-recurring charge is related to activities undertaken during the third quarter of 2000 to consolidate the Company's international operations. The primary costs include work force reductions and related severance.

Operating income for the nine months ended September 30, 2000 decreased 38.8% to $2.8 million, from $4.6 million for the nine months ended September 30, 1999, primarily due to the Company taking a one-time, non-recurring international consolidation expense and the effect of weakening European currencies against the U.S. dollar.

Interest expense for the nine months ended September 30, 2000 increased 8.2% to $839,000, from $775,000 for the nine months ended September 30, 1999. This increase was primarily due to the financing of the Oeserwerk acquisition.


Liquidity and Capital Resources
-------------------------------

During the first nine months of 2000, the Company borrowed $1,200,000 and made no repayments against the revolving line of credit agreement of $6,500,000 maintained with the Company's primary bank. This agreement, which expires April 1, 2002, provides for unsecured borrowings. The Company believes that it will have sufficient capital resources from funds generated from operations as well as available borrowing facilities to support its future capital needs.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company does not use derivative financial instruments to address interest rate, currency, or commodity pricing risks. The following methods and assumptions were used to estimate the fair value of each class of financial instruments held by the Company for which it is practicable to estimate that value. The carrying amount of cash equivalents approximates their fair value because of the short maturity of those instruments. The estimated fair value of the Company's long-term debt approximated its carrying value at September 30, 2000 and December 31, 1999, based upon market prices for the same or similar type of financial instrument.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

     Number       Description of Exhibit
     ------       ----------------------
     10.1a        Third Amendment to Amended and Restated Loan Agreement dated
                  July 6, 2000  between  the  Company  and LaSalle Bank National
                  Association, and related documents.

     10.1b Fourth Amendment to Amended and Restated Loan Agreement dated September 5, 2000 between the Company and LaSalle Bank National Association, and related documents.

     10.1.c Amendment to Reimbursement Agreement dated July 6, 2000 between CFC Europe GmbH (f/k/a Sesvenna 20. Vermogensverwaltungs GmbH) and LaSalle Bank National Association, and related documents.

(b)      Report on Form 8-K

         No reports on Form 8-K were filed during the three months ended September 30, 2000.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on November 14, 2000.


                                           CFC INTERNATIONAL, INC.


                                           /s/ Dennis W. Lakomy
                                           --------------------------------
                                           Dennis W. Lakomy
                                           Executive Vice President,
                                           Chief Financial Officer,
                                           Secretary, and Treasurer
                                           (Principal Financial Officer)



                                           /s/ Jeffrey E. Norby
                                           --------------------------------
                                           Jeffrey E. Norby
                                           Vice President, Controller
                                           (Principal Accounting Officer)