Form 10-K405
period 2000-12-31
CFC INTERNATIONAL INC
filed 2001-03-20
CIK 949859

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                            ______________________

                                   FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the Fiscal Year Ended December 31, 2000

                                      OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                        Commission File Number 0-27222

                            ______________________

                            CFC INTERNATIONAL, INC.
            (Exact name of Registrant as specified in its charter)

                    Delaware                               36-3434526
         (State or other jurisdiction of                (I.R.S. Employer
          incorporation or organization)              Identification Number)

   500 STATE STREET, CHICAGO HEIGHTS, ILLINOIS                60411
     (Address of Principal Executive Offices)               (Zip Code)

      Registrant's telephone number, including area code: (708) 891-3456

                            ______________________

       Securities registered pursuant to Section 12(b) of the Act:  None
          Securities registered pursuant to Section 12(g) of the Act:

                              Title of Each Class
                              -------------------

                    Common Stock, par value $.01 per share

                            ______________________

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X     NO ____
    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock of the registrant held by stockholders who were not affiliates (as defined by regulations of the Securities and Exchange Commission) of the registrant was approximately, $18,620,369 at March 12, 2001 (based on the closing sale price on the Nasdaq National Market on March 12, 2001. At March 12, 2001, the registrant had issued and outstanding an aggregate of 4,053,193 shares of Common Stock and 512,989 shares of Class B non-voting Common Stock.

                      Documents Incorporated by Reference

Those sections or portions of the registrant's proxy statement for the Annual Meeting of Stockholders to be held in 2000, described in Part III hereof, are incorporated by reference in this report.

================================================================================

                                    PART I


ITEM 1.  BUSINESS

General

CFC International, Inc. ("CFC" or the "Company") formulates, manufactures, and sells chemically-complex, multi-layered functional coatings, which provide superior performance under a wide range of operating conditions. The Company applies its proprietary coatings to rolls of plastic film from which its customers transfer the coatings to their products for protective and informative purposes. The Company produces five primary types of coating products: holographic products such as authentication seals used principally to certify and protect the authenticity of proprietary products and documents susceptible to counterfeiting and tampering and eye-catching holographic packaging; printed coatings such as simulated wood grains for furniture and manufactured home interiors; pharmaceutical pigmented coatings used as heat transfer printing approved by the FDA for pharmaceutical products such as intravenous solution bags; and security products such as magnetic stripes and signature panels for credit cards and intaglio printing for stocks, bonds, and gift certificates. The fifth type of product is specialty pigmented and simulated metal coatings used on products such as beverage cases and cosmetics. CFC is a leading supplier in many of the worldwide markets it serves.

In March 1999, CFC acquired German specialty chemical coatings manufacturer Oeserwerk KG, now called CFC Oeserwerk GmbH, together with its wholly-owned French subsidiary, Oeser France S.A.R.L. now called CFC Oeser France S.A.R.L. References in this report to "CFC Oeserwerk" are to these acquired businesses.

The Company's coatings are produced by milling pigments, solvents, and resins into proprietary formulations, which combine multiple layers of custom coatings. These coatings are designed to react with each other to create a composite solid coating on a plastic film and are transferred off that film and onto the customers' products. The coatings are produced with a wide range of physical and chemical characteristics and in a broad array of colors, patterns, and surface finishes that are designed to meet specific customer functional requirements. The Company's research and development capabilities enable it to create products specifically tailored to meet customers' requirements, such as resistance to specific chemicals or abrasion, and to satisfy exacting design criteria, such as sophisticated overt and covert (conspicuous and hidden) holograms and simulated woodgrain and other patterns. By using the Company's products, customers also are able to address many of the problems manufacturers confront in complying with increasingly restrictive environmental laws and regulations because the customers avoid the use of liquid solvents and adhesives otherwise needed to apply coatings to their products.

The Company is one of the leading designers and producers of holograms, which are used to protect and authenticate brand name software and merchandise, transportation and event tickets, and other similar applications requiring protection against unauthorized copying or counterfeiting. The Company provides eye-catching holographic packaging to major consumer product manufacturers. On January 3, 2000 the Company acquired from Applied Holographics PLC, its previous joint venture partner, the worldwide rights to certain holography technology (see "-- Holographic Products"). Previously, the Company's market was limited to North America. The Company also announced the formation of a division called CFC Holographics on January 24, 2000 to focus resources on opportunities in the worldwide holographic market. CFC is one of only a few companies worldwide with the ability to serve all stages of the holographic production process, from design to manufacturing, and is a supplier to Intel Corporation and Lucent Technologies of holograms used to authenticate their respective products. Sales of products in this market represented approximately 19% of the Company's net sales in 2000. See "-- Holographic Products."

A principal market which the Company serves is printed coatings for engineered wood products ("Engineered Board") used to produce ready-to-assemble ("RTA") furniture, kitchen cabinets, manufactured home interiors, value-priced furniture, and picture frames. The Company's coatings are designed to match or improve on the appearance, texture, durability, and scratch, moisture, and stain resistance of natural or painted wood. The Company is one of only two significant suppliers of printed coatings for the Engineered Board market. This market is growing rapidly throughout the world, as the environmental problems associated with paints and stains and the cost and environmental consequences of using solid wood are becoming more significant. Sales of products in this market represented approximately 26% of the Company's net sales in 2000. See "-
- Chemical Coatings -- Printed Products."

Another significant area for the Company's products is the pharmaceutical industry, which includes heat transfer printing for intravenous solution bags and other medical supplies. The Company's products provide the pharmaceutical industry with a reliable, environmentally-safe method of conveying crucial medical information on surfaces on which printing is difficult. The Company's coatings for this market are used on FDA-approved products and are able to survive the sterilization process without degradation. The Company is one of the most significant suppliers to this stable and growing market and is the sole supplier to Baxter Healthcare Corporation for these products. Sales of products in this market represented approximately 13% of the Company's net sales in 2000. See "-- Chemical Coatings -- Pharmaceutical Products."

The Company is also focusing its efforts on the market for security products for transaction cards, which include credit cards, debit cards, identification cards, and ATM cards. The Company manufactures chemically reactive signature panels and multi-coercivity magnetic stripes for transaction cards and other documents and abrasion resistant tipping foils used to highlight the embossed lettering of transaction cards. The Company's coating products are used on credit cards for MasterCard, VISA, and Diners Club International, to enhance the security and processing speed of transaction cards. The Company also has ability to manufacture intaglio printed documents such as stock certificates, bonds, gift certificates and certificates of authenticity. Sales of products in this market represented approximately 12% of the Company's net sales in 2000. See "-- Chemical Coatings -- Security Products."

The Company also serves a variety of other consumer and industrial markets, which take advantage of the special functional capabilities of the Company's coatings. These markets include the automobile battery and cosmetics markets, which require acid and solvent resistant markings, and the consumer electronics and appliances markets, which require special surface durability and resistance to ultra-violet light degradation. A new product offering in this area is a foil, that is very receptive for printing inks for label and high-speed printers. This product category has grown as a result of the CFC Oeserwerk acquisition. Sales of products in this market represented approximately 30% of the Company's net sales in 2000. See "-- Chemical Coatings -- Specialty Pigmented and Simulated Products."

CFC's products are sold to more than 5,000 customers worldwide. The Company generated approximately 49.0% of its 2000 revenues from sales outside of the United States and has sales, warehousing, and finishing operations in the United Kingdom, Germany and France. The Company's margins and operating income result from the Company's proprietary technologies and from the Company's focus on quality. The Company received its International Standards Organization ("ISO") 9001 registration in June 1995, and was recently recertified in June 1999. The Company also passed its annual surveillance audit in July 2000. The Company's ISO 9001 certification provides assurance to the Company's customers that its quality systems are consistently capable of providing products that meet the customers' requirements. The Company has demonstrated its commitment to quality by providing zero-defect products. The Company has continually emphasized the importance of quality since successful implementation by the Company in 1989 of the Phillip Crosby Total Quality Management ("TQM") Program. See "-- Manufacturing and Production."

The Company's executive offices are located at 500 State Street, Chicago Heights, Illinois 60411 and its telephone number is (708) 891-3456. References to the Company in this report mean CFC International, Inc. and its consolidated subsidiaries, unless the context requires otherwise.

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

Globalization. Because the Company's existing and potential customers have expanded the geographic markets in which they manufacture and sell their products, management of the Company is increasing its focus on the international demand for the Company's products. Accordingly, the Company intends to increase its worldwide sales distribution and manufacturing capabilities through alliances with foreign manufacturing organizations in order to benefit from the increasing globalization of the markets for the Company's products. In furtherance of this strategy, in March 1999, the Company acquired CFC Oeserwerk, based in Germany, and its French subsidiary, to penetrate the European market with its products. Also, in January 2000, the Company acquired worldwide rights to manufacture and market certain holographic technology from an English joint venture partner, expanding rights previously limited to North America.

Low-Cost Producer. The Company plans to maintain and enhance its position as a low-cost producer of transferable coatings by reducing and limiting its manufacturing costs and by increasing the efficiency of the Company's operations. In this regard, the Company has an Employee Gain-Sharing Program whereby employees are paid a portion of the annual cost savings that the Company realizes. The Company also continually modifies its manufacturing processes and equipment to utilize more efficiently the Company's production facilities and limit waste. During this year, the Company continued to implement a Visual Process Control (VPC) system to minimize non-productive areas, to minimize work in process between manufacturing steps, which will result in decreasing the cycle time and improving delivery to our customers. The Company began this project in the fourth quarter of 1999.

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

Development of New Technology. Management of the Company believes that a major factor contributing to the Company's growth has been continued investment in research and development. Continued development of new products and processes will be critical to keep abreast of the technology-driven changes in the needs of the Company's customers and to maintain a competitive advantage over the Company's competitors. The Company's Research and Development department has contributed to the development of formulae, proprietary know-how, modifications to existing equipment, and specifications for both new equipment and new raw materials. Tangible results have included improved ease of coating application, abrasion resistance, functionality and the expansion of the market for the Company's holographic products. The proprietary technology INFRAPRINT offers significant advantages and improvement to allow credit cards to accept printing inks for small custom runs. The Company has also introduced an Inmold product that permits for decorating in the mold while a part is being molded. In 2000, the Company introduced new products used in the cosmetic industry, which was a combination of its existing technology with technology acquired with the CFC Oeserwerk acquisition.

Overview of Products

The Company's principal product types include the following:

 .    Holographic Products include the Company's high-technology holograms used as security markings on products such as software packages and merchandise, transportation and event tickets, and other products susceptible to counterfeiting or tampering, as well as holographic images for packaging and other visual markets. The Company also has a patented, computer-generated dot-matrix process which produces minute juxtaposed holographic gratings resulting in a composite image with up to 60,000 individual holograms per square inch and which can include overt and covert data. The Company has also introduced AEGIS(TM) (Anti-Counterfeit Encrypted Graphic Image System), the Company's latest holographic development, a computer-based imaging system that offers significant advances and improvements over what the industry calls dot matrix holography.

 .    Printed Products include specialized functional coatings used primarily as an alternative to painting or using liquid laminates on wood substitutes and plastics. The most important markets for these products include engineered board products used in the RTA furniture market, kitchen and bath cabinets, factory-constructed housing interiors, value-priced furniture, window trim and moldings, picture frames, and the consumer electronics, automotive, and appliance markets. FLEXRITE(TM), our new value-added coating, applied by a membrane press adheres to the various surface elevations of profiled edges of medium-density fiberboard applications such as panel doors, and helps round out our offering to the furniture market. Its finish is comparable to wood, and it is less expensive and easier to apply than vinyl products, which saves our customers significant labor costs. FLEXWRAP(TM) wraps around arms, legs and pedestal parts of furniture parts made with medium density fiberboard.

 .    Pharmaceutical Products consist of specialized functional coatings for heat transfer printing on pharmaceutical products, such as intravenous solution bags, syringes, and other uses requiring non-toxic ingredients, adhesion during the sterilization process, and FDA approval.

 .    Security Products include tamper-evident signature panels and abrasion resistant tipping foils for transaction cards, as well as specialized multi-coercivity magnetic stripe products applied to both plastic transaction cards and disposable fibrous substrates, such as driver's licenses, student identification cards, airline tickets, mass-transit tickets, and telephone debit cards. This product line also includes intaglio printing used on documents such as stock certificates, bonds, birth certificates, gift certificates and certificates of authenticity.

 .    Specialty Pigmented and Simulated Metal Products. Specialty Pigmented
     Products include automobile batteries, cosmetics containers, industrial signage, and other markets requiring a particularly durable specialized functional coating. Specialty Simulated Metal Products include bright-simulated metal and reflective coatings used in the appliance, automotive, and cosmetic markets. Most of these coatings are produced with a state-of-the-art ultra-violet curing process, which results in higher abrasion and chemical resistance. A new offering in this product category is foil which permits high-speed inkjet and laser printing to the surface foil.

Markets

The Company and its subsidiaries operate in a single business segment, which is the formulating and manufacturing of chemically-complex, multi-layered functional coatings. The following table summarizes the Company's principal markets and product applications:

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                              % of CFC
                                                                                                Sales
       Market                         Application                Selected Customers              2000       Key Product Features
===================================================================================================================================
Holographic Products       Authentication seals, trophies,    Intel, Xerox, AquaFresh,            19%     . Fully integrated
(product authentication,   point-of-purchase packaging,       Colgate, Crest, Keebler                       manufacturing process
high-end eye-catching      security labels                                                                . Authenticates products
packaging)                                                                                                . AEGIS
                                                                                                          . Patented dot matrix
-----------------------------------------------------------------------------------------------------------------------------------
Printed Products           RTA furniture (bedroom, office,    Sauder Woodworking, Hart            26%     . Superior lead times
(Engineered Board,         entertainment centers),            Furniture, LEA Industries,                  . Scratch/mar resistant
building products,         promotional furniture (hotel and   Charleswood, Cana, Inc.,                      finishes (Armorite
consumer electronics,      office), cabinets, manufactured    National Picture and Frame,                   Plus(TM)
home decorating,           home interiors, picture frames,    Ditta Manetti (Italy), Ashley               . Match to any pattern
trophies/awards)           award plaques, trophy bases        Furniture, Progressive                        or color
                                                              Furniture                                   . FLEXRITE(TM)
                                                                                                          . FLEXWRAP(TM)
-----------------------------------------------------------------------------------------------------------------------------------
Pharmaceutical Products    Intravenous solution bags,         Baxter Healthcare, Abbott           13%     . Used on FDA approved
                           drainage bags, renal bags,         Labs, Sherwood Davise & Geck,                 products
                           syringes, pipettes, tubing         B. Braun Medical, C.R. Bard,                . Passes stringent
                                                              Fresenius, Bieffe Medital                     sterilization process
                                                                                                          . Does not offset
-----------------------------------------------------------------------------------------------------------------------------------
Security Products          Magnetic stripes, signature        Visa, MasterCard, Diners            12%     . High coercivity
(transaction cards,        panels, and indent and tipping     Club, Discover Card,                          magnetic stripe is
identification cards)      foils for credit cards, debit      Eurocard, American Express,                   durable (exceeds life
                           cards, ATM cards, access cards,    Sears, Novice, Pier One,                      of card)
                           driver's licenses, passports,      Brinker                                     . Reliable, few errors
                           intaglio printed security                                                      . Signature panels are
                           documents                                                                        tamper evident
                                                                                                          . Intaglio printed
                                                                                                            stocks, bonds birth
                                                                                                            certificates and
                                                                                                            gift certificates
-----------------------------------------------------------------------------------------------------------------------------------
Specialty Pigmented        Beverage cases, industrial         Rubbermaid, Delco, Johnson          30%     . Scratch/mar resistant
and Simulated Metal        safety signs, battery cases,       Controls, Mattel, Revlon,                   . Chemical resistant
Products (injection        vent caps, spark plugs,            Gillette, Bic                               . Low-cost alternative
molded and extruded        dashboard inserts, tail lenses,                                                . Variety of colors
plastics)                  toys, cosmetic containers                                                      . Non-toxic
-----------------------------------------------------------------------------------------------------------------------------------

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

Holographic Products

In early 1992, the Company entered into a joint venture partnership with Applied Holographics PLC called "CFC Applied Holographics" (of which the Company now owns 100.0%), to manufacture and market holographic products to customers based in North America. In January 2000 the Company purchased the worldwide rights to this holographic technology for $3.6 million.

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

Holographic products represented approximately 17.4%, 15.8% and 19.4% of the Company's net sales in the years ended December 31, 1998, 1999 and 2000 respectively.

Holograms and Security or "Product Authentication"

Holograms, which cannot be color-copied and are not readily made except by a properly equipped holographic house, have established themselves as a premier technology for defending against unauthorized copying or counterfeiting of products. Identification of an authentic hologram, when used as a security device, is convenient and inexpensive and can also be done by sight without any special machinery. The Company is able to produce holograms that contain covert images that are visible only with the aid of special devices and which are more difficult to reproduce. The high degree of technical skill and capital investment required to replicate holograms acts as an obstacle to unauthorized duplication, thereby making holograms useful as anti-counterfeiting and security devices. Holograms are widely used as a security device by computer software and hardware companies, and entertainment event marketers, in addition to other industries. For example, the Company supplies holograms used to authenticate Intel Corp.'s Pentium(R) microprocessor.

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

Holographic Packaging Products

The visual appeal and uniqueness of holograms make them ideal for applications on consumer products and point-of-purchase displays. These include ribbons and paper for gift packaging, and paper and plastic wrapping for packaging of food and other products. The Company's dot matrix technology results in holograms with a brighter appearance and an enhanced depth of image. In addition, the Company's 60" wide coating and embossing capabilities give the Company a lower cost structure, making holograms economically practical for these and additional applications, and give the Company a broader market for holographic products.
An example of this type of product application is the Company's development of holographic promotional packaging for Keebler and, on a continuing basis, Aquafresh Whitening Toothpaste and Colgate Total toothpaste.

Printed Products

The Company's printed coatings are featured on numerous consumer products manufactured by companies such as Ashley, Cana, Ditta Manetti (Italy), Hart, and Sauder. Printed Products include Engineered Board coatings for RTA and promotional furniture, picture frames, manufactured housing, and window treatments. These products represented approximately 35.8%, 26.5% and 25.6% of the Company's net sales in the years ended December 31, 1998, 1999 and 2000 respectively.

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

CFC is a "preferred supplier" to Baxter Healthcare Corporation worldwide. This means that CFC is one of only fifteen of Baxter's suppliers (out of 750 approved suppliers) that meets Baxter's stringent standards for such designation. In order to attain "preferred supplier" status with Baxter, the Company was required to deliver products to Baxter for a three-year period free of defects in product quality, delivery procedures, and paperwork. The Company has an exclusive supplier's contract with Baxter, and Baxter has a majority market share of the intravenous solution bags sold worldwide. This contract was renewed for three years in March 2001. It is one of the goals of CFC to achieve a similar supplier relationship with other pharmaceutical companies that require transferable coatings. In this regard, the Company was named a "preferred supplier" to Abbott Laboratories' Hospital Products Division ("Abbott") in 1994, and has maintained that distinction. The Company was also named a "certified supplier" to Abbott's Montreal location in 1998. Other manufacturers of pharmaceutical products that the Company currently supplies include C.R. Bard, Inc., B. Braun Medical, Kendall - Davise & Geck, Bieffe Medital and Fresenius.

Pigmented coatings used on pharmaceutical products represented approximately 17.5%, 13.8% and 13.0% of the Company's net sales in the years ended December 31, 1998, 1999 and 2000 respectively.

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

CFC-Northern Bank Note is an intaglio printer of high security documents such as stock certificates, bonds, gift certificates, and certificates of authenticity. In the intaglio printing process, ink is built onto the surface upon which the printing is applied, and the ink is evident to the touch.

Security products represented approximately 19.7%, 13.2% and 11.6% of the Company's net sales in the years ended December 31, 1998, 1999 and 2000 respectively.

Specialty Pigmented and Simulated Metal Products

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

Key markets for the Company's simulated metal coatings include appliances, automotive, cosmetics, specialty advertising, and they are used in improving point-of-purchase sales. These coatings are highly specialized and must be specifically developed for the product or container on which they are to be used. For example, a coating used on a lipstick container may not be usable on a perfume bottle. Product applications that utilize the Company's pigmented coatings include credit cards, blow molded bottles, automobile batteries, automotive gauges, copier panels, garbage cans, industrial signage, golfing accessories, housewares, lipstick tubes, mud flaps, pens, personal care products, recycle bins, squeeze tube, and toys.

Specialty pigmented and simulated products represented approximately 9.6%, 30.7% and 30.3% of the Company's net sales in the years ended December 31, 1998, 1999 and 2000 respectively. The CFC Oeserwerk acquisition accounted for the significant increase in sales of these products in 1999. The market for simulated metal coatings, particularly for use in graphics, is highly competitive and has been experiencing generally declining gross margins. Accordingly, the Company has determined to not actively pursue low margin graphics business in this market. Notwithstanding this decision, with the CFC Oeserwerk acquisition this product line's volume has increased substantially because the majority of CFC Oeserwerk's sales were in this category, representing 25.2% of specialty pigmented and simulated metal sales for 2000. The Company's strategy is to add technology to the Oeserwerk product line and enhance the value of these products.

International Sales

The Company maintains offices, warehouse space, and finishing operations in the United Kingdom, Germany and France. In addition to sales made directly to international customers by the Company's Regional Managers covering Europe, Japan, Latin America, and Asia, the Company makes sales to customers around the world through a network of fifty-two distributors. The Company's markets have seen a new globalization, and the Company plans to continue its emphasis on the worldwide requirements of its customers and expanding overseas demand.

During the years ended December 31, 1998, 1999 and 2000, net sales to Europe, the Pacific Rim, and other customers outside of the United States were $15,128,000, $32,762,000 and $33,431,000, respectively, and represented approximately 29.6%, 49.5% and 49.0%, respectively, of the Company's net sales. The substantial increase in international sales in 1999 is due to CFC Oeserwerk, which added $17,752,000 in international sales in 1999. See Note 6 of the Notes to the Consolidated Financial Statements.

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

The Company maintains a group of personnel that is dedicated to the creation of new patterns, designs, colors, shades, and textures, including holographic designs. This includes an engineering and chemistry laboratory in Chicago Heights that employs thirteen people. In addition, the Company maintains an art origination studio in Countryside, Illinois, that is dedicated to holographics and which employs three persons who perform holographic research and development, and the holographic optical research laboratory in Ventura, California which employs two people. In the years ended December 31, 1998, 1999 and 2000, the Company spent approximately $1,585,000, $2,022,000 and $2,745,000, respectively, on research and development, of which $795,000, $571,000 and $713,000, respectively, were for holographic research.

Customers in the markets served by CFC are in the midst of their own search for technological breakthroughs that will contribute to low cost production and expanded markets through new products and at the same time meet environmental standards. The Company is making substantial on-going investments in research and development in an effort to assist its customers in the development of new technology and products. Examples include Inmold products for in mold decorating, INFRAPRINT for custom credit card runs, and a new product for the cosmetic industry, which is taking share from the entrenched Japanese supplier.

Marketing and Sales

As of December 31, 2000, the Company had 35 full time sales people serving over 5,000 existing customers. Sales personnel include the Senior Vice President of Sales and Marketing, who is responsible for the Americas and Pacific Rim, eight Product Managers, four Regional Managers and twenty-two Field Sales Engineers who are compensated on a salary plus commission basis. The Managing Director of the United Kingdom is responsible for all United Kingdom and African sales. The German Sales Manager is responsible for all German domestic sales. The German Sales Manager is also responsible for Middle Eastern sales. The German Export Manager is responsible for all Europe export sales from Germany. There are three Product Managers in Germany covering printed products, Inmold products, pipe and cable products, plastic products, and Infraprint products. The final Regional Manager is responsible for the Pacific Rim (except Japan) and South America. The Company's four domestic Product Managers are responsible for printed products, holographic films and foils, intaglio printing and security holography and security products including magnetic stripe and signature panels. The majority of CFC's products are sold directly to original equipment manufacturers who incorporate the Company's products into their own products.
In addition, limited use is made of a network of four distributors who service small accounts in the United States and fifty-two distributors who service international markets. The Japanese General Manager is responsible for Japan; however, most Japanese sales are through a distributor.

The Company markets a combination of standard products and specialty items on a minimum order basis, and most of the Company's sales are not pursuant to long-term sales contracts. Because most customers require prompt turnaround from order to delivery, the Company does not have a material amount of backlog and backlog comparisons are not indicative of sales trends at any given time.

The Company's three largest customers in 2000 were Baxter Healthcare, Ty, Inc., and Smurfit. Sales made to Baxter are pursuant to a three-year, exclusive provider contract, which was renewed in February 2000. The agreement requires the Company to supply all of Baxter's needs for transferable coatings at specified prices, which may be adjusted to reflect changes in certain of the Company's costs. Sales to Baxter for each of 1998, 1999 and 2000, were $5,829,000, $6,136,000 and $5,558,000, respectively. Sales to Ty, Inc. for each of 1998, 1999 and 2000 were $461,285, $2,313,973 and $3,080,700, respectively.
Sales to Ty, Inc. are made on an individual purchase order basis. Sales to Smurfit also are made on an individual purchase order basis, which is consistent with Smurfit's policies. Sales to Smurfit for each of 1998, 1999 and 2000 were $1,518,959, $2,406,166 and $2,919,900, respectively.

Manufacturing and Production

Much of the Company's machinery and equipment was engineered and developed by the Company. Technical manufacturing efficiencies allow the Company to maintain high quality standards while producing products efficiently. The Company's introduction of a 60" wide holographic embosser has given the Company a competitive advantage over the industry norm of 6" to 30" wide capabilities. Management of the Company believes this significantly increases the potential applications for holographic coating. The Company installed a third 60" wide state-of-the-art embosser, and a 30" state-of-the-art hard embosser in 2000, that will enable it to double capacity and provide enhanced service to security and packaging markets.

The Company obtained ISO 9001 registration from an approved ISO 9001 accreditation firm in June 1995, which permits the Company to offer certification programs to its customers, thereby eliminating the need for the customers to make incoming inspections of the Company's products and also providing just-in-time inventory, reducing customers' inventory carrying costs. The Company successfully reregistered in June 1999, and also successfully passed a surveillance audit in June 2000.

ISO 9001 registration requires continuing compliance with a series of generic standards that provide quality management direction as well as quality assurance requirements and guidelines. These standards were originally published in 1987 by the International Standards Organization. The same standards apply to all service and manufacturing companies. To maintain ISO 9001 registration, a company must not only meet the registration standards at the time of initial registration, but also must meet them on an ongoing basis during annual inspections. The Company successfully reregistered in June 1999, and also successfully passed a surveillance audit in June 2000. Compliance with the registration standards provides assurance to customers that a company's quality systems are consistently capable of providing products that meet the customers' requirements. Management of the Company believes that registration to one of the ISO 9001 standards will be required in the future to sell products in the European Union. In addition, many United States customers, including the Company's largest client, Baxter Healthcare Corporation and others, have acknowledged the value of registration.

Product Protection

The Company's success is heavily dependent upon its proprietary formulae and scientific and manufacturing know-how. Accordingly, the Company relies upon trade secrets and other unpatented proprietary information in its product development. All employees are parties to an employment agreement providing for confidentiality and the assignment of invention rights to innovations developed by them while employed by the Company. There can be no assurance that these types of agreements effectively will prevent disclosure of the Company's confidential information. In addition, the Company owns an U.S. patent on its holographic computer-generated dot matrix origination process, which was issued on March 1, 1994.

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

Employees

As of December 31, 2000, the Company had approximately 378 full-time employees. These included 188 in manufacturing, 71 in support services, 56 in marketing and sales, 33 in research and development, and 30 in administration and management. Only the Company's manufacturing employees in Germany are covered by collective bargaining agreements. The Company has never experienced a significant work stoppage and considers its employee relations to be good.

ITEM 2.  PROPERTIES

The Company owns a 150,000 square foot building at 500 State Street in Chicago Heights, Illinois which houses its corporate headquarters and its primary manufacturing operations, and currently utilizes approximately 85% of the building's capacity. The Company's other principal properties are leased and include the following: a 28,000 square foot intaglio printing facility in Countryside, Illinois; a 10,000 square foot warehouse in Chicago Heights; the Company's 7,400 square foot optical laboratory, finishing, and warehouse facility in Ventura, California; a 10,000 square foot warehouse, finishing, and office facility in a suburb of London, England; a 4,800 square foot warehouse, finishing and office facility in Paris, France; and a 109,000 square foot manufacturing, warehouse, laboratory and office facility in Goppingen, Germany. The Company considers its properties to be adequate to conduct its business for the foreseeable future and believes that it will be able to acquire or lease additional property, when needed, on terms acceptable to the Company.

ITEM 3.  LEGAL PROCEEDINGS

The Company's former parent corporation, Morton International, Inc. ("Morton"), has been named by government environmental agencies as a "potentially responsible party" with respect to environmental liabilities at the Fisher-Calo Superfund Site in Kingsbury, Indiana (the "Fisher-Calo Site"). Morton and other potentially responsible parties entered into a consent agreement in 1991 with such agencies that provides for the remediation of the site, currently estimated to cost approximately $40 million, and which allocates approximately 0.7% of the remediation costs to Morton. While the Company has been named a potentially responsible party and a third-party defendant in the litigation relating to the clean-up of the Fisher-Calo Site, U.S. v. David B. Fisher, et al, which is pending in the U.S. District Court for the Northern District of Indiana, Morton and the Company have reached an agreement whereby Morton and the Company will share equally in the remediation cost that is ultimately determined to be attributable to waste produced by the Company's predecessor. Based upon such agreement, the Company estimates that its portion of the remediation costs will be approximately 0.35% of the total cost of remediation at the Fisher-Calo Site. There is no assurance that remediation of the Fisher-Calo site can be accomplished for $40 million. However, the Company has an accrued liability of $141,000 related to these matters at December 31, 2000, it is management's opinion, based upon investigation of the quantities and types of waste and the other parties involved, that the Company's share of any liability should not substantially exceed that amount. The adequacy of this reserve is reviewed periodically as more definitive information becomes available.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


                                    PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock, par value $.01 per share ("Common Stock"), is traded in the Nasdaq National Market tier of The Nasdaq Stock Market ("Nasdaq"), under the symbol "CFCI." On December 31, 2000, the last reported sale price of the Common Stock on the Nasdaq National Market was $4.63 per share. At March 12, 2001, there were approximately 147 record holders of the Common Stock. The table below sets forth the high and low sales prices of shares of Common Stock on the Nasdaq National Market as reported by Nasdaq for the periods indicated.

                              Market Information

                                                  Price per Share of
                                                     Common Stock
                                                  ------------------
                                                  High          Low
                                                  ----          ---

Year Ended December 31, 1999
   1st Quarter................................    11.00         8.00
   2nd Quarter................................    10.87         9.00
   3rd Quarter................................    11.00         8.37
   4th Quarter................................     8.56         6.00
Year Ended December 31, 2000
   1st Quarter................................     7.25         4.88
   2nd Quarter................................     9.00         4.75
   3rd Quarter................................     7.75         5.25
   4th Quarter................................     7.00         3.06

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

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data set forth below has been derived from the financial statements of the Company. The financial statements for each of the years in the five-year period ended December 31, 2000, have been audited by PricewaterhouseCoopers LLP, independent accountants, whose report for the years ended December 31, 1998, 1999 and 2000 appears elsewhere in this report. This selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes thereto appearing elsewhere in this report.

                                                                      Year Ended December 31,
                                                                      -----------------------
                                                    1996          1997          1998          1999         2000
                                                    ----          ----          ----          ----         ----
                                                               (In thousands, except per share data)
Income Statement Data:
Net sales.....................................     $37,227       $42,319       $51,047       $66,147      $68,240
Cost of sales.................................      22,985        26,063        31,914        44,714       46,136
                                                   -------       -------       -------       -------      -------
Gross profit..................................      14,242        16,256        19,133        21,433       22,104
Selling, general and administrative...........       7,863         8,846        10,415        14,738       16,807
Research and development......................       1,304         1,344         1,585         2,022        2,745
International consolidation expense...........           -             -             -             -          768
                                                   -------       -------       -------       -------      -------
Operating income..............................       5,075         6,066         7,133         4,673        1,784
Interest expense..............................         229           413           570         1,030        1,336
Other (income) expense........................          17           (65)          312           476          (54)
                                                   -------       -------       -------       -------      -------
Income before taxes and minority interest.....       4,829         5,718         6,251         3,167          502
Provision for income taxes....................       1,831         2,207         2,260           922          180
Minority interest in net income of
     CFC Applied Holographics (1).............          15           290           343             -            -
                                                   -------       -------       -------       -------      -------
Income from continuing operations.............       2,983         3,221         3,648         2,245          322
                                                   -------       -------       -------       -------      -------
Net income....................................     $ 2,983       $ 3,221       $ 3,648       $ 2,245      $   322
                                                   =======       =======       =======       =======      =======

Basic earnings per share (see Note 11 in
 financial statements)........................     $  0.66       $  0.71       $  0.82       $  0.49      $  0.07
Diluted earnings per share (see Note 11 in
 financial statements)........................     $  0.66       $  0.71       $  0.80       $  0.49      $  0.07

Other Data:
Capital expenditures..........................     $ 3,862       $ 3,319       $ 2,050       $ 2,958      $ 3,758
Depreciation and amortization.................       1,535         2,093         1,976         3,233        4,130
EBITDA (2)....................................       6,578         7,934         8,454         7,430        6,665

Balance Sheet Data (at period end):
Working capital...............................     $10,635       $12,993       $15,306       $15,076      $14,940
Total assets..................................      28,206        35,498        39,280        55,362       56,401
Total debt (3)................................       5,932         8,585        10,624        21,029       24,418
Stockholders' equity..........................      15,078        18,567        20,971        23,745       23,095

__________________

(1)  The Company purchased the minority partners share on October 1, 1998.
(2) EBITDA as used herein means earnings before interest expense, interest income, international consolidation expense, taxes, depreciation, and amortization and excludes minority interests.
(3)  Includes current and long-term portions of debt.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company formulates, manufactures, and sells chemically-complex, transferable multi-layer coatings for use in many diversified markets such as furniture and building products, pharmaceutical products, transaction cards (including credit cards, debit cards, ATM cards, and access cards), intaglio printing and on sophisticated embossable coatings for holographic packaging and authentication seals. The Company's net sales increased from $37.2 million in 1996 to $68.2 million in 2000. Since 1996, the Company realized sales dollar growth in all of its major product lines. The Company has experienced, and expects to continue experiencing, shifts in the relative sales and growth of its various products over time. The Company believes that such shifts are in the ordinary course of business and are indicative of its focus on specific niche markets. Holographic products grew from 11.6% in 1996 to 19.4% of net sales in 2000, primarily due to authentication sales and consumer products packaging. Printed products sales declined from 39.3% in 1996 to 25.6% of net sales in 2000. This decline as a percentage is due to the growth in other product lines. Sales of printed products increased from $14.6 million in 1996 to $17.5 million in 2000, or an increase of 19.9%. Pharmaceutical products sales declined from 21.2% in 1996 to 13.0% of net sales in 2000 due to the growth of other product lines. Actual pharmaceutical product sales increased from $7.9 million in 1996 to $8.9 million in 2000, or an increase of 12.7%. Security products sales increased from 10.2% in 1996 to 11.6% of net sales in 2000. Specialty pigmented and simulated metal products increased from $6.6 million in 1996 to $20.7 million, with the $17.2 million in sales in this category attributable to CFC Oeserwerk offset in part by sales lost during 2000 as a result of the Company's decision not to actively pursue smaller volume transactions.

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

Results of Operations

The following table sets forth, for the periods indicated, certain items from the Company's financial statements as a percentage of net sales for such periods:

                                                        December 31,
                                                ----------------------------
                                                 1998       1999       2000
                                                 ----       ----       ----
Net sales...................................    100.0%     100.0%     100.0%
Cost of sales...............................     62.5       67.6       67.6
                                                -----      -----      -----
Gross profit................................     37.5       32.4       32.4
Selling, general and administrative.........     20.4       22.2       24.7
Research and development....................      3.1        3.1        4.0
International consolidation expense.........        -          -        1.1
                                                -----      -----      -----
Operating income............................     14.0        7.1        2.6
Interest expense and other..................      1.7        2.3        1.9
                                                -----      -----      -----
Income before taxes and minority interest...     12.2        4.8        0.7
                                                -----      -----      -----
Provision for income taxes..................      4.4        1.4        0.2
Minority interest...........................      0.7          -          -
Net income..................................      7.1%       3.4%       0.5%
                                                =====      =====      =====

2000 Compared to 1999

Net sales for the year ended December 31, 2000 increased 3.2% to $68.2 million from $66.1 million for the year ended December 31, 1999. Holographic product sales increased 27.0% to $13.2 million for the year ended December 31, 2000 compared to $10.4 million for the year ended December 31, 1999, primarily due to the increase in sales of security labels to prevent counterfeiting and eye-catching packaging. Printed products sales decreased 0.4% to $17.46 million from $17.53 million primarily due to a slow down in the manufactured housing market offset partially by the Company's increase in market share. Pharmaceutical product sales decreased 2.4% to $8.9 million from $9.1 million primarily as a result of a competitive non-FDA approved product introduced in Latin America and the adverse affect on sales due to weaker European currencies. Security products (magstripe, signature panels, and tipping products for credit cards and intaglio printed security documents) sales decreased 9.2% to $7.9 million from $8.8 million. This decrease is due primarily to pricing pressures in signature panel and magnetic stripes. Sales of specialty pigmented and simulated metal products increased 1.8% to $20.7 million from $20.3 million, primarily due to the CFC Oeserwerk acquisition.

Gross profit for the year ended December 31, 2000 increased 3.1% to $22.1 million from $21.4 million for the year ended December 31, 1999. The gross profit margin for the year ended December 31, 2000 and for the year ended December 31, 1999 was 32.4%.

Selling, general and administrative expenses for the year ended December 31, 2000 increased 14.0% to $16.8 million from $14.7 million for the year ended December 31, 1999. This increase is primarily due to the increase in selling, general and administrative expenses attributable to having CFC Oeserwerk for the full 12 months of 2000, compared to nine months in 1999. Selling, general and administrative expenses for the year ended December 31, 2000 increased as a percentage of net sales to 24.6% from 22.2% for the year ended December 31, 1999.

Research and development expenses for the year ended December 31, 2000 increased 35.8% to $2.7 million from $2.0 million for the year ended December 31, 1999. The increase in research and development expense was primarily due to the CFC Oeserwerk acquisition and additional research resources at the Company's facility in Chicago Heights, Illinois. Research and development expenses for the year ended December 31, 2000 and December 31, 1999 as a percentage of net sales were 4.0% and 3.1%, respectively.

International consolidation expense of $768,000 represents non-recurring expense, principally severance, incurred for activities undertaken during the third quarter of fiscal year 2000 to consolidate international operations. Substantially all of these amounts were paid by December 31, 2000.

Operating income for the year ended December 31, 2000 decreased 61.8% to $1.8 million from $4.7 million for the year ended December 31, 1999. Operating income for the year ended December 31, 2000 decreased as a percentage of net sales to 2.6% from 7.1% for the year ended December 31, 1999. This decrease was due to increased selling, general, and administrative expenses and non-recurring international consolidation expense discussed above.

Interest and other expenses for the year ended December 31, 2000 decreased 14.8% to $1.3 million from $1.5 million for the year ended December 31, 1999. The decrease in interest and other expense was a result of an increase in interest expense resulted from the interest on loans outstanding to fund the CFC Oeserwerk acquisition and interest on increased loans to fund operations offset by non-recurring, non-operating European expenses incurred in 1999.

Income taxes for the year ended December 31, 2000 decreased 80.5% to $180,000 from $922,000 for the year ended December 31, 1999. This was primarily the result of a decrease in the Company's operating income.

Net income for the year ended December 31, 2000 decreased 85.7% to $322,000 from $2.2 million for the year ended December 31, 1999. This decrease was primarily due to decreased gross profit as a percentage of net sales and an increase in operating expenses discussed above.

1999 Compared to 1998

Net sales for the year ended December 31, 1999 increased 29.6% to $66.1 million from $51.0 million for the year ended December 31, 1998. Holographic product sales increased 17.1% to $10.4 million for the year ended December 31, 1999 compared to $8.9 million for the year ended December 31, 1998, primarily due to the increase in sales of security labels to prevent counterfeiting. Printed products sales decreased 4.0% to $17.5 million from $18.2 million primarily due to a slow down in the manufactured housing market. Pharmaceutical product sales increased 2.2% to $9.1 million from $8.9 million primarily as a result of Baxter Healthcare's growth in Europe. Security products (magstripe, signature panels, and tipping products for credit cards and intaglio printed security documents) sales decreased 12.9% to $8.8 million from $10.1 million. This decrease is due primarily to pricing pressures in signature panel and magnetic stripes, as well as, a continued contraction in intaglio printed stocks and bonds as they are being replaced by electronic forms of record keeping. Sales of specialty pigmented and simulated metal products increased 314.7% to $20.3 million from $4.9 million, primarily due to the CFC Oeserwerk acquisition, which added $15.5 million in sales to this category.

Gross profit for the year ended December 31, 1999 increased 12.0% to $21.4 million from $19.1 million for the year ended December 31, 1998. The gross profit margin for the year ended December 31, 1999 decreased to 32.4% from 37.5% for the year ended December 31, 1998. The decrease in gross margin percentage is primarily due to lower margins in Germany and France. Although the Company does not fully allocate all costs on a product line basis, the Company believes that its gross profit margin typically is not substantially different for any of its major product categories with the exception of the acquired CFC Oeserwerk product line acquired in March 1999.

Selling, general and administrative expenses for the year ended December 31, 1999 increased 41.5% to $14.7 million from $10.4 million for the year ended December 31, 1998. This increase is primarily due to the increase in selling, general and administrative expenses in connection with the CFC Oeserwerk acquisition. Selling, general and administrative expenses for the year ended December 31, 1999 increased as a percentage of net sales to 22.2% from 20.4% for the year ended December 31, 1998.

Research and development expenses for the year ended December 31, 1999 increased 27.5% to $2.0 million from $1.6 million for the year ended December 31, 1998. The increase in research and development expense was primarily due to the CFC Oeserwerk research staff. Research and development expenses for the year ended December 31, 1999 and December 31, 1998 as a percentage of net sales were 3.1%.

Operating income for the year ended December 31, 1999 decreased 34.5% to $4.7 million from $7.1 million for the year ended December 31, 1998. Operating income for the year ended December 31, 1999 decreased as a percentage of net sales to 7.1% from 14.0% for the year ended December 31, 1998. This decrease was due to lower gross profit as a percentage of net sales discussed above and increased selling, general, and administrative expenses.

Interest and other expenses for the year ended December 31, 1999 increased 70.8% to $1.5 million from $882,000 for the year ended December 31, 1998. The increase in interest expense resulted from the interest on loans outstanding to fund the CFC Oeserwerk acquisition.

Income taxes for the year ended December 31, 1999 decreased 59.2% to $922,000 from $2.3 million for the year ended December 31, 1998. This was primarily the result of a decrease in the Company's operating income.

Net income for the year ended December 31, 1999 decreased 38.5% to $2.2 million from $3.6 million for the year ended December 31, 1998. This decrease was primarily due to decreased gross profit as a percentage of net sales and an increase in operating expenses in connection with the Oeserwerk acquisition.

Quarterly Results of Operations

The following table presents unaudited financial results for each of the eight quarters in the period ended December 31, 2000. This data has been prepared on a basis consistent with the audited financial statements appearing elsewhere in this report, and in the opinion of management, includes all necessary adjustments (consisting only of normal recurring adjustments) required to present fairly the unaudited consolidated quarterly results when read in conjunction with the audited consolidated financial statements of the Company and notes thereto appearing elsewhere in this report. The results of operations for any quarter are not necessarily indicative of results to be expected for any future period.

                                                                           Quarter Ended
                                       ----------------------------------------------------------------------------------
                                         Mar. 31   June 30   Sept. 30   Dec. 31   Mar. 31   June 30    Sept. 30   Dec. 31
                                           1999      1999       1999      1999      2000      2000       2000       2000
                                         -------   -------   --------   -------   -------   -------    -------    -------
Net sales..............................  $13,004   $17,967    $17,504   $17,672   $18,258   $17,801    $17,281    $14,900
Cost of sales..........................    8,263    12,160     11,486    12,805    11,375    11,176     12,126     11,459
                                         -------   -------    -------   -------   -------   -------    -------    -------
   Gross profit........................    4,741     5,807      6,018     4,867     6,883     6,625      5,155      3,441
Selling, general and administrative
   Expense (including R&D expense).....    3,160     4,157      4,629     4,814     5,174     5,184      4,711      4,483
International consolidation expense....        -         -          -         -         -         -        768          -
Operating income (loss)................    1,581     1,650      1,389        53     1,710     1,441       (324)    (1,042)
Interest expense.......................      150       312        313       255       294       243        301        497
Other expense (income).................       73       101        151       151       169       126         27       (376)
                                         -------   -------    -------   -------   -------   -------    -------    -------
Income (loss) before taxes and
   minority interest...................    1,358     1,237        925      (353)    1,246     1,072       (653)    (1,163)
Provision (benefit) for income taxes...      576       484        346      (484)      435       341       (210)      (386)
                                         -------   -------    -------   -------   -------   -------    -------    -------
Net income (loss)......................  $   782   $   753    $   579   $   131   $   811   $   731    $  (443)   $  (777)
                                         =======   =======    =======   =======   =======   =======    =======    =======

Percentage of Net Sales
Net sales..............................    100.0%    100.0%     100.0%    100.0%    100.0%    100.0%     100.0%     100.0%
Cost of sales..........................     63.5      67.7       65.6      72.5      62.3      62.8       70.2       76.9
                                         -------   -------    -------   -------   -------   -------    -------    -------
Gross profit...........................     36.5      32.3       34.4      27.5      37.7      37.2       29.8       23.1
Selling, general and administrative
   Expense (including R&D expense).....     24.3      23.1       26.4      27.2      28.3      29.2       31.7       30.1
                                         -------   -------    -------   -------   -------   -------    -------    -------
Operating income (loss)................     12.2       9.2        8.0       0.3       9.4       8.0       (1.9)      (7.0)
Interest expense.......................      1.2       1.7        1.8       1.4       1.6       1.4        1.7        3.3
Other expense (income).................      0.6       0.6        0.9       0.9       0.9       0.7        0.2       (2.5)
                                         -------   -------    -------   -------   -------   -------    -------    -------
Income (loss) before taxes and
   minority interest...................     10.4       6.9        5.3      (2.0)      6.8       6.0       (3.8)      (7.8)
Provision (benefit) for income taxes...      4.4       2.7        2.0      (2.7)      2.4       1.9       (1.2)      (2.6)
                                         -------   -------    -------   -------   -------   -------    -------    -------
Net income (loss)......................      6.0%      4.2%       3.3%      0.7%      4.4%      4.1%      (2.6%)     (5.2%)
                                         =======   =======    =======   =======   =======   =======    =======    =======

The fourth quarter of 1999 includes a benefit for income taxes resulting from net losses from operations, and the reversal of tax provisions previously provided for operations incurring net losses for the year. The third and fourth quarters of 2000 include benefits for income taxes resulting from net losses from operations, and the reversal of tax provisions previously provided for operations incurring net losses for the year.

Liquidity and Capital Resources

The Company's primary sources of working capital have been net cash provided by operating activities and net borrowings under various loan agreements. Net cash provided by operating activities were $6,169,000, $3,095,000 and $2,066,000 for the years ended December 31, 1998, 1999 and 2000 respectively. Cash at year-end decreased $1,610,000 in the year ended December 31, 2000 as a result of cash consumed in operations and cash used for investments in capital equipment and in acquisition of worldwide business rights from Applied Holographics.

The Company's capital expenditures totaled approximately $2,050,000, $2,958,000 and $3,758,000 for the years ended December 31, 1998, 1999 and 2000 respectively.

The Company has used a variety of financing arrangements to fund the growth of its business:

 .    To finance expansion of its primary production facility and related equipment purchases, in June 1996 the Company received $4,005,000 from the issuance of Illinois Industrial Development Bonds. The bonds bear interest at a floating rate not to exceed 12% (4.24% at December 31, 2000). Principal payments of $200,250 are due annually through 2007, and the principal balance of $1,802,250 will be due at maturity of the bonds on June 1, 2008.

 .    To finance the acquisition of its CFC-Northern Bank Note business, in
     September 1997 the Company issued the seller a ten year, 6% subordinated note in the principal amount of $3,000,000. The note is convertible into the Company's common stock at the option of the holder at $14.00 per share.

 .    In connection with the refinance of its owned property in November 1998, the Company paid off its then existing loan and mortgage and entered into a new five year loan and mortgage in the principal amount of $2,625,000, with an annual interest rate of 7.05%.

 .    To finance its acquisition of CFC Oeserwerk in March 1999, the Company entered into a term loan, and revolving loans in the aggregate principal amount of $9,525,000, with an annual interest rate of 5.0% - 8.0%.

 .    To finance the acquisition of the CFC Applied Holographic worldwide technology rights in January 2000, the Company entered into a term loan in the amount of $3,200,000, with an annual interest rate of 9.09%.

The Company and its subsidiaries have various revolving credit arrangements that provide for maximum borrowings of approximately $16,000,000 as of December 31, 2000. Under these revolving credit arrangements, interest is payable at either the respective banks prime rate (9.50% and 8.50% at December 31, 2000 and 1999, respectively) or 2% over the Bank of England's sterling base rate (5.50% at December 31, 2000 and 1999, respectively). The revolving credit arrangements expire at various dates beginning in 2002. The Company is required to pay a quarterly fee for the unused portion on one of its facilities at an amount equal to .25% times the daily average of the unused portion. Those payments in 2000, 1999 and 1998 were not significant.

The Company believes that the net cash provided by operating activities and amounts available under the Credit Facility are sufficient to finance the Company's growth. Additionally, the Company has been able to obtain financing on normal commercial terms to fund acquisitions or major equipment purchases, and anticipates it will continue to do so in the future.

Seasonality and Impact of Inflation

Historically, the Company has experienced lower net sales levels during the fourth quarter and increased net sales levels during the following first quarter. This is due to typical year-end depletion of inventories by the Company's customers. It is also due in large part to the holidays at the end of the year, as the Company's customers have an increased number of holiday plant closings. In addition, fourth quarter pharmaceutical product sales generally are lower as a result of the postponement of elective surgeries during holiday periods. However, due to the strong growth of printed products for use in the ready-to-assemble furniture market, fourth quarter sales have been generally greater than third quarter sales in each of the previous years. This is not true this year because of the general softness in this market.

Inflation has not had a material impact on the Company's net sales or income to date. However, there can be no assurance that the Company's business will not be affected by inflation in the future.

Recent Accounting Pronouncements

In 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which requires recognition of all derivative instruments in the statement of financial position as either assets or liabilities, measured at fair value, and is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. This statement additionally requires changes in the fair value of derivatives to be recorded each period in current earnings or comprehensive income depending on the intended use of the derivatives. The Company is currently assessing the impact of this statement on its results of operations, financial position and cash flows.

Special Note on Forward-Looking Statements

The Company believes that certain statements contained in this report and in the future filings by the Company with the Securities and Exchange Commission and in the Company's written and oral statements made by or with the approval of an authorized executive officer that are not historical facts constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby.

The words and phrases "looking ahead," "is confident," "should be," "will," "predicted," "believe," "plan," "intend," "estimates," "likely," "expect" and "anticipate" and similar expressions identify forward-looking statements.

These forward-looking statements reflect the Company's current views with respect to future events and financial performance, but are subject to many uncertainties and factors relating to the Company's operations and business environment which may affect the accuracy of forward-looking statements and cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements. As a result, in some future quarter the Company's operating results may fall below the expectations of securities analysts and investors. In such an event, the trading price of the Company's common stock would likely be materially and adversely affected. Many of the factors that will determine results of operations are beyond the Company's ability to control or predict.

Some of the factors that could cause or contribute to such differences include:

 .    Changes in economic and market conditions that impact market growth trends or otherwise impact the demand for the Company's products and services;

 .    Risks inherent in international operations, including possible economic, political or monetary instability and its impact on the level and profitability of foreign sales;

 .    Uncertainties relating to the Company's ability to consummate its business strategy, including the unavailability of suitable acquisition candidates, or the Company's inability to finance future acquisitions or successfully realize synergies and cost savings from the integration of acquired businesses;

 .    Changes in raw material costs and the Company's ability to adjust selling prices;

 .    The Company's reliance on existing senior management and the impact of the loss of any of those persons or its inability to continue to identify, hire and retain qualified management personnel;

 .    Uncertainties relating to the Company's ability to develop and distribute new proprietary products to respond to market needs in a timely manner and the Company's ability to continue to protect its proprietary product information and technology;

 .    The Company's reliance on a small number of significant customers;

 .    Uncertainties relating to the Company's ability to continue to compete effectively with other producers of specialty transferable coatings and producers of alternative products with greater financial and management resources; and

 .    Control of the Company by a principal stockholder.

The risks included here are not exhaustive. Other sections of this report may describe additional factors that could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the impacts of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

We have no obligation to revise or update these forward-looking statements to reflect events or circumstances that arise after March 20, 2001 or to reflect the occurrence of anticipated events.

Investors should also be aware that while we do, from time to time, communicate with securities analysts, it is against our policy to disclose to them any material non-public information or other confidential commercial information. Accordingly, investors should not assume that we agree with any statement or report issued by any analyst irrespective of the content of the statement or report. Thus, to the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not our responsibility.

Quantitative and Qualitative Disclosures about Market Risk

The Company does not use derivative financial instruments to address interest
rate, currency, or commodity pricing risks.    The following methods were used
to estimate the fair value of each class of financial instruments held by the Company for which it is practicable to estimate that value. The carrying amount of cash equivalents approximates fair value because of the short maturity of those instruments. The estimated fair value of accounts receivable approximated its carrying value at December 31, 2000 and 1999 based upon analysis of their collectibility and net realizable value. The estimated fair value of the Company's long-term debt approximated its carrying value at December 31, 2000 and 1999 based upon market prices for the same or similar type of financial instrument.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                         INDEX TO FINANCIAL STATEMENTS

                                                                                                         Page
                                                                                                         -----
Report of Independent Accountants.....................................................................    23

Consolidated Balance Sheets at December 31, 2000 and 1999.............................................    24

Consolidated Statements of Income for the years ended December 31, 2000, 1999 and 1998................    25

Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998............    26

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2000, 1999 and 1998..    27

Notes to Consolidated Financial Statements............................................................    28-37

Financial Statement Schedule

Schedule II -- Valuation and Qualifying Accounts......................................................    43

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders
CFC International, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index on page 22 present fairly, in all material respects, the financial position of CFC International, Inc., and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows, for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index on page 22 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


PricewaterhouseCoopers LLP


Chicago, Illinois
February 15, 2001

                            CFC INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                         December 31,
                                                                                 -----------------------------
                                                                                    2000              1999
                                                                                    ----              ----
ASSETS
CURRENT ASSETS:
Cash and cash equivalents..................................................      $   298,871       $ 1,908,989
Accounts receivable, less allowance for doubtful accounts
    of $537,000 and $1,209,000 respectively................................       10,522,503        11,263,452
Employee receivable........................................................           37,083            37,083
Inventories (Note 1):
    Raw materials..........................................................        3,379,534         2,556,769
    Work in process........................................................        1,442,497         1,576,822
    Finished goods.........................................................        6,251,791         6,253,805
                                                                                 -----------       -----------
                                                                                  11,073,822        10,387,396
Prepaid expenses and other current assets..................................          276,788         1,778,477
Deferred income taxes......................................................        2,806,060         1,437,266
                                                                                 -----------       -----------
    Total current assets...................................................       25,015,127        26,812,663
                                                                                 -----------       -----------
Property, plant and equipment, net (Notes 1 and 3).........................       26,402,365        26,558,177
Other assets (Note 2)......................................................        4,983,729         1,991,158
                                                                                 -----------       -----------
Total assets...............................................................      $56,401,221       $55,361,998
                                                                                 ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt (Note 4).................................      $ 3,384,173       $ 3,112,681
Accounts payable...........................................................        2,563,536         2,545,831
Accrued environmental liability (Note 13)..................................          140,011           244,937
Accrued bonus..............................................................          141,921           177,809
Accrued vacation...........................................................          654,665           617,752
Accrued expenses and other current liabilities.............................        3,190,682         5,037,582
                                                                                 -----------       -----------
    Total current liabilities..............................................       10,074,988        11,736,592
                                                                                 -----------       -----------
Deferred income taxes......................................................        2,197,160         1,963,346
Long-term debt (Note 4)....................................................       21,033,717        17,916,770
                                                                                 -----------       -----------
    Total liabilities......................................................       33,305,865        31,616,708
                                                                                 -----------       -----------

CONTINGENCIES (Note 13)....................................................
STOCKHOLDERS' EQUITY:
Voting Preferred Stock, par value $.01 per share, 750 shares authorized,
    no shares issued and outstanding.......................................                -                 -
Common stock, $.01 par value, 10,000,000 shares authorized; 4,423,595 and 4,392,700 shares issued at December 31, 2000 and 1999
    respectively...........................................................           44,039            43,927
Class B common stock, $.01 par value, 750,000 shares authorized;
    512,989 shares issued and outstanding at December 31, 2000
    and 1999...............................................................            5,130             5,130
Additional paid-in capital.................................................       11,784,084        11,607,695
Retained earnings..........................................................       14,547,001        14,225,154
Accumulated other comprehensive income.....................................       (1,513,407)         (503,445)
                                                                                 -----------       -----------
                                                                                  24,866,847        25,378,461
Less 374,746 and 353,346 treasury shares of common stock, at cost at
    December 31, 2000 and 1999 respectively................................       (1,771,491)       (1,633,171)
                                                                                 -----------       -----------
                                                                                  23,095,356        23,745,290
                                                                                 -----------       -----------
    Total liabilities and stockholders' equity.............................      $56,401,221       $55,361,998
                                                                                 ===========       ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                            CFC INTERNATIONAL, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                                 December 31,
                                                               ------------------------------------------------
                                                                  2000               1999              1998
                                                                  ----               ----              ----
Net sales..................................................    $68,239,646        $66,147,299       $51,047,399
Cost of goods sold.........................................     46,136,094         44,714,285        31,914,511
                                                               -----------        -----------       -----------
Gross profit...............................................     22,103,552         21,433,014        19,132,888
                                                               -----------        -----------       -----------
Marketing and selling expenses.............................      7,953,221          7,048,868         5,544,129
General and administrative expenses........................      8,853,295          7,689,424         4,871,277
Research and development expenses..........................      2,744,787          2,021,555         1,585,458
International consolidation expense........................        768,000                  -                 -
                                                               -----------        -----------       -----------
                                                                20,319,303         16,759,847        12,000,864
Operating income...........................................      1,784,249          4,673,167         7,132,024
Other expenses (income):
     Interest..............................................      1,336,022          1,029,755           569,573
     Miscellaneous expense (income)........................        (53,609)           475,881           311,823
                                                               -----------        -----------       -----------
                                                                 1,282,413          1,505,636           881,396
                                                               -----------        -----------       -----------
Income before income taxes and minority interest...........        501,836          3,167,531         6,250,628
Provision for income taxes (Note 5)........................        179,989            922,219         2,259,607
                                                               -----------        -----------       -----------
                                                                   321,847          2,245,312         3,991,021
Minority interest in income of CFC Applied Holographics....              -                  -          (343,029)
                                                               -----------        -----------       -----------
Net income.................................................    $   321,847        $ 2,245,312       $ 3,647,992
                                                               ===========        ===========       ===========
Basic earnings per share (Note 11):
     Net income per share..................................    $      0.07        $      0.49       $      0.82
Diluted earnings per share (Note 11):
     Net income per share..................................    $      0.07        $      0.49       $      0.80


   The accompanying notes are an integral part of the consolidated financial statements.

                            CFC INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             December 31,
                                                                           ------------------------------------------------
                                                                               2000              1999              1998
                                                                               ----              ----              ----
Cash flow from operating activities:
     Net income.....................................................       $   321,847       $ 2,245,312       $ 3,647,992
       Adjustments to reconcile net income to net cash provided
         by operating activities:
           Depreciation and amortization............................         4,129,701         3,233,021         1,976,173
           Deferred income taxes....................................        (1,134,980)         (715,218)          (91,667)
           Minority interest in CFC Applied Holographics............                 -                 -           343,029
           Changes in assets and liabilities:
             Accounts receivable....................................           (43,514)          868,925        (1,204,670)
             Inventories............................................        (1,230,074)        1,248,918         1,139,256
             Employee receivable....................................                 -            (2,937)          108,367
             Prepaid expenses and other current assets..............         1,605,694        (1,112,672)         (178,732)
             Accounts payable.......................................            55,346        (2,255,535)         (906,094)
             Accrued bonus..........................................           (24,185)         (371,779)          476,446
             Accrued vacation.......................................            36,913            58,462           254,684
             Accrued expenses and other current liabilities.........        (1,650,641)         (101,028)          603,856
                                                                           -----------       -----------       -----------
Net cash provided by operating activities...........................         2,066,107         3,095,469         6,168,640
                                                                           -----------       -----------       -----------
Cash flows from investing activities:
     Additions to property, plant and equipment.....................        (3,757,789)       (2,957,717)       (2,049,902)
     Cash invested in acquired business.............................                 -        (4,090,210)                -
     Cash paid to acquire worldwide holographic business rights.....        (3,532,659)                -                 -
                                                                           -----------       -----------       -----------
Net cash used in investing activities...............................        (7,290,448)       (7,047,927)       (2,049,902)
                                                                           -----------       -----------       -----------
Cash flows from financing activities:
     Proceeds from Oeser term loan..................................                 -         4,457,100                 -
     Repayments of Oeser term loan..................................                 -        (8,055,000)                -
     Proceeds from revolving credit agreements......................         2,650,000         5,321,313           127,530
     Repayments of revolving credit agreements......................        (1,150,000)                -                 -
     Proceeds from term loans.......................................         3,938,816                 -         2,625,000
     Repayment of term loans........................................        (1,750,577)         (811,008)       (1,991,005)
     Repayment of IRB...............................................          (200,250)         (200,250)         (200,250)
     Repayment of capital lease.....................................           (42,065)         (187,601)          (70,596)
     Minority interest payments.....................................                 -                 -                99
     Proceeds from issuance of common stock.........................            64,514            72,049            86,369
     Distributions to stockholders..................................                 -                 -          (645,495)
     Repurchase of shares...........................................          (138,320)         (242,000)         (445,120)
                                                                           -----------       -----------       -----------
Net cash provided (used in) by financing activities.................         3,372,118           354,603          (513,468)
                                                                           -----------       -----------       -----------
Effect of exchange rate changes on cash and cash equivalents........           242,105            72,249           (11,745)
                                                                           -----------       -----------       -----------

Increase (decrease) in cash and cash equivalents....................        (1,610,118)       (3,525,606)        3,593,525

Cash and cash equivalents:
     Beginning of period............................................         1,908,989         5,434,595         1,841,070
                                                                           -----------       -----------       -----------
     End of period..................................................       $   298,871       $ 1,908,989       $ 5,434,595
                                                                           ===========       ===========       ===========


   The accompanying notes are an integral part of the consolidated financial statements.

                            CFC INTERNATIONAL, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                         Accumu-
                                                                                         lated
                                                                                          other                        Total
                                                   Class B    Additional                 compre-                       stock
                                          Common    common     paid-in     Retained      hensive        Treasury      holders'
                                           stock    stock      capital     earnings       income          stock       equity
                                           -----    -----      -------     --------       ------          -----       ------
Balance at December 31, 1997..........    $42,182   $5,182   $10,464,985  $ 8,331,850  $   (86,160)   $  (190,713)  $18,567,326

Comprehensive income:
   Net income.........................                                      3,647,992                                 3,647,992
   Foreign currency translation
     adjustment.......................                                                    (130,692)                    (130,692)
                                          -------   ------   -----------  -----------  -----------    -----------   -----------
Total comprehensive income............                                      3,647,992     (130,692)                   3,517,300
Employee stock purchases..............         82                 86,281                                                 86,363
Exercise of options...................         17                     88                                                    105
Repurchase of shares..................                                                                 (1,200,458)   (1,200,458)
                                          -------   ------   -----------  -----------  -----------    -----------   -----------
Balance at December 31, 1998..........     42,281    5,182    10,551,354   11,979,842     (216,852)    (1,391,171)   20,970,636

Comprehensive income:
   Net income.........................                                      2,245,312                                 2,245,312
   Foreign currency translation
     adjustment.......................                                                    (286,593)                    (286,593)
                                          -------   ------   -----------  -----------  -----------    -----------   -----------
Total comprehensive income............                                      2,245,312     (286,593)                   1,958,719
Employee stock purchases..............         94                 71,955                                                 72,049
Shares issued for Oeser acquisition...      1,000                876,600                                                877,600
Restricted shares issued..............        500                107,786                                                108,286
Repurchase of shares..................                                                                   (242,000)     (242,000)
Reclassify shares.....................         52      (52)                                                                   -
                                          -------   ------   -----------  -----------  -----------    -----------   -----------
Balance at December 31, 1999..........     43,927    5,130    11,607,695   14,225,154     (503,445)    (1,633,171)   23,745,290
Comprehensive income:
   Net income.........................                                        321,847                                   321,847
   Foreign currency translation
     adjustment.......................                                                  (1,009,962)                  (1,009,962)
                                          -------   ------   -----------  -----------  -----------    -----------   -----------
Total comprehensive income............                                        321,847   (1,009,962)                    (688,115)
Employee stock purchases..............        112                 64,402                                                 64,514
Repurchase of shares..................                                                                   (138,320)     (138,320)
Vesting of restricted shares issued...                           111,987                                                111,987
                                          -------   ------   -----------  -----------  -----------    -----------   -----------
Balance at December 31, 2000..........    $44,039   $5,130   $11,784,084  $14,547,001  $(1,513,407)   $(1,771,491)  $23,095,356
                                          =======   ======   ===========  ===========  ===========    ===========   ===========


   The accompanying notes are an integral part of the consolidated financial statements.

                            CFC INTERNATIONAL, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  Nature of Business and Significant Accounting Policies

Nature of business and principles of consolidation. CFC International, Inc. (the "Company") formulates, manufactures and sells chemically complex, multi-layered functional coatings and sophisticated holographic technologies. Its customers are primarily companies in the consumer products and medical supply industries. One pharmaceutical customer accounted for approximately 9, 8, and 11 percent of net sales during 2000, 1999 and 1998, respectively. The Company has no significant concentrations of credit risk.

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

Fair value of financial instruments. As of December 31, 2000, 1999, and 1998, the carrying amount of the Company's financial instruments approximates their estimated fair value based upon market prices for the same or similar type of financial instrument.

Comprehensive income. In accordance with Statement of Financial Accounting Standards SFAS No. 130, the Company reports comprehensive income and its components in the Statement of Stockholders' Equity.

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

Other Assets. Other assets include $1.5 million which represents the excess of cost over the fair value of net assets of businesses acquired at December 31, 2000 and 1999, and $3.6 million represents the acquisition of certain holographic worldwide rights at December 31, 2000 (Note 2). Accumulated amortization amounted to $895,301 and $529,954 at December 31, 2000 and 1999, respectively. Amortization expense was $365,347, $159,837, and $160,117 in 2000, 1999, and 1998, respectively. Intangibles are amortized on a straight-line basis over periods of up to 15 years.

Statement of cash flows.


                           SUPPLEMENTAL DISCLOSURES

                                                        For Year Ended December 31,
                                                  ----------------------------------------
                                                     2000            1999         1998
                                                     ----            ----         ----
Cash paid during the year for:
  Interest paid................................   $1,336,529     $ 1,088,092    $  471,270
  Income taxes paid............................    1,005,580       2,180,755     1,511,000
Non-cash investing and financing activities:
  Assumption of debt and issuance of
   securities for acquisition..................            -      16,800,000             -

Note 2.  Acquisitions

On March 19, 1999, the Company acquired substantially all of the assets and assumed substantially all of the liabilities of Oeserwerk KG for approximately $20.8 million including cash, issuance of common shares, direct costs and assumption of debt. Oeserwerk formulates and manufactures chemically complex, multi-layered functional coatings including printed woodgrain patterns, simulated metal and pigmented products for the graphics and bookbinding industries. The total purchase price, plus liabilities assumed was allocated $9.4 million to property, plant, and equipment and $11.4 million to net current assets. Severance liabilities of $0.6 million were recorded in connection with the Oeser acquisition, all of which have been paid. The Company financed the acquisition with $4.1 million cash and the issuance of 100,000 shares of restricted common stock. In addition, the Company assumed approximately $10.0 million of Oeserwerk's debt. The Company also incurred approximately $800,000 of fees associated with the acquisition. The results of operations of Oeserwerk have been included in the accompanying consolidated financial statements since March 19, 1999.

The following summarized unaudited pro forma financial information for the twelve months ended December 31, 1999 assumes the acquisition had occurred on January 1 (in 000's).

                                              1999
                                              ----
          Net sales.....................     $69,480
          Net income....................       1,193
          Earnings per share:
            Diluted.....................     $  0.27

The pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented, does not reflect any benefits for actions taken subsequent to the acquisition, and is not intended to be a projection of future results.

Additionally, during fiscal year 2000, the Company acquired the worldwide rights of the holographic technology of its former joint venture partner Applied Holographics PLC for $3.6 million. The acquisition of these rights was financed by a nine-month non-interest installment note issued by the Company, and $400,000 in cash. The note was paid in September 2000. The rights are being amortized on a straight-line basis over a 15-year period.

Note 3.  Property, Plant and Equipment

Property, plant and equipment consist of the following:

                                                    December 31,
                                            ----------------------------
                                                                            Estimated
                                                2000            1999       Useful Life
                                                ----            ----       -----------
Land.....................................   $  2,481,650    $  3,233,422
Building.................................      6,125,560       5,800,835     25 years
Machinery and manufacturing equipment....     32,580,025      29,071,085     10 years
Furniture and office equipment...........      4,199,716       3,941,089     10 years
Construction in process..................        532,599         392,831
                                            ------------    ------------
                                              45,919,550      42,439,262
Less - Accumulated depreciation..........    (19,517,185)    (15,881,085)
                                            ------------    ------------
                                            $ 26,402,365    $ 26,558,177
                                            ============    ============

Note 4.  Long-Term Debt and Other Liabilities

Long-term debt consists of the following:

                                                 December 31,
                                        -----------------------------
                                            2000             1999
                                            ----             ----
Revolver............................    $ 1,500,000       $         -
Illinois Revenue Bonds..............      3,205,000         3,395,297
Term Loan "A".......................      2,492,762         2,543,542
Term Loan "B".......................     13,270,685        10,919,438
Convertible Subordinated Note.......      2,000,000         2,333,333
Capital Leases......................        224,692           518,834
Note Payable........................        774,052         1,117,613
Other...............................        950,699           201,394
                                        -----------       -----------
                                         24,417,890        21,029,451
Less - Current portion..............      3,384,173         3,112,681
                                        -----------       -----------
                                        $21,033,717       $17,916,770
                                        ===========       ===========

Illinois Industrial Development Revenue Bonds. The Company received $4,005,000 of proceeds from the issuance of the bonds on June 20, 1996. The proceeds were used to fund the Company's 15,000 square foot addition to its primary production facility and the purchase of a new printing press for printed products.

The bonds bear interest at rates, which are determined by the market and are reset weekly by the remarketing agent for the bonds. The maximum annual rate of interest that the bonds will bear is 12%. The annual rate of interest was 4.24% and 3.65% at December 31, 2000 and December 31, 1999. Annual principle payments of $200,250 began in 1997 and will continue through 2007. The balance of $1,802,250 is due and payable when the bonds mature on June 1, 2008.

Term Loans. Term Loan "A" is payable in monthly principal and interest installments of $20,431 with a final principal payment of $2,287,412 due at maturity. Interest is payable monthly at a fixed rate of 7.05%. This term loan matures on November 1, 2003.

Term Loan "B" consists of a revolver and several loans, all associated with the Company's acquisition of Oeserwerk KG (see Note 2). The revolver expires on April 15, 2004, and interest is payable monthly at a fixed rate of 6.0%. The various loans have quarterly interest payable at their respective fixed interest rates ranging from 5.0% to 9.0%. These loans contain covenants that include financial tests.

Additionally, included in Term Loan "B" are proceeds of a $3.2 million note received on September 6, 2000 associated with the Company's purchase from its former joint venture partner the of the worldwide rights to market holographic products (see Note 2). This loan is payable in monthly principal and interest installments of $77,573. Interest is payable monthly at a fixed rate of 9.09%. This portion of Term Loan "B" matures on September 18, 2005.

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

Revolving Credit Arrangements. The Company and its subsidiaries have various revolving credit arrangements that provide for maximum borrowings of approximately $16 million. Interest under the credit agreements range from prime to 2.0% over certain bank established base rates. The revolving credit arrangements expire at various dates beginning in 2001. Under the main credit line, the Company is required to pay a quarterly fee for the unused portion at an amount equal to .25% times the daily average of the unused portion. Such payments in 2000, 1999, and 1998 were not significant.

The credit agreements contain covenants which, among other things, restrict new indebtedness and dividend declarations, and prohibit net losses. The borrowings are collateralized by substantially all of the Company's assets.

Other. Other includes $738,616 representing the settlement of a sales tax dispute reached in the fiscal year ended December 31, 2000. Such amount is payable in sixty monthly installments of $12,313 through December 31, 2005, plus interest at 9.0%.

Aggregate minimum principal payments for all long-term debt, excluding capital lease obligations, as of December 31, 2000 are as follows:

          2001.............................     $ 3,384,173
          2002.............................       4,455,147
          2003.............................       5,258,347
          2004.............................       1,046,625
          2005.............................         849,206
          Thereafter.......................       9,424,392
                                                -----------
                                                $24,417,890
                                                ===========

Note 5.  Income Taxes

The income tax provision (benefit) consists of the following:

                                     For Year Ended December 31,
                              ------------------------------------------
                                 2000           1999            1998
                                 ----           -----           ----
Current:
  Federal................     $   724,332     $1,266,583      $1,742,970
  State..................         153,576        255,097         406,356
  Foreign................         437,062        115,757         201,948
Deferred.................      (1,134,981)      (715,218)        (91,667)
                              -----------     ----------      ----------
                              $   179,989     $  922,219      $2,259,607
                              ===========     ==========      ==========

The provisions for income taxes differ from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to income before income taxes and minority interest as a result of the following differences:

                                          2000      1999      1998
                                         Actual    Actual    Actual
                                         ------    ------    ------
Statutory U.S. tax rates                  34.0%     34.0%     34.0%
Differences in rates resulting from:
  State and local taxes                    4.8%      4.4%      4.3%
  Effect of foreign tax rates             (4.8%)    (4.6%)     0.0%
  Other, net                               2.0%     (4.7%)    (2.1%)
                                          ----      ----      ----
Effective tax rate                        36.0%     29.1%     36.2%
                                          ====      ====      ====

Deferred tax liabilities (assets) result from the following:

                                                         December 31,
                                                         ------------
                                                     2000           1999
                                                     ----           ----
Depreciation..................................    $ 2,199,995    $1,940,637
Other, net (primarily reserves and accruals)..     (1,261,256)     (795,675)
Foreign net operating loss carryforward.......     (1,547,639)     (618,882)
                                                  -----------    ----------
                                                  $  (608,900)   $  526,080
                                                  ===========    ==========

Foreign net operating loss carryforwards may be carried forward indefinitely.

Note 6.  Business Segment and International Operations

The Company has adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." The Company and its subsidiaries operate in a single business segment, which is the formulating and manufacturing of chemically-complex, multi-layered functional coatings. The Company produces five primary types of coating products. Sales of these products (in millions) were as follows:

                                  2000       1999       1998
                                  ----       ----       ----
Holographic Products.........    $13.2      $10.4      $ 8.9
Printed Products.............     17.5       17.5       18.2
Pharmaceutical Products......      8.9        9.1        8.9
Security Products............      7.9        8.8       10.1
Simulated Metal and Other
  Pigmented Products.........     20.7       20.3        4.9
                                 -----      -----      -----

Total........................    $68.2      $66.1      $51.0
                                 =====      =====      =====

The following is sales and long-lived asset information by geographic area as of and for the years ended December 31:

                                      Sales                                 Net Fixed Assets
                   --------------------------------------------       ----------------------------
                       2000           1999             1998              2000             1999
                       ----           ----             ----              ----             ----
United States      $34,808,537     $33,385,384      $35,919,399       $16,209,501      $15,509,701
Germany             12,860,017      15,045,505                -        10,016,319       10,772,735
Other Foreign       20,571,092      17,716,409       15,128,000           176,545          275,741
                   -----------     -----------      -----------       -----------      -----------
                   $68,239,646     $66,147,298      $51,047,399       $26,402,365      $26,558,177
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

Note 7.  International Operations and Export Sales

The Company has divisions in Europe and Asia. The following data in U.S. dollars, relative to the subsidiaries, is included in the accompanying financial statements as of and for the year ended December 31:

Europe

                           2000             1999              1998
                           ----             ----              ----
Assets...............   $15,653,695      $21,845,393       $1,997,537
Liabilities..........    12,021,024       14,686,398          410,087
Net sales............    27,407,372       24,549,859        7,118,662
Net income/(loss)....      (839,484)        (429,142)         507,238

Asia

                           2000             1999              1998
                           ----             ----              ----
Assets...............   $  914,879       $  447,881        $  140,323
Liabilities..........      179,304          176,630            33,661
Net sales............    1,225,358        1,154,671         1,024,530
Net loss.............     (382,013)        (117,673)         (207,228)

Export sales from U.S. operations amounted to $7,841,313, $7,057,142 and $6,984,808 in 2000, 1999 and 1998, respectively.

Note 8.  Profit Sharing Plan

The Company maintains a profit sharing/401(K) plan for the benefit of all eligible employees, as defined under the plan agreement. Eligible employees may also contribute up to 18% of their compensation to the plan subject to the maximum deferral limitations established by the IRS. Employee contributions are matched by the Company at the rate of 50% on the first 4% of the employee's contribution. As a part of the 401(K) the Company can determine a discretionary profit sharing amount. The Company had no discretionary profit sharing expense for the three years presented. The Company incurred approximately $174,100, $97,500 and $105,000 of 401(K) matching expense during 2000, 1999 and 1998, respectively.

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

Common stock and Class B common stock have identical rights and privileges except for voting and conversion rights. Class B common stock is nonvoting, and is convertible at any time into an equal number of shares of common stock except that the conversion option is not available to any Class B common stockholder affiliated with the Company's principal common stockholder. During 2000, 1999 and 1998, there were zero, 5,180, and zero shares, respectively, of Class B common stock converted into an equal number of shares of common stock.

Note 10.  Stock Plans

Stock Option Plan. The Company's stockholders approved a Stock Option Plan (the "1995 Plan") in August 1995, which provides for the grant of non-qualified stock options to employees and directors of the Company and its subsidiaries. The Company's stockholders approved the Stock Option Plan ("2000 Plan") in April 2000. A total of 150,000 shares of common are reserved for the 2000 Plan, subject to anti-dilution and adjustment provisions. A total of 400,000 shares of common stock are reserved for issuance under both plans, subject to anti-dilution and adjustment provisions. No options may be granted under the 1995 Plan after August 15, 2005, and no options may be granted under the 2000 Plan after November 6, 2009. If an option expires or is terminated or canceled unexercised, the shares related to such options are returned to the total shares reserved for issuance. The Plans are administered by a committee appointed by the Board of Directors, which determines the term of each option, option price, and number of shares for which each option is granted.

All options have terms of ten years, and employee options generally vest over a period of four years. Options granted in connection with the Executive Performance Plan ("Performance Plan") vest at 8 years unless certain Company performance criteria are achieved. The range of exercise prices for options under the 1995 Plan at December 31, 2000 is $5.25 to $15.25, with a weighted average remaining contractual life of 7.6 years.

Stock option activity in 2000, 1999 and 1998 for the Plan is summarized below:

                                                   2000                        1999                       1998
                                         ------------------------    ------------------------    ------------------------
                                                        Average                     Average                     Average
                                          Shares     Option Price     Shares     Option Price     Shares     Option Price
                                          ------     ------------     ------     ------------     ------     ------------
Beginning balance                         247,871       $11.11        167,571        $11.87       174,783       $11.86
Granted                                    92,000         6.28         89,800          9.43        38,810        11.47
Cancelled                                (178,777)        9.38
Forfeited                                 (11,000)        9.60         (9,500)        11.54       (44,354)       11.92
Exercised                                       -            -              -             -        (1,668)         .06
                                                                                     ------       -------
Ending Balance                            150,094       $ 7.45        247,871        $11.11       167,571       $11.87
                                         ========       ======        =======        ======       =======       ======

Options exercisable at year end            81,116       $11.32         60,404        $11.52        46,768       $11.54
                                         ========       ======        =======        ======       =======       ======
Average fair value of options
 outstanding at the end of the year                     $ 5.17                       $ 5.70                     $ 6.04
                                                        ======                       ======                     ======

Director Stock Option Plan. In August 1995, the Company's stockholders approved a Director Stock Option Plan (the "DSOP"), which is administered by the Board of Directors. Options may be granted under the DSOP only to non-employee directors of the Company. A total of 50,000 shares of common stock are reserved for issuance under the DSOP, subject to anti-dilution and other adjustment provisions. An option to purchase 10,000 shares of the Company's stock was granted to each of the three non-employee directors of the Company effective upon the closing of the initial public offering at an exercise price equal to the initial public offering price of $9.50 per share. The term of each option is ten years subject to earlier termination if the optionee's service as a director terminates. Each option becomes exercisable with respect to 25% of the shares upon expiration of each successive twelve-month period after the date of grant. The range of exercise prices for options under the DSOP at December 31, 2000 is $5.81 to $9.50, with a weighted average remaining contractual life of 6.05 years. In April 2000, the Company's shareholders approved a new stock option plan for non-employee directors of the Company (the new "DSOP"). A total of 50,000 shares of common stock are reserved for issuance under the new DSOP, subject to anti-dilution and other adjustment provisions. Each additional non-employee director elected to the Company's Board of Directors will be granted an option to purchase 10,000 shares of common stock upon election, at the fair market value at the date of such grant. In addition, the non-employee directors re-elected to the Board at the April 2000 annual meeting of shareholders were granted an option to purchase 2,500 shares of common stock. The terms of the option granted are similar to the terms of the grants under the DSOP. Stock option grants may also be made to non-employee directors from time to time as determined by the Board of Directors, provided that such grants are approved or ratified by an affirmative vote of the majority of the Company's stockholders, no later than the date of the next annual meeting.

Stock option activity in 2000, 1999 and 1998 for the DSOP is summarized below:

                                                2000                   1999                    1998
                                         ------------------      ------------------       ------------------
                                                    Average                 Average                  Average
                                                     Option                  Option                   Option
                                          Shares     Price        Shares     Price         Shares     Price
                                          ------    -------       ------    -------        ------    -------
Beginning balance.....................    50,000    $  8.67       40,000    $  9.31        40,000    $  9.31
Granted...............................         -    $     -       10,000    $  6.13             -          -
                                         -------    -------      -------    -------       -------    -------
Ending balance........................    50,000    $  8.67       50,000    $  8.67        40,000    $  9.31
                                         =======    =======      =======    =======       =======    =======

Options exercisable at year end.......    40,000    $  8.67       35,000    $  9.39        25,000    $  9.43
                                         =======    =======      =======    =======       =======    =======
Average fair value of options
  outstanding at the end of the year..              $  3.93                 $  3.93                  $  3.82
                                                    =======                 =======                  =======

All options granted under the Plans and the DSOPs have exercise prices equal to the fair market value of the shares on the date of grant.

The fair value of each option granted is estimated at the date of the grant using the Black-Scholes option-pricing model utilizing expected volatility calculations based on historical data of companies with similar structure and volatility over a period commensurate to the expected term of the options (25% to 44%) and risk free rates based on U.S. government strip bonds on the date of the grant with maturities equal to the expected option term (5.16% to 6.74%). The expected lives were determined to be 6 years for employee options and 9.5 years for options under the Performance Plan (see above) and dividends are assumed to be zero.

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

                                                   2000     1999       1998
                                                   ----     ----       ----
Proforma net income (dollars in thousands)....    $ 349    $2,067    $3,500
Proforma earnings per share (basic)...........    $0.08    $ 0.45    $ 0.80
Proforma earnings per share (diluted).........    $0.08    $ 0.45    $ 0.78

The effects of applying SFAS 123 on the above pro-forma information are not indicative of future amounts, as such amounts are likely to be affected by the number of grants awarded.

Employee Stock Purchase Plan. In August 1995, the Company's stockholders approved an Employee Stock Purchase Plan (the "Stock Purchase Plan") which is administered by a committee appointed by the Board of Directors at December 31, 1999. Pursuant to the Stock Purchase Plan, 100,000 shares of common stock are reserved for issuance, which may be offered for sale to employees through annual options to be granted in the five-year period commencing January 1, 1996.
During 2000, 1999 and 1998 respectively, 10,565, 9,400 and 8,243 shares of common stock were issued pursuant to the Stock Purchase Plan. The Stock Purchase Plan is intended to qualify as an "employee stock purchase plan" under
Section 423 of the Internal Revenue Code. Generally, all persons who have been employed by the Company on a full-time basis for at least six months, except holders of more than 5% of the Company's common stock, are eligible to participate in the Stock Purchase Plan. The Stock Purchase Plan permits eligible employees to purchase common stock (which may not exceed the lesser of $10,000 or 10% of an employee's compensation), at 95% of the fair market value of the common stock at the grant date or purchase date, whichever is less. The shares are purchased automatically at the end of the quarter for such number as may be purchased with the accumulated payroll deductions of the employee on that date. Employees may terminate their participation in the Stock Purchase Plan at any time and participation automatically ends upon termination of employment with the Company. The Stock Purchase Plan will terminate at any time upon the discretion of the Board of Directors or when the participating employees become entitled to purchase a number of shares equal to the number of shares remaining.

Note 11.  Earnings per Share

                                                2000                          1999                            1998
                                                ----                          ----                            ----
                                                            Per                              Per                             Per
                                     Income      Shares    Share     Income      Shares     Share     Income      Shares    Share
                                     ------      ------    -----     ------      ------     -----     ------      ------    -----
Basic Earnings per Share:
Income available to Common
  Stockholders...................   $321,539   4,568,318   $0.07   $2,245,312   4,546,015   $0.49   $3,647,992   4,453,870  $0.82

Effect of Dilutive Securities:
  Options exercisable............                  3,961                            2,533                            5,254
  Convertible debt...............                                      93,000     176,038              105,000     202,381
                                    --------   ---------   -----   ----------   ---------   -----   ----------   ---------  -----
Diluted Earnings per Share.......   $321,539   4,572,279   $0.07   $2,338,312   4,724,586   $0.49   $3,752,992   4,661,505  $0.80
                                    ========   =========           ==========   =========           ==========   =========

Note 12.  CFC Applied Holographics

Effective October 1, 1998, the Company bought the remaining 25% owned by the joint venture partner of CFC Applied Holographics, a partnership formed to manufacture and market holograms. The Company agreed to pay the joint venture partner it's minority interest in the amount of $1,548,103 on a quarterly basis over 4 years.

Note 13.  Commitments and Contingencies

The Company's former parent has been named by government environmental agencies as a "potentially responsible party" with respect to a waste disposal site. The former parent and other potentially responsible parties have entered into a settlement agreement with such agencies that provides for the remediation of the site, estimated to cost approximately $40 million, based upon currently available facts. While the Company has been named a potentially responsible party, the former parent and the Company have reached an agreement whereby the former parent and the Company will share equally in 0.7% (or .35% each) of the total cost of remediation that is ultimately determined to be attributed to waste produced by the Company's former parent. Additionally, the Company and nineteen other parties were defendants in litigation filed by another party at the same site seeking reimbursement for some portion of the $1 million spent for clean up outside of the aforementioned settlement. The Company paid $4,000 in full settlement of this suit in 1995. In 1992, the Company recorded a liability of $300,000 related to these matters, of which approximately $50,000 was paid in 1996. It is management's opinion, based upon investigation of the quantities and types of waste and the other parties involved, that the Company's share of any liability will not substantially exceed the accrual of $140,937 at December 31, 2000. The adequacy of this reserve is reviewed periodically as more definitive information becomes available.

During fiscal 2000, the Company reached a settlement with the State of Illinois relating to sales tax owed on purchases for the period 1992 to 1999. Pursuant to the terms of the settlement, the Company agreed to pay $738,616 plus interest evenly over a five-year period. Accruals for this matter had been established in prior years and under the terms of the settlement such accruals were reclassified to long-term liabilities (Note 4).

At December 31, 2000, the Company has non-cancelable operating leases for which future minimum rental commitments are estimated to total $1,294,316, including $274,553 in 2001, $415,620 in 2002, $215,655 in 2003, $203,325 in 2004, and
$185,163 thereafter. Rental expense under operating leases totaled $173,426 in 2000 and $626,850 in 1999.

Note 14. Selected quarterly financial data (unaudited), in thousands, except per share data

                                                                     Quarter Ended
                                   ---------------------------------------------------------------------------------
                                    Dec. 31   Sept. 30    June 30   Mar. 31   Dec. 31    Sept. 30  June 30   Mar. 31
                                      2000      2000       2000       2000      1999       1999      1999      1999
                                    -------   --------    -------   -------   -------    --------  -------   -------
Revenues.........................   $14,900    $17,281    $17,801   $18,258   $17,672    $17,504   $17,967   $13,004
Gross profit.....................     3,441      5,155      6,625     6,883     4,867      6,018     5,807     4,741
Operating income (loss)..........    (1,042)      (324)     1,441     1,710      (353)     1,389     1,650     1,581
Net income (loss)................      (777)      (443)       731       811       131        579       753       782
Basic earnings per share.........     (0.17)     (0.10)      0.16      0.18      0.03       0.13      0.17      0.17
Diluted earnings per share.......     (0.17)     (0.10)      0.15      0.18      0.03       0.13      0.16      0.17

The fourth quarter of 1999 includes a benefit for income resulting from net losses from operations, and the reversal of tax provisions previously provided for operations incurring net losses for the year. The third and fourth quarters of 2000 include benefits for income taxes resulting from net losses from operations, and the reversal of tax operations previously provided for operations incurring net losses for the year.

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

Officers

Set forth below are the names of the executive officers and officers, of the Company and its subsidiaries, their ages at December 31, 2000, the positions they hold with the Company or its subsidiaries, and summaries of their business experience. Executive officers and officers, of the Company are elected by and serve at the discretion of the Board of Directors of the Company.

          Name               Age                  Position
          ----               ---                  --------
Roger F. Hruby...........    65    Chairman of the Board of Directors, Chief
                                    Executive Officer

Richard L. Garthwaite....    50    President, Chief Operating Officer and
                                    Director

Dennis W. Lakomy.........    55    Executive Vice President, Chief Financial
                                    Officer, Secretary, Treasurer and Director

Scott D. Coney...........    34    Vice President of Operations

Kurt Glaser..............    44    Senior Vice President, Sales & Marketing

William A. Herring.......    53    Senior Vice President of Research and
                                    Development

Robert E. Jurgens........    59    Senior Vice President, International Sales

Mark A. Lamb.............    49    Vice President and General Manager - Security
                                    Printing

Peter C. McGillivray.....    55    Managing Director - United Kingdom Operations

Craig D. Newswanger......    48    Vice President of Research & Development -
                                    Holographics

Jeffrey E. Norby.........    44    Vice President and Controller

Florian Oeser............    40    Managing Director - German Operations

Toshio Ohnuma............    44    Managing Director - Japan Operations

David Paul...............    40    Managing Director - European Operations

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

Kurt Glaser, Senior Vice President of Sales & Marketing, joined the Company in April 2000. Prior to joining the Company, Mr. Glaser served as President since 1999 of A.L. Hyde Company. He also served for 8 years at A.L. Hyde Company as Vice President, Marketing and Sales. Mr. Glaser held various National Marketing positions at G.E. Plastics over a six-year span from 1984 through 1990. Mr. Glaser earned a mechanical engineering degree from Northeastern University.

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

Robert E. Jurgens, Senior Vice President of International Sales, joined the Company in June 1987. Prior to joining the Company, Mr. Jurgens served in successive senior management positions with White Graphic Systems. Mr. Jurgens began his career with White Graphics Systems in 1966 in sales and design. Mr. Jurgens earned a bachelors degree from Indiana University.

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

Toshio Ohnuma, Managing Director of CFC Asia-Pacific joined the Company in July 12, 1999. Prior to joining the Company, Mr. Ohnuma held several sales and management positions with Dupont Japan, ICI Japan and Kuraray. Mr. Ohnuma earned an Applied Chemistry degree from Waseda University and a Masters Degree in Applied Chemistry at Waseda University Graduate School.

David Paul, Managing Director of CFC Europe joined the Company in November, 2000. Prior to joining the Company, Mr. Paul held several profit and loss senior director positions within Lyondell Europe Co., Inc. Mr. Paul earned an Applied Chemistry degree from the University of Portsmouth, a Management degree from Open University and a Masters of Business Administration from Open University.

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

           10.2  Stock Option Plan of the Company
           10.3  Director Stock Option Plan of the Company
           10.4  Employee Stock Purchase Plan of the Company
           10.5  2000 Stock Option Plan of the Company
           10.6  2000 Director's Stock Option Plan of the Company

(b)        Reports on Form 8-K

           The Company filed no Report on Form 8-K in the fourth quarter of 2000.

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

   10.1(f) Third Amendment to Amended and Restated Loan Agreement dated July 6, 2000 between the Company and LaSalle Bank National Association, and related documents (incorporated by reference to Exhibit 10.1(a) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000).

   10.1(g) Fourth Amendment to Amended and Restated Loan Agreement dated September 5, 2000 between the Company and LaSalle Bank National Association, and related documents (incorporated by reference to Exhibit 10.1(b) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000).

   10.1(h) Amendment to Reimbursement Agreement dated July 6, 2000 between CFC Europe GmbH (f/k/a Sesvenna 20. Vermogensverwaltungs GmbH) and LaSalle Bank National Association, and related documents (incorporated by reference to Exhibit 10.1(c) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000).

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

   10.6 2000 Stock Option Plan of the Company (incorporated by reference to Appendix A to the Company's Definitive Proxy Statement filed with the Commission on March 24, 2000, Commission File No. 0-27222).

   10.7 2000 Director Stock Option Plan of the Company (incorporated by reference to Appendix B to the Company's Definitive Proxy Statement filed with the Commission on March 24, 2000, Commission File No. 0-27222).

   10.8(a) CFC Applied Holographics Joint Venture Agreement dated April 1, 1992, among the Company, CFC Management, Inc., Applied Holographics PLC, and Applied Holographics, Inc., as amended, and related Partnership Agreement, Representation Agreement, and License Agreement (incorporated by reference to Exhibit 10.13 to the Company's registration statement on Form S-1, Registration No. 33-96110).

   10.8(b) CFC Applied Holographics Joint Venture Termination Agreement dated November 29, 1999 among the Company, CFC Management, Inc., Applied Holographics PLC, and Applied Holographics Inc., filed herewith.

   10.8 Purchase Agreement, dated November 18, 1994, between the Company and Baxter Healthcare Corporation (incorporated by reference to Exhibit 10.14 to the Company's registration statement on Form S-1, Registration No. 33-96110).

   10.9 Baxter Healthcare Corporation contract renewed on February 15, 1998 (incorporated by reference to Exhibit 10.6 to the Company's Report on Form 10-K for the year ended December 31, 1998).

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

   21.1        List of Subsidiaries of the Company

   23.1        Consent of Experts and Counsel

                            CFC INTERNATIONAL, INC.

                         FINANCIAL STATEMENT SCHEDULES
                SCHEDULE II  VALUATION AND QUALIFYING ACCOUNTS

                                                                       Additions     Additions
                                                       Balance at        Due To      Charged To                   Balance
                                                        Beginning      Oeserwerk      Costs and                    at end
Description                                              Of Year      Acquisition     Expenses     Deductions*     Of Year
-----------                                              -------      -----------     --------     -----------     -------
                                                                                    (in thousands)
Year Ended December 31, 1998 Allowance
for Doubtful Accounts..............................      $  612         $     -        $1,492        $(1,479)      $  625

Year Ended December 31, 1999 Allowance
for Doubtful Accounts..............................      $  625         $   668        $2,198        $(2,282)      $1,209

Year Ended December 31, 2000 Allowance
for Doubtful Accounts..............................      $1,209         $     -        $1,708        $(2,380)      $  537

_________________________
*  Deductions represent amounts written off.

                                  SIGNATURES


Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 12, 2001.


                                        CFC INTERNATIONAL, INC.


                                        By:      /s/ ROGER F. HRUBY
                                             -----------------------------------
                                             Roger F. Hruby
                                             Chairman of the Board of Directors,
                                             Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 12, 2001.

               Signature                                   Title
               ---------                                   -----

       Principal Executive Officer:


   /s/ ROGER F. HRUBY                       Chairman of the Board of Directors,
----------------------------
Roger F. Hruby                                    Chief Executive Officer


       Principal Financial Officer:


   /s/ DENNIS W. LAKOMY                      Executive Vice President, Chief
----------------------------
Dennis W. Lakomy                               Financial Officer, Secretary
                                                  Treasurer, and Director


       Principal Accounting Officer:


   /s/ JEFFREY E. NORBY                          Vice President, Controller
----------------------------
Jeffrey E. Norby

               Signature                            Title
               ---------                            -----

     A Majority of the Directors:


  /s/ ROGER F. HRUBY                              Director
------------------------------
Roger F. Hruby


  /s/ WILLIAM G. BROWN                            Director
------------------------------
William G. Brown


  /s/ ROBERT B. COVALT                            Director
------------------------------
Robert B. Covalt


  /s/ DENNIS W. LAKOMY                            Director
------------------------------
Dennis W. Lakomy


  /s/ RICHARD L. GARTHWAITE                       Director
------------------------------
Richard L. Garthwaite


  /s/ RICHARD PIERCE                              Director
------------------------------
Richard Pierce


  /s/ DAVID D. WESSELINK                          Director
------------------------------
David D. Wesselink