Form 10-Q
period 2001-03-31
CFC INTERNATIONAL INC
filed 2001-05-04
CIK 949859

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q


(Mark One)
         X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2001

                        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
         ----
                  For the transition from              to
                                          ------------    --------------

                           Commission File No. 027222

                             CFC INTERNATIONAL, INC.

                  (Exact name of Registrant as specified in its charter)

                  DELAWARE                                  36-3434526
                  ---------                                 ----------
         (State or other jurisdiction of                    (I.R.S. Employer
          incorporation or organization)                    Identification No.)

                500 State Street, Chicago Heights, Illinois 60411

         Registrant's telephone number, including
         area code:                                         (708) 891-3456



Indicated by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES  ( X )                            NO  (     )

As of May 04, 2001, the Registrant had issued and outstanding 4,061,016 shares of Common Stock, par value $.01 per share, and 512,989 shares of Class B Common Stock, par value $.01 per share.

                             CFC INTERNATIONAL, INC.

                               INDEX TO FORM 10-Q



                                                                       Page
                                                                       ----

Part I - Financial Information:

     Item 1 - Financial Statements

          Consolidated Balance Sheets - March 31, 2001
          and December 31, 2000.....................................      5

          Consolidated Statements of Income for the
          three (3) months ended March 31, 2001 and
          March 31, 2000............................................      6

          Consolidated Statements of Cash Flows for the
          three (3) months ended March 31, 2001 and
          March 31, 2000.............................................      7

          Notes to Consolidated Financial Statements.................    8-9

     Item 2 - Management's Discussion and Analysis of Financial
     Condition and Results of Operations.............................  10-12

Part II - Other Information:

     Item 6 - Exhibits and Reports on Form 8-K.......................     13

     Signatures......................................................     14

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

Some of the factors that could cause or contribute to such differences include:

o Changes in economic and market conditions that impact market growth trends or otherwise impact the demand for the Company's products and services;

o Risks inherent in international operations, including possible economic, political or monetary instability and its impact on the level and profitability of foreign sales;

o Uncertainties relating to the Company's ability to consummate its business strategy, including the unavailability of suitable acquisition candidates, or the Company's inability to finance future acquisitions or successfully realize synergies and cost savings from the integration of acquired businesses;

o Changes in raw material costs and the Company's ability to adjust selling prices;

o The Company's reliance on existing senior management and the impact of the loss of any of those persons or its inability to continue to identify, hire and retain qualified management personnel;

o Uncertainties relating to the Company's ability to develop and distribute new proprietary products to respond to market needs in a timely manner and the Company's ability to continue to protect its proprietary product information and technology;

o    The Company's reliance on a small number of significant customers;

o Uncertainties relating to the Company's ability to continue to compete effectively with other producers of specialty transferable coatings and producers of alternative products with greater financial and management resources; and

o    Control of the Company by a principal stockholder.

The risks included here are not exhaustive. We operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the impacts of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. We have no obligation to revise or update these forward-looking statements to reflect events or circumstances that arise after May 4, 2001 or to reflect the occurrence of anticipated events.

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

                                     Part I
                          Item 1. Financial Statements

                             CFC INTERNATIONAL, INC.
                         CONSOLIDATED BALANCE SHEETS AT
                      MARCH 31, 2001 AND DECEMBER 31, 2000

                                                      March 31,    December 31,
                                                        2001           2000
                                                        ----           ----
                                                     (Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents .........................  $   615,887   $   298,871
Accounts receivable, less allowance
  for doubtful accounts of $791,000
  and $537,000 at March 31, 2001 and
  December 31, 2000 respectively ..................   11,035,827    10,522,503
Inventories:
  Raw materials ...................................    3,251,991     3,379,534
  Work in process .................................    1,588,703     1,442,497
  Finished goods ..................................    5,210,108     6,251,791
                                                       ---------     ---------
                                                      10,050,802    11,073,822
Prepaid expenses and other current assets..........      182,032       313,871
Deferred income taxes..............................    2,607,789     2,806,060
                                                       ---------     ---------
  Total current assets.............................   24,492,337    25,015,127
                                                      ----------    ----------
Property, plant and equipment, net.................   25,140,572    26,402,365
Other assets.......................................    4,985,400     4,983,729
                                                       ---------     ---------
Total assets....................................... $ 54,618,309  $ 56,401,221
                                                    ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt.................. $  3,794,899  $  3,384,173
Accounts payable...................................    3,458,323     2,563,536
Accrued environmental liability....................      140,011       140,011
Accrued compensation and benefits..................    1,083,143     1,240,811
Other accrued expenses and current liabilities.....    3,171,684     2,746,457
                                                       ---------     ---------
  Total current liabilities........................   11,648,060    10,074,988
                                                      ----------    ----------
Deferred income taxes..............................    1,963,346     2,197,160
Long-term debt.....................................   18,755,734    21,033,717
                                                      ----------    ----------
  Total liabilities................................   32,367,140    33,305,865
                                                      ----------    ----------

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value, 10,000,000 shares
  authorized; 4,427,939 and 4,423,595 shares
  issued at March  31, 2001 and
  December 31, 2000 respectively...................       44,082       44,039
Class B common stock, $.01 par value,
  750,000 shares authorized; 512,989 shares
  issued and outstanding...........................        5,130        5,130
Additional paid-in capital.........................   11,831,119   11,784,084
Retained earnings..................................   14,704,700   14,547,001
Accumulated other comprehensive income.............   (2,535,293)  (1,513,407)
                                                      ----------   ----------
                                                      24,049,738   24,866,847
Less 380,596 and 374,746 treasury shares
  of common stock, at cost, at March 31, 2001
  and December 31, 2000 respectively...............   (1,798,569)  (1,771,491)
               --- ----                               ----------   ----------
                                                      22,251,169   23,095,356
                                                      ----------   ----------
  Total liabilities and stockholders' equity....... $ 54,618,309 $ 56,401,221
                                                    ============ ============




               The accompanying notes are an integral part of the
                       consolidated financial statements.

                             CFC INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000


                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                       2001           2000
                                                       ----           ----
                                                           (Unaudited)

Net sales ........................................  $16,309,842    $18,258,436
Cost of goods sold ...............................   11,283,540     11,375,060
                                                     ----------     ----------
Gross profit .....................................    5,026,302      6,883,376
                                                      ---------      ---------
Marketing and selling expenses ...................    1,770,794      2,194,357
General and administrative expenses ..............    1,927,033      2,238,091
Research and development expenses ................      629,605        741,264
                                                        -------        -------
                                                      4,327,432      5,173,712
                                                      ---------      ---------
Operating income .................................      698,870      1,709,664

Other (income) expense:
  Interest .......................................      402,046        294,435
  Miscellaneous ..................................       41,721        169,002
                                                         ------        -------
                                                        443,767        463,437
                                                        -------        -------
Income before income taxes .......................      255,103      1,246,227
Provision for income taxes .......................       97,404        435,315
                                                         ------        -------
Net income .......................................  $   157,699    $   810,912
                                                    ===========    ===========

Basic earnings per share..........................    $    0.03      $    0.18
Diluted earnings per share........................    $    0.03      $    0.18


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                             CFC INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                            2001        2000
                                                            ----        ----
                                                        (Unaudited) (Unaudited)
Cash flow from operating activities:
Net income ............................................ $  157,699  $   810,912
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation and amortization ....................  1,071,683      847,132
     Deferred income taxes ............................   (169,872)           -
     Changes in assets and liabilities:
       Accounts receivable ............................ (1,096,341)  (1,189,638)
       Inventories ....................................    551,202   (1,387,733)
       Other current assets ...........................      6,082      563,355
       Accounts payable ...............................    995,644      923,018
       Accrued compensation and benefits ..............    (52,697)     303,074
       Accrued expenses and other current liabilities..  1,008,569     (619,840)
                                                        -----------  -----------
Net cash provided by operating activities..............$ 2,471,969    $ 250,280
                                                       -----------    ---------

Cash flows from investing activities:
  Additions to property, plant and equipment..........    (557,896)    (901,045)
  Cash paid for acquired business rights..............           -     (356,206)
                                                       ------------   ----------
Net cash used in  investing activities................    (557,896)  (1,257,251)
                                                       ------------  -----------

Cash flows from financing activities:
  Proceeds from revolving loan........................     420,055            -
  Repayments of revolving loan........................    (653,063)           -
  Proceeds from term loans............................           -       90,493
  Repayments of term loans............................  (1,306,804)           -
  Repayment of capital lease..........................      (6,950)           -
  Issuance of common stock............................      19,082       16,325
  Repurchase of common stock for treasury stock.......     (27,078)           -
                                                        -----------   ----------
Net cash provided by (used in) financing activities...  (1,554,758)     106,818
                                                        -----------   ----------

Effect of exchange rate changes on cash
  and cash equivalents................................     (42,299)     197,443
                                                        -----------   ----------
Increase (decrease) in cash and cash equivalents......     317,016     (702,710)

Cash and cash equivalents:
Beginning of period...................................     298,871    1,908,989
End of Period.........................................   $ 615,887  $ 1,206,279

Non-cash financing and investing activities:
  Issuance of installment note payable for
   acquisition of business rights.....................   $       -  $ 3,240,000

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                             CFC INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000
                                   (Unaudited)


Note 1.  Basis of Presentation

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of CFC International, Inc. (the Company) as of March 31, 2001 and December 31, 2000, the results of operations for the three (3) months ended March 31, 2001 and 2000, and statements of cash flows for the three (3) months ended March 31, 2001 and 2000.

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

Results for an interim period are not necessarily indicative of results for the entire year and such results are subject to year-end adjustments and an annual independent audit.

Note 2.  Comprehensive Income

The Company's total comprehensive income was as follows:

                                              Three Months Ended March 31,
                                              ----------------------------
                                                 2001               2000
                                                 ----               ----

Net earnings................................  $  157,699         $810,912
Less:  foreign currency translation
  adjustment................................   1,021,886          260,876
                                               ---------          -------
Total comprehensive income (loss)........... ($  864,187)        $550,036
                                              ===========        ========

Note 3.  Earnings Per Share

                             March 31, 2001             March 31, 2000
                       -------------------------    ---------------------------
                                            Per                            Per
                       Income     Shares   Share    Income     Shares     Share
                       ------     ------   -----    ------     ------     -----

Basic Earnings Per
Share:
Income available to
 Common Stockholders..$157,699   4,564,693   $.03   $810,912   4,571,347   $.18
Effect of Dilutive
Securities:
 Options exercisable..               1,058                         3,397
 Convertible debt.....                                21,000     166,666
Diluted Earnings
 per Share............$157,699   4,565,751   $.03   $831,912   4,741,410   $.18

Note 4.  Purchase of Worldwide Holographic Technology Rights

On January 3, 2000, the Company exercised its option to purchase the worldwide rights to the holographic technology of Applied Holographics PLC for $3.6 million. The acquisition of these rights was financed by a nine-month non-interest bearing installment note issued by the Company and $0.4 million in cash. This installment note was paid in the third quarter of 2000.

Note 5.  Business Segments and International Operations

The Company and its subsidiaries operate in a single business segment, which is the formulating and manufacturing of chemically complex, multi-layered functional coatings. The Company produces five primary types of coating products. Sales (in millions) for each of these products for the three months ended March 31, 2001 and 2000 are as follows:

                                                              2001      2000
                                                              ----      ----
Printed Products...........................................  $ 4.7     $ 4.9

Pharmaceutical Products....................................    2.8       2.2

Security Products..........................................    1.7       1.6

Holographic Products.......................................    2.8       3.2

Specialty Pigmented and Other Simulated Metal Products.....    4.3       6.4
                                                               ---       ---
Total......................................................  $16.3     $18.3
                                                             =====     =====

The following is sales by geographic area for the three months ended March 31, 2001 and 2000 and long-lived asset information as of March 31, 2001 and December 31, 2000:

Sales (In Thousands)                         2001                      2000
                                           --------                   --------
United States                              $ 7,410                    $ 9,212
Germany                                      4,866                      4,469
Foreign                                      4,034                      4,577
                                           --------                   --------
Total                                      $16,310                    $18,258
                                           ========                   ========

Net Fixed Assets (In Thousands)              2001                      2000
(In Thousands)
                                           --------                 ---------
United States                              $15,830                    $15,869
Germany                                      9,190                     10,069
Foreign                                        121                        240
                                           --------                 ---------
Total                                      $25,141                    $26,178
                                           ========                 =========

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

                                                      Quarter Ended March 31,
                                                      -----------------------
                                                         2001          2000
                                                         ----          ----

Net sales........................................       100.0 %       100.0 %
Cost of sales....................................        69.2          62.3
Gross profit.....................................        30.8          37.7
Selling, general and administrative..............        22.7          24.2
Research and development.........................         3.9           4.1
Operating income.................................         4.3           9.4
Interest expense and other.......................         2.7           2.6
Income before taxes..............................         1.6           6.8
Provision for income taxes.......................         0.6           2.4
                                                        -------       -------
Net income.......................................         1.0 %         4.4 %
                                                        =======       =======

Quarter Ended March 31, 2001 Compared to Quarter Ended March 31, 2000
---------------------------------------------------------------------

Net sales for the quarter ended March 31, 2001 decreased 10.7% to $16.3 million, from $18.3 million for the quarter ended March 31, 2000. Holographic product sales decreased 11.2% to $2.8 million for the quarter ended March 31, 2001, compared to $3.2 million for the quarter ended March 31, 2000. This decrease was due primarily to a major packaging customer reducing inventory levels. Printed product sales decreased 4.5% to $4.7 million, from $4.9 million primarily due to the softness in the manufactured housing segment. Pharmaceutical product sales increased 30.0% to $2.8 million, from $2.2 million. Pharmaceutical product sales increased primarily as a result of a European business replenishing inventory levels that had been depleted during the fourth quarter of 2000, as compared to an inventory build-up at the end of 1999 due to the Y2K concerns; and the lowering of inventory levels in the first quarter of 2000. Security product (mag stripe, signature panels, and tipping products for credit cards and intaglio printed products) sales increased 3.5% to $1.7 million, from $1.6 million. This increase was primarily a result of an increase in intaglio printed birth certificates to a foreign government. Sales of specialty pigmented and other simulated metal products decreased 32.8% to $4.3 million, from $6.4 million, primarily due to the Company's strategic plan to eliminate lower margin, high-service products, and the negative impact of European currencies against the U.S. dollar of approximately $340,000 in this product area.

Gross profit for the quarter ended March 31, 2001 decreased 27.0% to $5.0 million, from $6.9 million for the quarter ended March 31, 2000 principally as a result of lower sales and higher material costs. The gross profit margin for the quarter ended March 31, 2001 decreased to 30.8% from 37.7% for the quarter ended March 31, 2000. The decrease in gross profit was primarily attributable to the lower sales volume and higher material costs.

Selling, general, and administrative expenses for the quarter ended March 31, 2001 decreased 16.6% to $3.7 million from $4.4 million for the quarter ended March 31, 2000. These decreases are due primarily to the company's efforts to reduce the worldwide workforce and control expenses. As a percent of net sales these costs were 22.7% for the quarter ended March 31, 2001, and 24.2% for the quarter ended March 31, 2000.

Research and development expenses for the quarter ended March 31, 2001 decreased 15.1% to $630,000 from $741,000 for the quarter ended March 31, 2000 due primarily to cost control. Research and development expenses for the quarter ended March 31, 2001 decreased as a percentage of net sales, to 3.9% from 4.1% for the quarter ended March 31, 2000. This decrease in percentage was due primarily to the reasons noted above.

Operating income for the quarter ended March 31, 2001 decreased 59.1% to $699,000, from $1.7 million for the quarter ended March 31, 2000. The decrease in operating income is due primarily to the decrease in sales and decrease in gross profit as a percentage of sales offset by a decrease of $847,000 in operating expenses. Operating income for the quarter ended March 31, 2001 decreased as a percentage of net sales to 4.3% from 9.4% for the quarter ended March 31, 2000. This decrease is due primarily to the reasons noted above.

Interest expense for the quarter ended March 31, 2001 increased 36.5% to $402,000, from $294,000 for the quarter ended March 31, 2000. This increase was due primarily to interest costs and additional borrowings primarily to fund the purchase of the Applied Holographics worldwide holographic rights.

Net income for the quarter ended March 31, 2001 decreased 80.6% to $158,000, from $811,000 for the quarter ended March 31, 2000. This decrease in net income was due primarily to the factors as discussed above.

Liquidity and Capital Resources
-------------------------------

The Company's working capital decreased by $2.1 million during the quarter. An increase of $0.3 million in cash and an increase of $0.5 million in customer receivables (resulting in large part from the stronger sales during the first quarter 2001 compared to the fourth quarter 2000, and the increase in foreign receivables where longer payment terms are common), were offset by a decrease of $1.0 million in inventories (resulting from the Company's reduction of inventory levels, a decrease of $0.3 million in prepaid and other current assets and an increase in current liabilities of $1.6 million (resulting from better cash management and repaying a term loan with revolving debt). The Company has focused additional resources and attention on reducing customer receivables and expects levels to decrease in the second quarter of 2001. Management also expects inventory levels to be consistent between the first and second quarter 2001.

At March 31, 2001, the Company had available $2.8 million against the revolving credit agreement maintained with the Company's primary bank. This agreement, which expires April 1, 2002 is uncollateralized and provides for borrowings up to $4,500,000. The Company believes that the net cash provided by operating activities and amounts available under the revolving credit agreement are sufficient to finance the Company's growth and future capital requirements.


Quantitative and Qualitative Disclosures About Market Risk
----------------------------------------------------------

The following methods and assumptions were used to estimate the fair value of each class of financial instruments held by the Company for which it is practicable to estimate that value. The carrying amount of cash equivalents approximates fair value because of the short maturity of those instruments. The estimated fair value of the Company's long-term debt approximated its carrying value at March 31, 2001 and 2000 based upon market prices for the same or similar type of financial instrument.

The Company does not use derivative financial instruments to address interest rate, currency, or commodity pricing risks.

                           Part II - Other Information

Item 6 - Exhibits and Reports on Form 8-K

     a. Exhibits

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

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on May 04, 2001.

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