Form 10-Q
period 2001-06-30
CFC INTERNATIONAL INC
filed 2001-08-06
CIK 949859

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q


(Mark One)
         X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2001

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
         ----
                  For the transition from                 to
                                           --------------    -----------------

                           Commission File No. 027222

                             CFC INTERNATIONAL, INC.

                  (Exact name of Registrant as specified in its charter)

                  DELAWARE                                    36-3434526
                  ---------                                   ----------
         (State or other jurisdiction of                   (I.R.S. Employer
          incorporation or organization)                    Identification No.)

                500 State Street, Chicago Heights, Illinois 60411

         Registrant's telephone number, including
         area code:                                        (708) 891-3456



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES ( X )             NO ( )

As of August 06, 2001, the Registrant had issued and outstanding 4,009,877 shares of Common Stock, par value $.01 per share, and 512,989 shares of Class B Common Stock, par value $.01 per share.

                             CFC INTERNATIONAL, INC.

                               INDEX TO FORM 10-Q



                                                                 Page
                                                                 ----

Part I - Financial Information:

  Item 1 - Financial Statements

    Consolidated Balance Sheets - June 30, 2001
     and December 31, 2000....................................      5

   Consolidated Statements of Income for the
     three (3) months and for the six (6)
     months ended June 30, 2001 and June 30, 2000.............      6

   Consolidated Statements of Cash Flows for the
     six (6) months ended June 30, 2001 and
     June 30, 2000............................................      7

   Notes to Consolidated Financial Statements.................  8 - 9


 Item 2 - Management's Discussion and Analysis of
   Financial Condition and Results of Operations..............10 - 13

 Item 3. - Quantitative and Qualitative Disclosures
   About Market Risks.........................................     14



Part II - Other Information:

  Item 4 - Submission of Matters to a Vote of
    Security Holders..........................................     15

  Item 6 - Exhibits and Reports on Form 8-K...................     15

  Signatures..................................................     16

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

The risks included here are not exhaustive. We operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the impacts of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. We have no obligation to revise or update these forward-looking statements to reflect events or circumstances that arise after August 6, 2001 or to reflect the occurrence of anticipated events.

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

                                     Part I
                          Item 1. Financial Statements
                             CFC INTERNATIONAL, INC.
                         CONSOLIDATED BALANCE SHEETS AT
                       JUNE 30, 2001 AND DECEMBER 31, 2000

                                                      June 30      December 31,
                                                        2001           2000
                                                        ----           ----
                                                    (Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents ....................      $ 1,097,394      $   298,871
Accounts receivable, less
  allowance for doubtful
  accounts of $791,000 and
  $537,000 at June 30, 2001
  and December 31, 2000 respectively .........       10,648,408      10,522,503
Inventories:
  Raw materials ..............................        3,343,601       3,379,534
  Work in process ............................        1,768,385       1,442,497
  Finished goods .............................        5,798,363       6,251,791
                                                    -----------      -----------
                                                     10,910,349      11,073,822
Prepaid expenses and
  other current assets .......................          534,133         313,871
Deferred income taxes ........................        2,677,990       2,806,060
                                                    -----------      -----------
  Total current assets .......................       25,868,274      25,015,127
                                                    -----------      -----------
Property, plant and equipment, net ...........       24,437,226      26,402,365
Other assets .................................        4,580,634       4,983,729
                                                    -----------      -----------
Total assets .................................      $54,886,134    $ 56,401,221
                                                    ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt ..............   $  4,541,007    $  3,384,173
Accounts payable ...............................      3,867,250       2,563,536
Accrued environmental liability ................        140,011         140,011
Accrued compensation and benefits ..............      1,370,913       1,240,811
Other accrued expenses and
  current liabilities ..........................      2,648,638       2,746,260
                                                   ------------    ------------
  Total current liabilities ....................     12,567,819      10,074,791
                                                   ------------    ------------
Deferred income taxes ..........................      1,963,346       2,197,160
Long-term debt .................................     18,159,090      21,033,717
                                                   ------------    ------------
  Total liabilities ............................     32,690,255      33,305,668
                                                   ------------    ------------
STOCKHOLDERS' EQUITY:
Common stock, $.01 par value,
  10,000,000 shares authorized;
  4,433,036 and 4,423,595 shares
  issued at June 30, 2001 and
  December 31, 2000 respectively ...............         44,330          44,236
Class B common stock, $.01 par value,
  750,000 shares authorized;
  512,989 shares issued and outstanding
                                                          5,130           5,130
Additional paid-in capital .....................     11,880,272      11,784,084
Retained earnings ..............................     14,557,773      14,547,001
Accumulated other comprehensive income..........     (2,481,236)     (1,513,407)
                                                   ------------    ------------
                                                     24,006,269      24,867,044
Less 382,431 and 374,746 treasury shares
  of common stock, at cost, at
  June 30, 2001 and December 31, 2000
  respectively .................................     (1,810,390)     (1,771,491)
                                                   ------------    ------------
                                                     22,195,879      23,095,553
                                                   ------------    ------------
  Total liabilities and stockholders' equity ...   $ 54,886,134    $ 56,401,221
                                                   ============    ============


               The accompanying notes are an integral part of the
                       consolidated financial statements.





                             CFC INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    FOR THE THREE MONTHS AND SIX MONTHS ENDED
                             JUNE 30, 2001 AND 2000


                           Three Months Ended June 30, Six Months Ended June 30,
                               2001          2000         2001         2000
                               ----          ----         ----         ----
                                  (Unaudited)               (Unaudited)

Net sales ..............   $14,614,129   $17,800,939   $30,923,971   $36,059,374
Cost of goods sold .....     9,539,788    10,633,653    20,087,449    21,415,719
Selling, general and
  administrative
  expenses .............     3,318,462     4,282,520     6,680,484     8,460,828
Research and
  development
  expenses .............       540,042       668,440     1,169,648     1,409,704
Depreciation and
  amortization .........       932,337       775,443     2,004,020     1,622,576
                           -----------   -----------   -----------   -----------
Total operating
  expenses .............    14,330,629    16,360,056    29,941,601    32,908,827
                           -----------   -----------   -----------   -----------

Operating income .......       283,500     1,440,883       982,370     3,150,547

Other expenses:
  Interest .............       408,018       242,644       810,064       537,079
  Miscellaneous ........       113,182       126,306       154,903       295,308
                           -----------   -----------   -----------   -----------
                               521,200       368,950       964,967       832,387
                           -----------   -----------   -----------   -----------
Income (loss) before
  income taxes..........      (237,700)    1,071,933        17,403     2,318,160
Provision (benefit)
  for income taxes......       (90,773)      340,514         6,631       775,829
                           -----------   -----------   -----------   -----------

Net income (loss).......     ($146,927)   $  731,419      $ 10,772   $ 1,542,331
                           ============  ===========   ===========   ===========


Basic earnings (loss)
  per share.............     ($   0.03)   $     0.16       $  0.00   $      0.34


Diluted earnings
  (loss) per share......     ($   0.03)   $     0.15       $  0.00   $      0.33


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                             CFC INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000



                                                      Six Months Ended June 30,
                                                    ----------------------------
                                                         2001          2000
                                                         ----          ----
                                                     (Unaudited)   (Unaudited)
Cash flow from operating activities:
  Net income .....................................   $    10,772    $ 1,542,331
    Adjustments to reconcile net income to
     net cash  provided by operating activities:
       Depreciation and amortization .............     2,004,020      1,622,576
       Deferred income taxes .....................      (259,447)          --
       Changes in assets and liabilities:
         Accounts receivable .....................      (393,439)    (1,911,908)
         Inventories .............................      (787,063)    (2,848,406)
         Other current assets ....................       175,276       (351,968)
         Accounts payable ........................     1,426,351      2,516,831
         Accrued compensation and benefits .......        73,559        387,905
         Accrued expenses and other
          current liabilities ....................       124,103         84,365
                                                     -----------    -----------
Net cash provided by operating activities ........   $ 2,374,132    $ 1,041,726
                                                     -----------    -----------

Cash flows from investing activities:
  Additions to property, plant and equipment .....      (825,960)    (1,138,611)
  Cash paid to acquire business rights ...........          --         (356,206)
                                                     -----------    -----------
                                                     -----------    -----------
Net cash used in investing activities ............      (825,960)    (1,494,817)
                                                     -----------    -----------

Cash flows from financing activities:
  Proceeds from term loans .......................     3,313,003           --
  Repayment of revolver ..........................    (3,570,936)          --
  Proceeds from revolver .........................     2,510,863           --
  Repayments of term loans .......................    (3,016,987)      (710,387)
  Repayment of capital lease .....................        (9,796)      (226,944)
  Repurchase of shares ...........................       (38,899)       (39,784)
  Proceeds from issuance of stock ................        40,289         31,563
                                                     -----------    -----------
Net cash used in financing activities ............      (772,463)      (945,552)
                                                     -----------    -----------

Effect of exchange rate changes
  on cash and cash equivalents ...................        22,814        804,622
                                                     -----------    -----------
Increase (decrease) in cash
 and cash equivalents ............................       798,523       (594,021)

Cash and cash equivalents:
Beginning of period ..............................       298,871      1,908,989
                                                     -----------    -----------
End of period ....................................   $ 1,097,394    $ 1,314,968
                                                     ===========    ===========


Non-cash financing investing activities:
  Issuance of installment note payable
   for acquisition of business rights............    $      --      $ 3,240,000
                                                     ===========    ===========


               The accompanying notes are an integral part of the
                       consolidated financial statements.


                             CFC INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000
                                   (Unaudited)

Note 1.  Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of the company as of June 30, 2001 and December 31, 2000, the consolidated results of operations for the three (3) months and six (6) months ended June 30, 2001 and 2000 respectively, and consolidated statements of cash flows for the six (6) months ended June 30, 2001 and 2000.

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

Note 2.  Comprehensive Income

The company's total comprehensive income was as follows:

                                                   Six Months Ended June 30,
                                                   -------------------------
                                                     2001          2000
                                                     ----          ----

Net earnings......................................  $10,772     $1,542,331
Less:  foreign currency translation adjustment.... (967,829)      (602,530)
                                                   --------       --------

Total comprehensive income (loss).................$(957,057)    $  939,801

Note 3.  Earnings Per Share
                              Six Months Ended              Six Months Ended
                               June 30, 2001                 June 30, 2000
                          ------------------------    -------------------------
                                              Per                          Per
                          Income     Shares  Share    Income     Shares   Share
                          ------     ------  -----    ------     ------   -----

Basic Earnings
 Per Share:
Income available
 to Common
 Stockholders...........  $10,772  4,563,143  $.00  $1,542,331  4,572,007  $.34
Effect of Dilutive
 Securities:
  Options exercisable...               1,029                        4,910
  Convertible debt......                                42,000    166,667
Diluted Earnings
 per Share..............  $10,772  4,564,172  $.00  $1,584,331  4,743,584  $.33

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

Note 5.  Business Segments and International Operations

The company and its subsidiaries operate in a single business segment, which is the formulating and manufacturing of chemically-complex, multi-layered functional coatings. The company produces five primary types of coating products. Sales for each of these products (in millions) for the three months ended June 30, 2001 and 2000, and the six months ended June 30, 2001 and 2000 are as follows:

                                            Three months        Six months
                                                ended              ended
                                               June 30,           June 30,
                                             ------------      --------------
                                             2001    2000      2001      2000
                                             ----    ----      ----      ----

Holographic Products ...................     $ 1.9   $ 3.7     $ 4.7     $ 6.9
Printed Products .......................       4.5     4.5       9.1       9.4
Pharmaceutical Products ................       2.5     2.4       5.4       4.6
Security Products ......................       2.0     1.7       3.7       3.3
Specialty Pigmented and Other
  Simulated Metal Products .............       3.7     5.5       8.0      11.9
                                             -----   -----     -----     -----
Total ..................................     $14.6   $17.8   $  30.9   $  36.1
                                             =====   =====     =====     =====

The following is sales by geographic area for the three months and six months ended June 30, 2001 and 2000 and long-lived asset information as of June 30, 2001 and December 31, 2000:

                                Three months ended             Six months ended
                                     June 30,                     June 30,
                              ----------------------      ----------------------
Net Sales (In Thousands)         2001          2000          2001          2000
                                 ----          ----          ----          ----

United States ..........       $ 7,012       $ 8,545       $14,422       $17,757
Germany ................         3,851         3,960         8,717         8,429
Foreign ................         3,751         5,296         7,785         9,873
                               -------       -------       -------       -------
Total ..................       $14,614       $17,801       $30,924       $36,059
                               =======       =======       =======       =======

Net Fixed Assets (In Thousands)                     06/30/01            12/31/00
                                                    --------            --------
United States ..........................             $15,463             $16,210
Germany ................................               8,864              10,016
Foreign ................................                 110                 176
                                                     -------             -------
Total ..................................             $24,437             $26,402
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


            Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Overview
--------

The company formulates, manufactures and sells chemically-complex, transferable multi-layer coatings for use in many diversified markets such as holographic packaging and authentication seals, furniture and building products, pharmaceutical products and transaction cards (including credit cards, debit cards, ATM cards and access cards) and intaglio printing.

The company's costs of goods sold reflects the application of all direct product costs and direct labor, quality control, shipping and receiving, maintenance, process engineering, plant management, and a substantial portion of the company's depreciation expense. Selling, general, and administrative expenses are primarily composed of sales representatives' salaries and related expenses, commissions to sales representatives, advertising costs, management compensation, related depreciation, and corporate audit and legal expense. Research and development expenses include salaries of technical personnel, related depreciation, and experimental materials.

Results of Operations
---------------------

The following table sets forth, for the periods indicated, certain items from the company's consolidated financial statements as a percentage of net sales for such period.

                                           Three Months Ended  Six Months Ended
                                                 June 30,         June 30,
                                             --------------      -----------
                                              2001     2000      2001   2000
                                              ----     ----      ----   ----

                                               (Unaudited)       (Unaudited)

Net sales .................................   100.0 %  100.0 %  100.0 %  100.0 %
Cost of goods sold ........................    65.3     59.7     65.0     59.3
Selling, general and administrative .......    22.7     24.1     21.6     23.4
Research and development ..................     3.7      3.8      3.8      3.9
Depreciation and amortization .............     6.4      4.4      6.5      4.6
Operating income ..........................     1.9      8.0      3.2      8.8
Interest expense and other ................     3.6      2.0      3.1      2.3
Income (loss) before taxes ................    (1.6)     6.0      0.1      6.5
Provision (benefit) for income taxes ......    (0.6)     1.9      0.0      2.2
Net income (loss) .........................    (1.0) %   4.1 %    0.0 %    4.3 %


Quarter Ended June 30, 2001 Compared to Quarter Ended June 30, 2000
-------------------------------------------------------------------

Net sales for the quarter ended June 30, 2001, decreased 17.9 percent to $14.6 million, down from $17.8 million for the quarter ended June 30, 2000. Holographic products sales decreased 49.1 percent to $1.9 million for the quarter ended June 30, 2001, compared to $3.7 million for the quarter ended June 30, 2000. This decrease was primarily due one of the company's largest holographic packaging customers working off excess inventory from last year, and the quarter ended June 30, 2000 included this customer building up inventory for a major product launch. Printed products sales for these periods decreased 1.5 percent to $4,459,000, down from $4,527,000, primarily due to the manufactured housing market experiencing negative growth. Pharmaceutical product sales for these periods increased 5.1 percent to $2.5 million, from $2.4 million, primarily due to strong European sales. Security products (magnetic stripes, signature panels and tipping products for credit cards, and intaglio-printed products) sales increased 22.8 percent to $2.0 million, from $1.7 million. This increase was primarily a result of sales of intaglio-printed birth certificates for a foreign government. Sales of simulated metal and other pigmented products decreased 32.5 percent to $3.7 million for the quarter ended June 30, 2001, down from $5.5 million for the quarter ended June 30, 2000 primarily due to the company de-emphasizing sales in this product area and the negative impact of weak European currencies in 2001.

Cost of goods sold for the quarter ended June 30, 2001, decreased 10.3 percent to $9.5 million, down from $10.6 million for the quarter ended June 30, 2000. This decrease was primarily due to the impact of lower sales volumes due to the general slowdown in the U.S. economy. Cost of goods sold for the quarter ended June 30, 2001 increased as a percentage of net sales to 65.3 percent, up from
59.7 percent for the quarter ended June 30, 2000. This increase was primarily a result of higher scrap rates at the U.S. and European production facilities in 2001.

Selling, general, and administrative expenses for the quarter ended June 30, 2001, decreased 22.5 percent to $3.3 million, down from $4.3 million for the quarter ended June 30, 2000. This decrease was primarily due to the impact of reductions in personnel announced in the third quarter of 2000. Selling, general, and administrative expenses for the quarter ended June 30, 2001 decreased as a percentage of net sales to 22.7 percent, down from 24.1 percent for the quarter ended June 30, 2000 for similar reasons.

Research and development expenses for the quarter ended June 30, 2001, decreased
19.2 percent to $540,000 from $668,000 for the quarter ended June 30, 2000. Research and development expenses for the quarter ended June 30, 2001, decreased as a percentage of net sales to 3.7 percent from 3.8 percent for the quarter ended June 30, 2000. This decrease in expense was primarily due to the impact of reductions in personnel announced in the third quarter of 2000.

Depreciation and amortization expenses for the quarter ended June 30, 2001, increased 20.2 percent to $932,000 from $775,000 for the quarter ended June 30, 2000. This increase was primarily a result of expanding the company's German manufacturing facility and adding machinery and equipment in the company's Chicago Heights location during the second half of fiscal 2000. Depreciation and amortization expenses for the quarter ended June 30, 2001, increased as a percentage of net sales to 6.4 percent from 4.4 percent for the quarter ended June 30, 2000 for similar reasons.

Operating income for the quarter ended June 30, 2001, decreased 80.3 percent to $0.3 million, down from $1.4 million for the quarter ended June 30, 2000. The decrease in operating income is primarily a result of the above explanations. Operating income for the quarter ended June 30, 2001, decreased as a percentage of net sales to 1.9 percent, down from 8.0 percent for the quarter ended June 30, 2000. This decrease is a result of the above explanations.

Interest expense and other expenses for the quarter ended June 30, 2001, increased 41.3 percent to $521,000, from $369,000 for the quarter ended June 30, 2000. This increase primarily resulted from additional borrowings on the company's lines of credit to fund operations.

Net income decreased 120.1 percent to a loss of $147,000 in the quarter ended June 30, 2001, from a net income of $731,000 for the quarter ended June 30, 2000. This decrease in net income is primarily due to the decrease in operating income explained previously.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000
-------------------------------------------------------------------------

Net sales for the six months ended June 30, 2001, decreased 14.2 percent to $30.9 million, down from $36.1 million for the six months ended June 30, 2000. Holographic product sales decreased 31.6 percent to $4.7 million for the six months ended June 30, 2001, compared to $6.9 million for the six months ended June 30, 2000. This decrease was due to the weakening of the U.S. economy in 2001, a major customer's inventory overstock position at the end of 2000, and also that the June 30, 2000 results included the impact of a large customer building inventory levels for a major product launch, which was not duplicated this year. Printed product sales for these periods decreased 3.1 percent to $9.1 million, from $9.4 million, primarily due to the continued softness in the manufactured housing industry. Pharmaceutical product sales for these periods increased 17.0 percent to $5.4 million, up from $4.6 million. These increases are primarily the result of increased sales in Europe. Security products (magnetic stripe, signature panels and tipping products for credit cards, and intaglio-printed products) sales increased 13.2 percent to $3.7 million, up from $3.3 million in the first half of 2000. This increase was primarily due to intaglio-printed birth certificates for a foreign government. Sales of simulated metal and other pigmented products decreased 32.7 percent to $8.0 million for the six months ended June 30, 2001, from $11.9 million in the first six months of 2000. This decrease is primarily due to the impact of weak European currencies in 2001 and the company de-emphasizing sales in this area.

Cost of goods sold for the six months ended June 30, 2001, decreased 6.2 percent to $20.1 million from $21.4 million for the six months ended June 30, 2000. This decrease was primarily due to lower sales volume, higher material costs and scrap rates in the U.S. and Europe. Cost of goods sold for the six months ended June 30, 2001, increased as a percent of net sales to 65.0 percent, from 59.3 percent for the six months ended June 30, 2000. This increase in percentage was primarily due to the reasons described above.

Selling, general, and administrative expenses for the six months ended June 30, 2001, decreased 21.0 percent to $6.7 million from $8.5 million for the six months ended June 30, 2000. This decrease was primarily due to the impact of the personnel reductions, and cost cutting initiatives that were announced in the third quarter of 2000. Selling, general, and administrative expenses for the six months ended June 30, 2001, decreased as a percent of net sales to 21.6 percent, from 23.4 percent for the six months ended June 30, 2000. This decrease in percentage was primarily due to the reasons described above.

Research and development expenses for the six months ended June 30, 2001, decreased 17.0 percent to $1.2 million from $1.4 million for the six months ended June 30, 2000 primarily due to the impact of personnel reductions which were announced in the third quarter of 2000. Research and development expense for the six months ended June 30, 2001, decreased as a percentage of net sales, to 3.8 percent from 3.9 percent for the six months ended June 30, 2000. This decrease as a percentage of net sales was due to the reasons described above.

Depreciation and amortization expenses for the six months ended June 30, 2001, increased 23.5 percent to $2.0 million from $1.7 million for the six months ended June 30, 2000, primarily due to investment in manufacturing equipment. Depreciation and amortization expense for the six months ended June 30, 2001, increased as a percentage of net sales, to 6.5 percent from 4.6 percent for the six months ended June 30, 2000.

Operating income for the six months ended June 30, 2001, decreased 68.8 percent to $1.0 million, down from $3.1 million for the six months ended June 30, 2000. The decrease in operating income is primarily due to lower sales volume and higher material costs in 2001. Operating income for the six months ended June 30, 2001 decreased as a percentage of net sales to 3.2 percent from 8.8 percent for the six months ended June 30, 2000. This decrease is primarily due to the reasons described above.

Interest and other  expenses  for the six months ended June 30, 2001,  increased
15.9 percent to $965,000, down from $832,000 for the six months ended June 30, 2000. This increase was primarily related to additional borrowings to fund operations, which was offset by a decrease in non-operating expenses in Europe.

Income taxes for the six months ended June 30, 2001, decreased 99.1 percent to $7,000, down from $776,000 for the six months ended June 30, 2000. The decrease in income taxes were primarily caused by the decrease in taxable income due to the reasons described above.

Net income for the six months ended June 30, 2001, decreased 99.3 percent to $11,000, down from $1.5 million for the six months ended June 30, 2000. This decrease in net income is primarily due to the reasons described above.

Liquidity and Capital Resources
-------------------------------

Working capital, consisting predominately of inventories and receivables, decreased from $14.9 million at December 31, 2000, to $13.3 million at June 30, 2001. This decrease was primarily due to an increase in short-term borrowings of $1.2 million related to funding operations, and an increase in operating liabilities of $1.3 million, which offset increases (decreases) in the company's inventory and accounts receivable of ($0.2) million and $0.1 million, respectively as of those dates.

During the first six months of 2001, the company made $1.1 million in net payments on the revolving credit agreement maintained with the company's primary bank. This agreement, which expires April 1, 2003, is secured by the company's assets, and provides for borrowings up to $5.5 million. The company believes that the net cash provided by operating activities and amounts available under the revolving credit agreement are sufficient to finance the company's operations and growth.

Recent Accounting Pronouncements
--------------------------------

In June 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (SFAS 142) "Goodwill and Other Intangible Assets". The statement addresses accounting and reporting for (i) intangible assets at acquisition and (ii) for intangible assets and goodwill subsequent to their acquisition. As it relates to the Company's goodwill and intangible assets in existence at June 30, 2001, the statement requires that management reassess the useful lives and amortization period of such assets. For those with an indefinite useful life, periodic amortization is to be discontinued and an annual impairment test, beginning January 1, 2002, is to be established. The Company's Management does not feel as if this pronouncement will have material impact on its statement of financial condition or cash flows at the effective date and is currently assessing the impact that the pronouncement may have on its results of operations in fiscal 2002 and thereafter.

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The company does not use derivative financial instruments to address interest rate, currency, or commodity pricing risks. The following methods and assumptions were used to estimate the fair value of each class of financial instruments held by the company for which it is practicable to estimate that value. The carrying amount of cash equivalents approximates fair value because of the short maturity of those instruments. The estimated fair value of the company's long-term debt approximated its carrying value at June 30, 2001, and December 31, 2000, based upon market prices for the same or similar type of financial instrument.

                                     PART II

                                OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders

     The following summarizes the votes of the Annual Meeting of the company's stockholders held on April 20, 2001:

Matter                                                For               Withheld
------                                                ---               --------
Election of Directors:
----------------------
Roger F. Hruby ...........................          3,639,941            259,767
William G. Brown .........................          3,897,241              2,467
Robert B. Covalt .........................          3,897,241              2,467
Richard L. Garthwaite ....................          3,896,941              2,767
Dennis W. Lakomy .........................          3,892,041              7,667
Richard Pierce ...........................          3,896,954              2,754
David D. Wesselink .......................          3,897,241              2,467


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit
     Number   Description of Exhibit
     ------   ----------------------

     10.1(a)  Amended and Restated Loan and Security Agreement dated
              May 17, 2001 between the Company and LaSalle Bank National Association, and related documents.

     10.1(b) Amendment to Reimbursement Agreement dated May 17, 2001 between the CFC Europe GmbH (f/k/a Sesvenna 20.
              Vermogensverwaltungs GmbH), and LaSalle Bank National Association, and related documents.

     99.1 Stock Repurchase Agreement dated as of June 25, 2001, between Royce & Associates, Inc. and the Company.

(b)  Report on Form 8-K

     Change in principal shareholders report was filed July 24, 2001.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 6, 2001.


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