Form 10-Q
period 2001-09-30
CFC INTERNATIONAL INC
filed 2001-11-14
CIK 949859

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q


(Mark One)
         X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 2001

                    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
         ----       THE SECURITIES EXCHANGE ACT OF 1934

                           For the transition from       to
                                                   -----     -----

                           Commission File No. 0-27222

                             CFC INTERNATIONAL, INC.

                  (Exact name of Registrant as specified in its charter)

                  DELAWARE                               36-3434526
                  ---------                              ----------
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

                 YES  ( X )                                  NO  (     )

As of November 14, 2001, the Registrant had issued and outstanding 3,928,870 shares of Common Stock, par value $.01 per share, and 512,989 shares of Class B Common Stock, par value $.01 per share.

                             CFC INTERNATIONAL, INC.

                               INDEX TO FORM 10-Q



                                                                 Pages
                                                                 -----
Part I - Financial Information:

  Item 1. Financial Statements

    Consolidated Balance Sheets - September 30, 2001 and
     December 31, 2000.........................................      5

    Consolidated Statements of Operations for the three (3)
     months and for the nine (9) months ended
     September 30, 2001 and September 30, 2000.................      6

    Consolidated Statements of Cash Flows for the nine (9)
     months ended September 30, 2001 and September 30, 2000....      7

    Notes to Consolidated Financial Statements.................   8-10


  Item 2. Management's Discussion and Analysis of Financial
    Condition and Results of Operations........................  10-13

  Item 3. Quantitative and Qualitative Disclosures
    about Market Risks.........................................     14

Part II - Other Information:

  Item 6.  Exhibits and Report on Form 8-K.....................     14

  Signatures...................................................     15

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

Some of the factors that could cause or contribute to such differences include:

o The effect of the continuing unfavorable economic conditions on market growth trends in general and on the Company's customers and the demand for the Company's products and services in particular;

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

o The Company's ability to successfully implement productivity improvements and cost reduction initiatives;

o    The Company's reliance on a small number of significant customers;

o Uncertainties relating to the Company's ability to continue to compete effectively with other producers of specialty transferable coatings and producers of alternative products with greater financial and management resources; and

o    Control of the Company by a principal stockholder.

The risks included here are not exhaustive. We operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the impacts of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. We have no obligation to revise or update these forward-looking statements to reflect events or circumstances that arise after November 14, 2001 or to reflect the occurrence of anticipated events.

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

                                     Part I
                          Item 1. Financial Statements
                             CFC INTERNATIONAL, INC.
                         CONSOLIDATED BALANCE SHEETS AT
                    SEPTEMBER 30, 2001 AND DECEMBER 31, 2000

                                                  September 30     December 31,
                                                     2001              2000
                                                     ----              ----
                                                  (Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents ..................       $ 1,536,796      $   298,871
Accounts receivable, less
  allowance for doubtful
  accounts of $668,000
  and $537,000 at
  September 30, 2001 and
  December 31, 2000 respectively ...........        11,013,627       10,522,503
Inventories:
  Raw materials ............................         3,543,715        3,379,534
  Work in process ..........................         1,661,282        1,442,497
  Finished goods ...........................         5,154,969        6,251,791
                                                   -----------      -----------
                                                    10,359,966       11,073,822
Prepaid expenses and other
  current assets ...........................           664,797          313,871
Deferred income tax asset ..................         2,335,064        2,806,060
                                                   -----------      -----------
  Total current assets .....................        25,910,250       25,015,127
                                                   -----------      -----------
Property, plant and equipment, net .........        25,087,355       26,402,365
Other assets ...............................         4,477,981        4,983,729
                                                   -----------      -----------
Total assets ...............................       $55,475,586      $56,401,221
                                                   ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt...........       $ 6,107,519      $ 3,384,173
Accounts payable............................         3,382,621        2,563,536
Accrued compensation and benefits...........         1,220,761        1,240,811
Other accrued expenses and
  current liabilities.......................         2,706,074        2,886,271
                                                   -----------      -----------
  Total current liabilities.................        13,416,975       10,074,791
                                                   -----------      -----------
Deferred income taxes.......................         1,963,346        2,197,160
Long-term debt..............................        17,767,396       21,033,717
                                                   -----------      -----------
  Total liabilities.........................        33,147,717       33,305,668
                                                   -----------      -----------
STOCKHOLDERS' EQUITY:
Common stock, $.01 par value,
  10,000,000 shares authorized;
  4,437,308 and 4,423,595 shares issued
  at September 30, 2001 and
  December 31, 2000 respectively.............           44,373           44,236
Class B common stock, $.01 par value,
  750,000 shares authorized;
  512,989 shares issued and outstanding......            5,130            5,130
Additional paid-in capital...................       11,924,690       11,784,084
Retained earnings............................       13,906,398       14,547,001
Accumulated other comprehensive income.......       (1,384,293)      (1,513,407)
                                                   -----------      -----------
                                                    24,496,298       24,867,044
Less 461,754 and 374,746 treasury shares
  of common stock, at cost, at
  September 30, 2001 and December 31, 2000
  respectively...............................       (2,168,429)      (1,771,491)
                                                   -----------      -----------
                                                    22,327,869       23,095,553
                                                   -----------      -----------
 Total liabilities and stockholders' equity..     $ 55,475,586     $ 56,401,221
                                                  ============     ============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                             CFC INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE THREE MONTHS AND NINE MONTHS ENDED
                           SEPTEMBER 30, 2001 AND 2000


                             Three Months Ended 09/30,  Nine Months Ended 09/30,
                             -------------------------  ------------------------
                                 2001         2000         2001        2000
                                 ----         ----         ----        ----
                                     (Unaudited)              (Unaudited)

Net sales .................. $14,620,865  $17,280,691  $45,544,836  $53,340,065
Cost of goods sold .........  10,470,490   11,178,610   30,580,939   32,632,329
Selling, general and
  administrative expenses ..   3,321,866    3,593,752   10,097,097   12,277,080
Research and development
  expenses..................     554,953      704,759    1,724,601    2,114,463
Depreciation and
  amortization expense .....     861,520    1,395,789    2,901,540    3,070,368

International consolidation
  expense...................           -      768,000            -      768,000
                              ----------   ----------  -----------  -----------
Total operating expenses....  15,208,829   17,640,910   45,304,177   50,862,240
                              ----------   ----------  -----------  -----------

Operating income (loss).....    (587,964)    (360,219)     240,659    2,477,825

  Interest..................     418,196      301,850    1,228,260      838,929
  Other expense.............           -            -       15,600            -
    Other income............      (7,319)      (8,705)     (21,960)     (25,900)
                              ----------   ----------  -----------  -----------
                                 410,877      293,145    1,221,900      813,029
                              ----------   ----------  -----------  -----------
Income (loss) before
  income taxes .............    (998,841)    (653,364)    (981,241)   1,664,796
Provision (benefit) for
  income taxes..............    (347,466)    (210,030)    (340,638)     565,799
                              ----------   ----------  -----------  -----------

Net income (loss)............  ($651,375)   ($443,334)   ($640,603) $ 1,098,997
                              ===========  ===========   ========== ===========

Basic earnings (loss)
  per share..................  ($   0.14)    ($  0.10)   ($   0.14) $      0.24

Diluted earnings (loss)
  per share..................  ($   0.14)    ($  0.10)   ($   0.14) $      0.24



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                             CFC INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE NINE MONTHS ENDED
                           SEPTEMBER 30, 2001 AND 2000

                                                    Nine Months Ended 09/ 30,
                                                  ----------------------------
                                                       2001          2000
                                                       ----          ----
                                                    (Unaudited)    (Unaudited)
Cash flow from operating activities:
  Net income (loss) ............................. ($  640,603)   $ 1,098,997
    Adjustments to reconcile net income
     (loss) to net cash provided by
     operating activities:
       Depreciation and amortization ............   2,901,540      3,070,368
       Deferred income tax provision ............     196,284              -
       Changes in assets and liabilities:
         Accounts receivable ....................    (418,031)      (457,951)
         Inventories ............................     395,680     (3,335,304)
         Other current assets ...................      21,584      1,283,848
         Accounts payable .......................     811,808         61,497
         Accrued compensation and benefits ......      44,220        607,289
         Accrued expenses and other
          current liabilities ...................      (6,213)      (860,242)
                                                   -----------    -----------
Net cash provided by operating activities .......  $3,306,269     $1,468,502
                                                   -----------    -----------

Cash flows from investing activities:
  Additions to property, plant and equipment.....  (1,545,823)    (2,852,217)
  Cash paid to acquire business rights...........           -     (3,888,206)
                                                   -----------    -----------
Net cash used in investing activities............  (1,545,823)    (6,740,423)
                                                   -----------    -----------

Cash flows from financing activities:
  Proceeds from term loans.......................   3,079,516              -
  Repayment of revolver..........................  (8,029,847)             -
  Proceeds from revolver.........................   5,093,304      4,400,000
  Repayments of term loans.......................    (409,418)      (984,314)
  Repayment of capital lease.....................     (10,426)      (201,105)
  Repurchase of shares...........................    (396,938)       (98,772)
  Proceeds from issuance of stock................      56,950         47,958
                                                   -----------    -----------
Net cash provided by (used in) financing
  activities.....................................    (616,859)     3,163,767
                                                   -----------    -----------
Effect of exchange rate changes on cash
  and cash equivalents...........................      94,338        737,761
                                                   -----------    -----------
Increase (decrease) in cash and
  cash equivalents...............................   1,237,925     (1,370,393)

Cash and cash equivalents:
Beginning of period..............................     298,871      1,908,989
                                                   -----------    -----------
End of period....................................  $1,536,796     $  538,596
                                                   ===========    ===========




               The accompanying notes are an integral part of the
                       consolidated financial statements.

                             CFC INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

Note 1.  Basis of Presentation

In the opinion of management, the accompanying interim unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2001 and December 31, 2000 (audited), the results of operations for the three (3) months and nine (9) months ended September 30, 2001 and 2000, and statements of cash flows for the nine (9) months ended September 30, 2001 and 2000.

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

Certain prior period amounts in the statements of operations have been reclassified to conform to current period presentation. These reclassifications had no effect on the previously reported amounts of income (loss) before income taxes or net income (loss).

Note 2.  Comprehensive Income

The Company's total comprehensive income (loss) was as follows:

                                               Nine Months Ended Sept. 30,
                                               ---------------------------
                                                    2001         2000
                                                    ----         ----
Net income (loss)..............................  ($640,603)   $1,098,997
Foreign currency translation adjustment........    129,114      (407,241)
                                                 ----------   -----------
Total comprehensive income (loss)..............  ($511,489)   $  691,756
                                                 ==========   ===========

Note 3.  Earnings Per Share
                                            Nine Months Ended
                        ---------------------------  ---------------------------
                            September 30, 2001           September 30, 2000
                        ---------------------------  ---------------------------
                        Income                 Per    Income               Per
                        (Loss)      Shares    Share   (Loss)    Shares    Share
                        ------      ------    -----   ------    ------    -----
Basic earnings (loss)
  per share:
Income (loss)
  available to
  Common
  Stockholders......... ($640,603) 4,547,527  ($.14) $1,098,997  4,571,916  $.24
Effect of Dilutive
  Securities:
  Options exercisable..                  991                         4,345
  Convertible debt.....                                  42,000    111,111
Diluted earnings
  (loss) per share..... ($640,603) 4,548,518  ($.14) $1,140,997  4,687,372  $.24

Note 4.  Business Segments and International Operations

The Company operates a single business segment, which is the formulating and manufacturing of chemically complex, multi-layered functional coatings. The Company produces five primary types of coating products. Net sales for each of these products (in millions) for the three months and nine months ended September 30, 2001 and 2000 were as follows:

                              Three Months Ended  Nine Months Ended
                                 September 30,       September 30,
                                 -------------       -------------

                                2001     2000     2001     2000
                                ----     ----     ----     ----

Printed Products ...........   $ 4.1    $ 4.6    $13.3    $14.0
Pharmaceutical Products ....     2.7      2.1      8.0      6.6
Security Products ..........     2.0      2.0      5.7      5.3
Holographic Products .......     2.7      3.9      7.4     10.8
Simulated Metal and
  Other Pigmented Products..     3.1      4.7     11.1     16.6
                                 ---      ---     ----     ----
Total ......................   $14.6    $17.3    $45.5    $53.3

The following is sales information by geographic area for the three months and nine months ended September 30, 2001 and 2000, and long lived asset information as of September 30, 2001 and December 31, 2000:

                                  Three Months Ended        Nine Months Ended
                                    September 30,             September 30,
                                    -------------             -------------
Net Sales (In Thousands)          2001         2000         2001         2000
                                  ----         ----         ----         ----
United States                   $ 8,139      $ 9,378      $22,605      $27,629
Europe                            4,511        5,716       15,851       19,263
Other Foreign                     1,971        2,187        7,089        6,448
                                --------     --------     --------     --------
Total                           $14,621      $17,281      $45,545      $53,340

Net Fixed Assets
(In Thousands)                   September 30, 2001        December 31, 2000
                                 ------------------        -----------------
United States                          $15,366                   $16,209
Europe                                   9,721                    10,162
Other Foreign                                -                        31
                                      ----------                ----------
Total                                  $25,087                   $26,402

Europe and other foreign revenue are based on the country in which the customer is domiciled.

Note 5. Contingencies

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
--------

The Company formulates, manufactures and sells chemically-complex, transferable, multi-layer coatings for use in many diversified markets, such as holographic packaging and authentication seals, furniture and building products, pharmaceutical products and transaction cards (including credit cards, debit cards, ATM cards and access cards), and intaglio printing.

The Company's cost of goods sold reflects all direct product costs and direct labor, quality control, shipping and receiving, maintenance, process engineering and plant management. Selling, general and administrative expenses are primarily composed of sales representatives' salaries and related expenses, commissions to sales representatives, advertising costs, management compensation, and corporate audit and legal expense. Research and development expenses include salaries of technical personnel and experimental materials.

Results of Operations
---------------------

The following table sets forth, certain items from the Company's consolidated financial statements as a percentage of net sales for the periods presented:

                                          Three Months     Nine Months
                                             Ended            Ended
                                          September 30,    September 30,
                                         --------------    -------------
                                          2001     2000    2001     2000
                                          ----     ----    ----     ----
                                          (Unaudited)       (Unaudited)

Net sales ............................   100.0%   100.0%   100.0%   100.0%
Cost of goods sold ...................    71.6     64.7     67.1     61.2
Selling, general and administrative...    22.7     20.8     22.2     23.0
Research and development .............     3.8      4.1      3.8      4.0
Depreciation and amortization ........     5.9      8.1      6.4      5.8
International consolidation expense...       -      4.4        -      1.4
Operating income (loss) ..............    (4.0)    (2.1)     0.5      4.6
Interest expense .....................     2.9      1.8      2.7      1.6
Other expense ........................       -        -        -        -
Other income .........................    (0.1)    (0.1)       -     (0.1)
Income (loss) before taxes ...........    (6.8)    (3.8)    (2.2)     3.1
(Provision) benefit for income taxes..     2.4      1.2      0.8     (1.0)
Net income (loss) ....................    (4.4%)   (2.6%)   (1.4%)    2.1%

Quarter Ended September 30, 2001 Compared to Quarter Ended September 30, 2000
-----------------------------------------------------------------------------

Net sales for the quarter ended September 30, 2001 decreased 15.4% to $14.6 million, from $17.3 million for the quarter ended September 30, 2000. Holographic products sales decreased 30.5% to $2.7 million for the quarter ended September 30, 2001, compared to $3.9 million for the quarter ended September 30, 2000. This decrease was primarily due to one of the company's largest holographic packaging customers working off excess inventory from last year. Printed products sales decreased 9.8% to $4.1 million, compared to $4.6 million for the same quarter in the prior year. This decrease was a result of the manufactured housing market experiencing negative growth. Pharmaceutical products sales during these same periods increased 30.7% to $2.7 million, from $2.1 million, primarily due to strong European sales. Security products (magstripe, signature panels, and tipping products for credit cards and intaglio-printed products) sales for these same periods decreased 3.0% to $1.98 million from $2.04 million. This decrease was primarily the result of lower sales of signature panel and magnetic stripe which was offset by sales of intaglio-printed birth certificates for a foreign government. Sales of simulated metal and other pigmented products for these periods decreased 33.8% to $3.1 million, from $4.7 million, primarily due to the company de-emphasizing sales in Europe of this product area because of many small orders and associated costs. This strategy was part of the international consolidation announced in September 2000.

Cost of goods sold for the quarter ended September 30, 2001 decreased 6.3% to $10.5 million, from $11.2 million for the quarter ended September 30, 2000. This decrease was primarily due to the decrease in sales volume. The cost of goods sold as a percentage of net sales for the quarter ended September 30, 2001 increased to 71.6% from 64.7% for the quarter ended September 30, 2000 due to increases in material costs, scrap and under utilization of plant capacity.

Selling, general and administrative expenses for the quarter ended September 30, 2001 decreased 7.6% to $3.3 million, from $3.6 million for the quarter ended September 30, 2000, primarily due to continued reduction in personnel expenses. Selling, general and administrative expenses for the quarter ended September 30, 2001 increased as a percentage of net sales to 22.7% from 20.8% for the quarter ended September 30, 2000. This increase in percentage was primarily due to the impact of lower sales.

Research and development expenses for the quarter ended September 30, 2001 decreased 21.3% to $0.6 million from $0.7 million for the quarter ended
September 30, 2000. This decrease was primarily due to decrease in personnel costs. Research and development expense for the quarter ended September 30, 2001 decreased as a percentage of net sales to 3.8% from 4.1% for the quarter ended September 30, 2000 and was primarily caused by the impact of lower sales and lower staff costs.

Depreciation and amortization expenses for the quarter ended September 30, 2001 decreased 38.3% to $0.9 million from $1.4 million for the quarter ended
September 30, 2000. This decrease was primarily due to a decrease in capital spending. Depreciation and amortization expense as a percentage of net sales for the quarter ended September 30, 2001 decreased to 5.9% from 8.1% for the quarter ended September 30, 2000 and was for the same reasons.

International consolidation expense was $768,000 for the quarter ended September 30, 2000. This non-recurring charge was incurred for activities undertaken during the third quarter of 2000 to consolidate the Company's international operations. The charge primarily includes costs attributable to head count reductions and related severance of $578,000; lease terminations of $100,000 and asset dispositions of $90,000. With regard to the accruals associated with this expense, there was no amount outstanding as of September 30, 2001 and the entire amount was outstanding September 30, 2000.

The operating loss for the quarter ended September 30, 2001 was $0.6 million, compared to operating loss of $0.4 million for the quarter ended September 30, 2000. The loss was primarily a result of the lower sales volume and higher material costs, which were partially offset by lower personnel costs.

Interest expense for the quarter ended September 30, 2001 increased 38.5% to $418,000, from $302,000 for the quarter ended September 30, 2000. The increase in interest expense is primarily due to higher debt levels related to financing the acquisition of certain worldwide holographic technology rights.

Nine months Ended September 30, 2001 Compared to
Nine months Ended September 30, 2000
------------------------------------

Net sales for the nine months ended September 30, 2001 decreased 14.6% to $45.5 million, from $53.3 million for the nine months ended September 30, 2000. Holographic product sales decreased 31.2% to $7.4 million for the nine months ended September 30, 2001, compared to $10.8 million for the nine months ended September 30, 2000, primarily due to a major customer's inventory overstock position at the end of 2000. Printed product sales for these periods decreased 5.3% to $13.3 million, from $14.0 million, primarily due to the continued softness in the manufactured housing market. Pharmaceutical product sales for this period increased 21.2% to $8.0 million from $6.6 million, primarily due to increased sales in Europe. Security product (magnetic stripe, signature panels and tipping products for transaction cards and intaglio-printed products) sales for these periods increased 6.9% to $5.7 million, from $5.3 million. This increase comes primarily from sales of intaglio-printed birth certificates for a foreign government. Sales of simulated metal and other pigmented products for these periods decreased 33.0% to $11.1 million, from $16.6 million in the first nine months of 2001. This decrease is primarily due to the impact of weak European currencies in 2001 and the company de-emphasizing sales in Europe of this product area because of many small orders and associated costs. This strategy was part of the international consolidation announced in September 2000.

Cost of goods sold for the nine months ended September 30, 2001 decreased 6.3% to $30.6 million, from $32.6 million for the nine months ended September 30, 2000. This decrease was primarily due to a decrease in sales volume. Cost of goods sold for the nine months ended September 30, 2001 increased as a percentage of net sales to 67.1% from 61.2% for the nine months ended September 30, 2000. This increase was primarily driven by higher material costs and under utilization of plant capacity.

Selling, general and administrative expenses for the nine months ended September 30, 2001 decreased 17.8% to $10.1 million from $12.3 million for the nine months ended September 30, 2000. This decrease in expenses was primarily due to a reduction of personnel costs. Selling, general and administrative expenses for the nine months ended September 30, 2001 decreased as a percentage of net sales to 22.2% from 23.0% for the nine months ended September 30, 2000, primarily for the same reason.

Research and development expenses for the nine months ended September 30, 2001 decreased 18.4% to $1.7 million, from $2.1 million for the nine months ended September 30, 2000. This decrease in expenses was primarily due to the closing of the Ventura, California laboratory, and a reduction in personnel costs. Research and development expense for the nine months ended September 30, 2001 decreased as a percentage of net sales, to 3.8% from 4.0% for the nine months ended September 30, 2000, because of lower sales volume and lower head count.

Depreciation and amortization expenses for the nine months ended September 30, 2001 decreased 5.5% to $2.9 million from $3.1 million for the quarter ended September 30, 2000. This decrease was primarily due to a decrease in capital spending. Depreciation and amortization expense as a percentage of net sales for the nine months ended September 30, 2001 increased 6.4% from 5.8% for the nine months ended September 30, 2000 primarily due to lower sales.

International consolidation expense for the nine months ended September 30, 2001 was zero compared to $768,000 for the nine months ended September 30, 2000. This non-recurring charge is related to activities undertaken during the third quarter of 2000 to consolidate the Company's international operations. The primary costs include head count reductions and related severance of $578,000; lease terminations of $100,000 and asset dispositions of $90,000. With regard to the accruals associated with this expense, there was no amount outstanding as of September 30, 2001 and the entire amount was outstanding September 30, 2000.

Operating income for the nine months ended September 30, 2001 decreased 90.3% to $0.2 million, from $2.5 million for the nine months ended September 30, 2000. The decrease in operating income is primarily due to a reduction in sales volume, higher material costs and under utilization of plant capacity which was partially offset by a reduction in personnel costs. Operating income for the nine months ended September 30, 2001 as a percentage of net sales decreased 0.5% from 4.6% for the nine months ended September 30, 2000. This decrease is primarily due to the reasons described above.

Interest expense for the nine months ended September 30, 2001 increased 46.4% to $1.2 million, from $839,000 for the nine months ended September 30, 2000. This increase was primarily due to higher debt levels related to the financing the acquisition of certain worldwide holographic technology rights.

Liquidity and Capital Resources
-------------------------------

Working capital has decreased by $2,400,000 since December 31, 2000. This decrease is primarily due to a $2,700,000 increase in short-term borrowing. During the first nine months of 2001, the Company borrowed a net of $1,200,000 against its revolving line of credit agreement maintained with the Company's primary bank. This agreement with availability of up to $6.5 million, expires April 1, 2003, and provides for unsecured borrowings. The Company believes that it will have sufficient capital resources from funds generated from operations as well as available borrowing facilities to support its future capital needs. The Company believes it will be profitable in the fourth quarter 2001. If the Company does not return to profitable operations in the fourth quarter, the Company will consider exploring other avenues to improve profitability and cash flows such as changes in operations. The Company does not have any material commitments to purchase capital assets as of September 30, 2001.

Recent Accounting Pronouncements
--------------------------------

In 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which requires recognition of all derivative instruments in the statement of financial position as either assets or liabilities, measured at fair value, and was effective for all fiscal years beginning after June 15, 1998. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" which amended SFAS No. 133 for all fiscal quarters of fiscal years beginning after June 15, 2000. These statements additionally required changes in the fair value of derivatives to be recorded each period in current earnings or comprehensive income depending on the intended use of the derivatives. The Company adopted SFAS No. 133 and 138 effective January 1, 2001. The adoption had no impact on the Company's results of operations, financial position or cash flows.

In June 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (SFAS 142) "Goodwill and Other Intangible Assets". The statement addresses accounting and reporting for (i) intangible assets at acquisition and (ii) for intangible assets and goodwill subsequent to their acquisition. As it relates to the Company's goodwill and intangible assets in existence at September 30, 2001, the statement requires that management reassess the useful lives and amortization period of such assets. For those with an indefinite useful life, periodic amortization is to be discontinued and an annual impairment test, beginning January 1, 2002, is to be established. The Company's Management does not feel as if this pronouncement will have material impact on its statement of financial condition or cash flows at the effective date and is currently assessing the impact that the pronouncement may have on its results of operations in fiscal 2002 and thereafter.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company does not use derivative financial instruments to address interest rate, currency, or commodity pricing risks. The following methods and assumptions were used to estimate the fair value of each class of financial instruments held by the Company for which it is practicable to estimate that value. The carrying amount of cash equivalents approximates their fair value because of the short maturity of those instruments. The estimated fair value of the Company's long-term debt approximated its carrying value at September 30, 2001 and December 31, 2000, based upon market prices for the same or similar type of financial instrument. The Company minimizes its exposure to the impact of fluctuation in foreign exchange rates in situations for certain sales for products sold in Europe but manufactured in the U.S. through the movement of production of those products to Europe. There are no other activities of the Company where management believes exchange rates have a material impact with respect to the underlying transactions. The Company does not believe its exposure to changes in interest rates is significant due to the Company's debt consisting primarily of fixed rates and terms.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Report on Form 8-K

         Other than as previously reported, no reports on Form 8-K were filed during the three months ended September 30, 2001.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on November 14, 2001.


                                        CFC INTERNATIONAL, INC.


                                        /s/ Dennis W. Lakomy
                                        --------------------
                                        Dennis W. Lakomy
                                        Executive Vice President,
                                        Chief Financial Officer,
                                        Secretary, and Treasurer
                                        (Principal Financial Officer)