Form 10-K
period 2001-12-31
CFC INTERNATIONAL INC
filed 2002-03-19
CIK 949859

1

================================================================================
                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                              --------------------

                                    FORM 10-K


[ X  ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

        For the Fiscal Year Ended December 31, 2001

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
YES    X          NO
    -------           -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

The aggregate market value of the voting stock of the registrant held by stockholders who were not affiliates (as defined by regulations of the Securities and Exchange Commission) of the registrant was approximately, $16,507,358 at March 11, 2002 (based on the closing sale price on the Nasdaq National Market on March 11, 2002. At March 11, 2002, the registrant had issued and outstanding an aggregate of 4,179,078 shares of Common Stock and 512,989 shares of Class B non-voting Common Stock.

                       Documents Incorporated by Reference
Those sections or portions of the registrant's proxy statement for the Annual Meeting of Stockholders to be held in 2002, described in Part III hereof, are incorporated by reference in this report.
================================================================================

                                     PART I

ITEM 1.  BUSINESS

General

CFC International, Inc. ("CFC" or the "Company") formulates, manufactures and sells chemically-complex, multi-layered functional coatings, which provide superior performance under a wide range of operating conditions. The Company applies its proprietary coatings to rolls of plastic film from which its customers transfer the coatings to their products for protective and informative purposes. The Company produces five primary types of coating products: holographic products such as authentication seals used principally to certify and protect the authenticity of proprietary products and documents susceptible to counterfeiting and tampering and eye-catching holographic packaging; printed coatings such as simulated wood grains for furniture and manufactured home interiors; pharmaceutical pigmented coatings used as heat transfer printing approved by the FDA for pharmaceutical products such as intravenous solution bags; and security products such as magnetic stripes and signature panels for credit cards and intaglio printing for stocks, bonds and gift certificates (both paper and debit cards). The fifth type of product is specialty pigmented and simulated metal coatings used on products such as beverage cases and cosmetics. CFC is a leading supplier in many of the worldwide markets it serves.

In March 1999, CFC acquired German specialty chemical coatings manufacturer Ernst Oeser & Sons KG, now called CFC Oeserwerk GmbH, together with its wholly-owned French subsidiary, Oeser France S.A.R.L., after the acquisition called CFC Oeser France S.A.R.L. As of December 31, 2001, the French subsidiary is being merged into CFC Oeserwerk GmbH. References in this report to "CFC Oeser" are to these acquired businesses.

The Company's coatings are produced by milling pigments, solvents and resins into proprietary formulations, which combine multiple layers of custom coatings. These coatings are designed to react with each other to create a composite solid coating on a plastic film and are transferred off that film and onto the customers' products. The coatings are produced with a wide range of physical and chemical characteristics and in a broad array of colors, patterns and surface finishes that are designed to meet specific customer functional requirements. The Company's research and development capabilities enable it to create products specifically tailored to meet customers' requirements, such as resistance to specific chemicals or abrasion and to satisfy exacting design criteria, such as sophisticated overt and covert (conspicuous and hidden) holograms and simulated woodgrain and other patterns. By using the Company's products, customers also are able to address many of the problems manufacturers confront in complying with increasingly restrictive environmental laws and regulations because the customers avoid the use of liquid solvents and adhesives otherwise needed to apply coatings to their products.

The Company is one of the leading designers and producers of holograms, which are used to protect and authenticate brand name software and merchandise, transportation and event tickets and other similar applications requiring protection against unauthorized copying or counterfeiting. The Company provides eye-catching holographic packaging to major consumer product manufacturers. On January 3, 2000 the Company acquired from Applied Holographics PLC, its previous joint venture partner, the worldwide rights to certain holography technology (see "-- Holographic Products"). Previously, the Company's market was limited to North America. The Company also announced the formation of a division called CFC Holographics on January 24, 2000 to focus resources on opportunities in the worldwide holographic market. CFC is one of only a few companies worldwide with the ability to serve all stages of the holographic production process, from design to manufacturing and is a supplier to Intel Corporation of holograms used to authenticate certain of its products. Sales of products in this market represented approximately 17% of the Company's net sales in 2001. See "-- Holographic Products."

A principal market which the Company serves is printed coatings for engineered wood products ("Engineered Board") used to produce ready-to-assemble ("RTA") furniture, kitchen cabinets, manufactured home interiors, value-priced furniture and picture frames. The Company's coatings are designed to match or improve on the appearance, texture, durability, scratch, moisture and stain resistance of natural or painted wood. The Company is one of only two significant suppliers of printed coatings for the Engineered Board market. This market is growing rapidly throughout the world, as the environmental problems associated with paints, stains, the cost and environmental consequences of using real wood are becoming more significant. Sales of products in this market represented approximately 28% of the Company's net sales in 2001. See "-- Chemical Coatings -- Printed Products."

Another significant area for the Company's products is the pharmaceutical industry, which includes heat transfer printing for intravenous solution bags and other medical supplies. The Company's products provide the pharmaceutical industry with a reliable, environmentally safe method of conveying crucial medical information on surfaces on which printing is difficult. The Company's coatings for this market are used on FDA-approved products and are able to survive the sterilization process without degradation. The Company is one of the most significant suppliers to this stable and growing market and is the sole supplier to Baxter Healthcare Corporation for these products. Sales of products in this market represented approximately 17% of the Company's net sales in 2001. See "-- Chemical Coatings -- Pharmaceutical Products."

The Company is also focusing its efforts on the market for security products for transaction cards, which include credit cards, debit cards, identification cards, ATM cards and gift cards. The Company manufactures chemically reactive signature panels and multi-coercivity magnetic stripes for transaction cards and other documents and abrasion resistant tipping foils used to highlight the embossed lettering of transaction cards. The Company's coating products are used on credit cards for MasterCard, VISA and Diners Club International, to enhance the security and processing speed of transaction cards. The Company also has the ability to manufacture intaglio printed documents such as stock certificates, bonds, gift certificates and certificates of authenticity. Sales of products in this market represented approximately 15% of the Company's net sales in 2001. See "-- Chemical Coatings -- Security Products."

The Company also serves a variety of other consumer and industrial markets, which take advantage of the special functional capabilities of the Company's coatings. These markets include the automobile battery and cosmetics markets, which require acid and solvent resistant markings, and the consumer electronics and appliances markets, which require special surface durability and resistance to ultra-violet light degradation. Another product offering in this area is Infraprint, a foil that is very receptive for printing inks for label and high-speed printers. This product category has grown as a result of the CFC Oeser acquisition, although sales of this product line in Germany continue to decline as the Company deemphasizes this product line in favor of more profitable products. Sales of products in this market represented approximately 23% of the Company's net sales in 2001. See "-- Chemical Coatings -- Specialty Pigmented and Simulated Products."

CFC's products are sold to more than 5,000 customers worldwide. The Company generated approximately 47.8% of its 2001 revenues from sales outside of the United States and has sales, warehousing and finishing operations in the United Kingdom, as well as manufacturing and sales capability in Germany. The Company's margins and operating income result from the Company's proprietary technologies and from the Company's focus on quality. The Company received its International Standards Organization ("ISO") 9001 registration in June 1995, and was recently re-certified in July 2001. The Company's ISO 9001 certification provides assurance to the Company's customers that its quality systems are consistently capable of providing products that meet the customers' requirements. The Company has demonstrated its commitment to quality by providing zero-defect products. The Company has continually emphasized the importance of quality since successful implementation by the Company in 1989 of the Phillip Crosby Total Quality Management ("TQM") Program. See "-- Manufacturing and Production."

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

Globalization. Because the Company's existing and potential customers have expanded the geographic markets in which they manufacture and sell their products, management of the Company is increasing its focus on the international demand for the Company's products. Accordingly, the Company intends to increase its worldwide sales distribution and manufacturing capabilities through alliances with foreign manufacturing organizations in order to benefit from the increasing globalization of the markets for the Company's products. In furtherance of this strategy, in March 1999, the Company acquired CFC Oeser, based in Germany and France, to penetrate the European market with its products. Also, in January 2000, the Company acquired worldwide rights to manufacture and market certain holographic technology from an English joint venture partner, expanding rights previously limited to North America.

Low-Cost Producer. The Company plans to maintain and enhance its position as a low-cost producer of transferable coatings by reducing and limiting its manufacturing costs and by increasing the efficiency of the Company's operations. In this regard, the Company has an Employee Gain-Sharing Program whereby employees are paid a portion of the annual cost savings that the Company realizes. The Company also continually modifies its manufacturing processes and equipment to utilize more efficiently the Company's production facilities and limit waste. The Company uses its Visual Process Control (VPC) system to identify and address non-productive areas, and minimize work in process between manufacturing steps. The Company continues to focus on solving non-conformancies in the liquid portion of the manufacturing process.

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

Development of New Technology. Management of the Company believes that a major factor contributing to the Company's operations has been continued investment in research and development. Continued development of new products and processes will be critical to keep abreast of the technology-driven changes in the needs of the Company's customers and to maintain a competitive advantage over the Company's competitors. The Company's Research and Development department has contributed to the development of formulae, proprietary know-how, modifications to existing equipment, and specifications for both new equipment and new raw materials. Tangible results include the proprietary technology NeoClad(TM) which the Company believes offers significant advantages and improvement over vinyl laminates in the printed products markets. The Company also has combined its ability to print in registration with its InMold technology that permits for decorating in the mold while a part is being molded to produce lenses for hand held electronical devices. The Company is also in the process of introducing a new product called Super Voidable Tapes. These tapes are used on money pouches, and if the bags are tampered with enroute to their destination, the word "void" appears on the tape. The Company has also developed another method to simplify the decoration process in packaging called "cold transfer." By using cold transfer technology, there is no need to use a stamping die, heat or high pressure to create a transfer. Instead, the customer prints a special adhesive onto the desired patterned area, and simply presses the cold transfer product against the adhesive to complete the transfer.

Overview of Products

The Company's principal product types include the following:

o Holographic Products include the Company's high-technology holograms used as security markings on products such as software packages and merchandise, transportation and event tickets, and other products susceptible to counterfeiting or tampering, as well as holographic images for packaging and other visual markets. The Company also has a patented, computer-generated dot-matrix process which produces minute juxtaposed holographic gratings resulting in a composite image with up to 60,000 individual holograms per square inch and which can include overt and covert data. The Company has also introduced AEGIS(TM) (Anti-Counterfeit Encrypted Graphic Image System), a computer-based imaging system that offers significant advances and improvements over what the industry calls dot matrix holography.

o Printed Products include specialized functional coatings used primarily as an alternative to painting or using liquid laminates on wood substitutes and plastics. The most important markets for these products include engineered board products used in the RTA furniture market, kitchen and bath cabinets, factory-constructed housing interiors, value-priced furniture, window trim and moldings, picture frames, consumer electronics, automotive and appliance markets. NeoClad(TM)is a non-PVC laminate that is more environmentally friendly than competitive vinyl laminates. This product adheres to the various surface elevations of profiled edges of medium-density fiberboard applications such as panel doors, and helps round out our offering to the furniture market. Its finish is comparable to wood, and it is less expensive and easier to apply than vinyl products, which saves our customers significant labor costs. Another new application is a combination of the Company's ability to print in registration with the Company's InMold decorating technology to produce lenses for hand held electronical devices.

o Pharmaceutical Products consist of specialized functional coatings for heat transfer printing on pharmaceutical products, such as intravenous solution bags, syringes and other uses requiring non-toxic ingredients, adhesion during the sterilization process and FDA approval.

o Security Products include tamper-evident signature panels and abrasion resistant tipping foils for transaction cards, as well as specialized multi-coercivity magnetic stripe products applied to both plastic transaction cards and disposable fibrous substrates, such as driver's licenses, student identification cards, airline tickets, mass-transit tickets and telephone debit cards. This product line also includes intaglio printing used on documents such as stock certificates, bonds, birth certificates, gift certificates, certificates of authenticity and encoding numbering and applying security devices to gift cards. This product group also includes a new product offering called Super Voidable tapes. These tapes are used to seal money pouches and if the bags are tampered with enroute to their destination the word "void" appears on the tape.

o Specialty Pigmented and Simulated Metal Products. Specialty Pigmented Products include automobile batteries, cosmetics containers, industrial signage and other markets requiring a particularly durable specialized functional coating. Specialty Simulated Metal Products include bright-simulated metal and reflective coatings used in the appliance, automotive and cosmetic markets. Most of these coatings are produced with a state-of-the-art ultra-violet curing process, which results in higher abrasion and chemical resistance. Another offering in this product category is Infraprint, a foil that permits high-speed inkjet and laser printing to its surface.

Markets

The Company and its subsidiaries operate in a single business segment, which is the formulating and manufacturing of chemically-complex, multi-layered functional coatings. The following table summarizes the Company's principal markets and product applications:


                                                      # of
                                                      CFC
                                        Selected      Sales
Market         Application              Customers     2001  Key Product Features
------         -----------              ---------     ----  --------------------

Holographic    Authentication seals,    Intel, Xerox,  17%  - Fully integrated
Products       trophies, point-of-      AquaFresh,            manufacturing
(product       purchase packaging,      Colgate, Crest,       process
authenti-      security labels          NASA Magaine,       - Authenticates
cation,                                 Foreign Government    products
high-end
eye-catching
packaging)

Printed        RTA furniture (bedroom,  Sauder         28%  - Superior lead
Products       office, entertainment    Woodworking,          times
(Engineered    centers), promotional    Hart Furniture,     - Scratch/mar
Board,         furniture (hotel and     Ameriwood, Lazy       resistant finishes
building       office), cabinets,       Boy, Cana, Inc.,      (Armortite
products,      manufactured home        National Picture      Plus(TM))
consumer       interiors, picture       Frame, Giusto       - Match to any
electronics,   frames, award plaques,   Manetti Battiloro     pattern or color
home           tropy bases, InMold      S.p.A. (Italy),     - NeoClad(TM)
decorating,    products                 Ashley Furniture,
trophies/                               Progressive Furniture
awards)

Pharmaceutial  Intravenous solution     Baxter         17%  - Used on FDA
Products       bags, drainage bags,     Healthcare,           approved products
               renal bags, syringes,    Abbott Labs,        - Passes stringent
               pipettes, tubing         Tyco Kendal,          sterilization
                                        B. Braun Medical,   - Does not offset
                                        C.R. Bard,
                                        Fresenius,
                                        Bieffe Medital

Security       Magnetic stripes,        Visa,          15%  - High coercivity
Products       signature panels,        MasterCard,           magnetic stripe is
(transaction   indent and tipping       Diners Club,          durable (exceeds
cards,         foils for credit         Discover Card,        life of card)
identifi-      cards, debit cards,      Eurocard, American  - Signature panels
cation cards)  ATM cards, access        Express, Sears,       are tamper evident
               cards, driver's          Novice, Best Buy,   - Intaglio printed
               licenses, passports,     Foreign Government    stocks, bonds,
               intaglio printed                               birth certificates
               security documents,                            and gift
               gift cards, money                              certificates
               delivery pouches                             - Gift cards
                                                            - Super Voidable
                                                              Tapes

Specialty      Beverage cases,          Rubbermaid,    23%  - Scratch/mar
Pigmented and  industrial safety        Johnson               resistant
Simulated      signs, battery cases,    Controls, Mattel,   - Chemical resistant
Metal          vent caps, spark         Rehrig Pacific,     - Low-cost
Products       plugs, dashboard         Gillette, Bic         alternative
(injection     inserts, tail lenses,                        - Variety of colors
molded and     toys, cosmetic                               - Non-toxic
extruded       containers
plastics

Chemical Coatings

The manufacture of the Company's chemical functional coatings is a multi-step process that involves pigments, solvents and resins which are blended into one of more than 2,500 proprietary formulations. The first step in production is the application of a release agent to a roll of plastic film carrier. The release agent allows the coating to separate from the plastic film carrier during the application of the coating by the customer to the customer's product. The plastic film carrier is then deposited with either pigments or dyes to achieve the desired color, pattern and physical characteristics. These characteristics include resistance to general abrasion, ultra-violet light exposure, contact with alcohol, exposure to solvents and reactive household chemicals, contact with acids, size of area to which the coating is applied, overstamping and adhesion characteristics, and the surface to which the specialty coating is applied. The number and type of coatings required are determined by the functional and visual requirements of the product. Specialty coatings for woodgrain products undergo a more extensive manufacturing process because of the intricacies involved in aligning the patterns to create a design during the coating process. Plated and simulated metal coatings require additional treatment in a vacuum deposition chamber, in which a microscopically thin coating of aluminum is deposited on the coating to give it its reflective and bright metallic appearance.

Holographic Products

In January 2000 the Company purchased the worldwide rights to certain holographic technology from a former joint venture partner, Applied Holographics PLC, for $3.6 million, and formed a new division, CFC Holographics to develop and exploit those rights and manufacture and market holographic products to customers around the world.

CFC Holographics has given the Company the unique ability to produce holographic art origination that involves a patented, computer-generated dot matrix technology. The Company's proprietary holographic technology, AEGIS, further enhances this dot matrix holography. In addition, CFC Holographics has provided the Company with the capability to develop and compete in a growing market for holographic coatings, which is a specialized type of transferable coating embossed with a holographic image. These holographic products are used primarily for security-sensitive products for authentication, anti-counterfeiting purposes; and for eye-catching point-of-purchase displays and consumer packaging.

In mid-2001 the Company consolidated its Ventura, California Optical Laboratory into its Countryside, Illinois facility. The Company originates its holograms at its holographic laboratory in Countryside, Illinois, by creating a master image through a process utilizing laser beams, mirrors and lenses. To produce a holographic master image, the subject of the hologram, which can be either a live image, a three-dimensional model, or flat artwork, is photographed using light from a laser beam that is split and refracted at differing angles and reunited in an interference pattern on a photographic plate. The Company then uses this photographic plate to create a metal plate or "shim" that is electro-magnetically grown from the master image. These metal plates are used to replicate the hologram by embossing the holographic image on specially formulated transferable coatings manufactured by the Company.

When a hologram is viewed from different angles, features of the depicted object can be seen that would not be visible in a photograph. Depending on the model and technique used to make the master image, the holographic image can be made to appear three-dimensional and to move as the viewing angle changes.

Holographic products represented approximately 15.8%, 19.4% and 17.0% of the Company's net sales in the years ended December 31, 1999, 2000 and 2001 respectively.

Holograms and Security or "Product Authentication"

Holograms, which cannot be color-copied and are not readily made except by a properly equipped holographic house, have established themselves as a premier technology for defending against unauthorized copying or counterfeiting of products. Identification of an authentic hologram, when used as a security device, is convenient and inexpensive and can also be done by sight without any special machinery. The Company is able to produce holograms that contain covert images that are visible only with the aid of special devices and which are more difficult to reproduce. The high degree of technical skill and capital investment required to replicate holograms acts as an obstacle to unauthorized duplication, thereby making holograms useful as anti-counterfeiting and security devices. Holograms are widely used as a security device by computer software and hardware companies, and entertainment event marketers, in addition to other industries. For example, the Company supplies holograms used to authenticate Intel Corp.'s Pentium(R) 3 and 4 microprocessors.

CFC Holographics' patented computer-generated dot matrix holographic origination process is capable of producing tiny "dot" holograms at a coverage rate of up to 60,000 dots per square inch. Each individual dot hologram can be oriented at any one of 256 different angles, thus creating juxtaposed holographic cells that change when the viewing angle changes. The Company has discovered how to produce computer-developed overlapping images so that these images appear as the viewer's angle-of-view changes. The flexibility created by the dot matrix process provides the Company with state-of-the-art holographic products that are both cost-effective and extremely intricate and, as a result, difficult for competitors to generate products of comparable quality and security orientation. The Company's proprietary holographic technology, AEGIS, further enhances this dot matrix holography. AEGIS allows micro precision dot placement, and varying dot sizes and shapes to be mixed together to create very smooth, fine lines and extremely complicated arcs and curves. AEGIS puts advanced security into dots-type holography, producing features that are difficult to reproduce at any resolution. The Company has introduced HoloLam, a full-face holographic pattern laminate for the full front and back of credit cards. The Company is introducing HoloMag, a magnetic stripe imbedded in a holographic design with overt and covert features.

Holographic Packaging Products

The visual appeal and uniqueness of holograms make them ideal for applications on consumer products and point-of-purchase displays. These include ribbons and paper for gift packaging, paper and plastic wrapping for packaging of food and other products. The Company's dot matrix technology results in holograms with a brighter appearance and an enhanced depth of image. In addition, the Company's 60" wide coating and embossing capabilities give the Company a lower cost structure, making holograms economically practical for these and additional applications, and give the Company a broader market for holographic products. Most competitors use embossers 6" to 30" wide. An example of this type of product application is the Company's development of holographic promotional packaging for Aquafresh Whitening Toothpaste and Colgate Total Toothpaste.

In holography, the Company developed a product that uses cold transfer technology to simplify the decoration process of packaging. By using the cold transfer technology, there is no stamping die, heat or high pressure to create the transfer. Rather, the customer prints a special adhesive onto the desired patterned area, and simply presses the cold transfer product against the adhesive to complete the transfer.

Printed Products

The Company's printed coatings are featured on numerous consumer products manufactured by companies such as Ashley, Cana, Guisto Manetti Batiloro SPA (Italy), Hart and Sauder. Printed Products include Engineered Board coatings for RTA and promotional furniture, picture frames, manufactured housing and window treatments. These products represented approximately 26.5%, 25.6% and 28.2% of the Company's net sales in the years ended December 31, 1999, 2000 and 2001, respectively.

Engineered Board Coatings. Engineered Board coatings are functional and simulated patterned coatings including woodgrains, marbles, granites and other patterns used to coat particleboard and medium density fiberboard. A broad range of global consumer markets utilize engineered wood for RTA furniture and other products like trophies, awards and plaques. RTA furniture is designed to provide an inexpensive alternative to traditional furniture and is a market which has experienced especially strong growth in recent years. It is shipped unassembled from the factory to the store and is either assembled at the store before purchase or later by the consumer. RTA furniture products include home entertainment centers, home theater systems, TV and VCR stands, bookcases and furniture designed to hold home-office equipment. NeoClad(TM) is a non-PVC laminate that is more environmentally friendly than competitive vinyl laminates. It also has the feel of real wood. This specially formulated film is a durable, thermo formable decorating laminate available in woodgrain patterns and other designs. NeoClad is also protected with the Company's proprietary topcoat technology Armorite Plus(TM). The Company's FLEXRITE(TM) product, is a value-added coating for paneled cabinet doors and products with profiled, rounded edges. The Company's FLEXWRAP(TM) product wraps around arms, legs and pedestals of furniture made from medium density fiberboard.

The Company's proprietary product Armorite Plus(TM) is an innovative coating technology used in certain of the Company's printed products that provides exceptional scratch and mar resistance while allowing the customer greater manufacturing efficiency by reducing the need for another processing application. In addition, Armorite Plus(TM) has provided customers with cost savings due to a reduction in handling and shipping damage to their products.

Plastic Substrate Coatings. Plastic substrate coatings manufactured by the Company are used for similar visual and functional purposes as its Engineered Board coatings and are used on appliances, windows, doors, vinyl sidings, specialty window coatings and picture frames.

The fastest growing market for plastic substrate coatings is the plastic building products market, which uses plastics for windows, doors and vinyl siding. Plastics can be more cost effective than wood, especially in Asia and Europe, and plastic exterior building products do not shrink or warp to the degree that wood does and they are not susceptible to insect damage. The two principle challenges facing coatings for the plastic building products industry are fade resistance and adequate adhesion. CFC utilizes an erosion resistant polyvinylidene fluoride polymer ("PVFP") system to produce one of the most fade resistant coatings used in the industry. The PVFP system also produces flexible coatings, which allows for vacuum forming on plastics or post-forming on metal treated surfaces without visible cracking of the coating. CFC has also developed unique adhesion characteristics, which have improved acceptance of this coating in the marketplace.

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

The Company's printed InMold products provide additional functionality and improved productivity for precision layouts on the housings of hand held electrical devices.

Pharmaceutical Products

A significant portion of the Company's pigmented coatings are designed for use on pharmaceutical products. Pigmented coatings used in the pharmaceutical industry must meet rigid quality specifications, including use of non-toxic ingredients, adhesion during the sterilization process, and FDA approval. The Company's attention to exacting standards, technology, industry expertise, dedication to research and development and quality assurance commitment has ensured its position as the market leader of transferable pharmaceutical coatings.

Typical applications for pharmaceutical coatings include intravenous solution bags, blood bags, renal bags, drainage bags, tubing and disposable syringes. CFC currently has stringent certification programs in place with large pharmaceutical companies, which provide the Company with their specific substrates and their exact usage requirements. CFC establishes quality control testing procedures to meet or exceed the customers' incoming quality control requirements, and, therefore, saves its pharmaceutical customers considerable time and labor costs on incoming inspections.

CFC is a "preferred supplier" to Baxter Healthcare Corporation worldwide. This means that CFC is one of only fifteen of Baxter's suppliers (out of approximately 800 suppliers) that meets Baxter's stringent standards for such designation. In order to attain "preferred supplier" status with Baxter, the Company was required to deliver products to Baxter for a three-year period free of defects in product quality, delivery procedures and paperwork. The Company has an exclusive supplier's contract for heat transferable coatings with Baxter, and Baxter has a majority market share of the intravenous solution bags sold worldwide. This contract was renewed for three years in March 2001. The Company also was named a "preferred supplier" to Abbott Laboratories' Hospital Products Division ("Abbott") in 1994, and has maintained that distinction. The Company was also named a "certified supplier" to Abbott's Montreal location in 1998. Other manufacturers of pharmaceutical products that the Company currently supplies include C.R. Bard, Inc., B. Braun Medical, Tyco Kendal, Bieffe Medital and Fresenius. It is one of the goals of CFC to achieve a similar supplier relationship with other pharmaceutical companies that require transferable coatings.

Pigmented coatings used on pharmaceutical products represented approximately 13.8%, 13.0%, 17.2% of the Company's net sales in the years ended December 31, 1999, 2000 and 2001 respectively.

Security Products

Security Products are divided into several categories within CFC's core coatings product line. These are tamper-evident signature panels, multi-coercivity magnetic stripe, high-abrasion indent and tipping foils, intaglio printed documents, gift cards and Super Voidable Tapes.

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

The market for these products is strong and is expected to continue to experience growth. The increasing use of promotional cards by VISA and MasterCard, including airline mileage cards, automobile discount cards and other branded cards, is contributing to continued growth in the industry. The Company has been a major producer of tamper-evident signature panels since this market first emerged and has developed and maintains its own library of print cylinders for the signature panels for several companies. CFC is a specified supplier to VISA, MasterCard, Discover Card, Diners Club and other leading sponsors of transaction cards.

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

Magnetic stripes increasingly are being used in new applications that require both the conveyance of information and speed of processing, such as airline tickets, mass-transit tickets, building access cards, passports, driver's licenses and telephone debit cards. Because magnetic stripes are relatively inexpensive, they can be applied to paper products and do not present the environmental issues associated with solvent-based printing inks. They are an attractive alternative for disposable product applications.

High-abrasion tipping foils are coatings used to provide contrast between the embossed letters and the surface on plastic cards. They are offered in both pigmented and metallized colors and enhance the readability and general aesthetics of the card.

CFC-Northern Bank Note is an intaglio printer of high security documents such as stock certificates, bonds, gift certificates and certificates of authenticity. In the intaglio printing process, ink is built onto the surface upon which the printing is applied, and the ink is evident to the touch. CFC-Northern Bank Note also prints, numbers, encodes and applies security devices and distributes gift/debit type cards.

The Company recently has developed a unique security product called Super Voidable tapes. Super Voidable tapes are a pressure sensitive tape that will be used to securely seal plastic moneybags (i.e., from banks, stores and casinos). The tapes possess special tamper-evident features that would indicate any attempts to open the bags before they have arrived at their intended destination. In addition, we are working diligently to expand this technology into a family of security tapes and labels (including holographic versions) for a variety of markets.

Security products represented approximately 13.2%, 11.6% and 15.1% of the Company's net sales in the years ended December 31, 1999, 2000 and 2001 respectively.


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

Key markets for the Company's simulated metal coatings include appliances, automotive, cosmetics, specialty advertising and they are used in improving point-of-purchase sales. These coatings are highly specialized and must be specifically developed for the product or container on which they are to be used. For example, a coating used on a lipstick container may not be usable on a perfume bottle. Product applications that utilize the Company's pigmented coatings include credit cards, blow molded bottles, automobile batteries, automotive gauges, copier panels, garbage cans, industrial signage, golfing accessories, housewares, lipstick tubes, mud flaps, pens, personal care products, recycle bins, squeeze tube and toys.

Specialty pigmented and simulated products represented approximately 30.7%, 30.3% and 22.3% of the Company's net sales in the years ended December 31, 1999, 2000 and 2001 respectively. The market for simulated metal coatings, particularly for use in graphics, is highly competitive and has been experiencing generally declining gross margins. Accordingly, the Company has determined to not actively pursue low margin graphics business in this market. Notwithstanding this decision, beginning with the CFC Oeser acquisition in March 1999, this product line's volume has increased substantially because the majority of CFC Oeser's sales were in this category, representing 81.1% of specialty pigmented and simulated metal sales for 2001. The Company's strategy is to add technology to the CFC Oeser product line and enhance the value of these products.

International Sales

The Company maintains offices, warehouse space and finishing operations in the United Kingdom, and manufacturing, laboratory and offices in Germany. In addition to sales made directly to international customers by the Company's Regional Managers covering Europe, and the Pacific Rim (including Japan), the Company sells to customers around the world through a network of forty-one distributors. The Company's markets have seen a new globalization, and the Company plans to continue its emphasis on the worldwide requirements of its customers and expanding overseas demand.

During the years ended December 31, 1999, 2000 and 2001, net sales to Europe, the Pacific Rim, and other customers outside of the United States were $31,607,000, $35,249,000 and $29,625,000, respectively, and represented approximately 47.8%, 51.7% and 47.8%, respectively, of the Company's net sales.

Research and Development

Management believes that a major factor contributing to the Company's growth has been continued investment in research and development. The Company's Research and Development department has contributed to the development of formulae, proprietary know-how, modifications to existing equipment, and specifications for both new equipment and new raw materials. Tangible results have included improved ease of coating application, abrasion resistance, functionality and the expansion of the market for the Company's holographic products. The recent development of NeoClad(TM) for printed products allows the Company's customers to use an environmentally friendly laminate that has the feel of real wood. The Company has also developed another method to simplify the decoration process in packaging called "cold transfer." By using cold transfer technology, there is no need to use a stamping die, heat or high pressure to create a transfer. Instead, the customer prints a special adhesive onto the desired patterned area, and simply presses the cold transfer product against the adhesive to complete the transfer.

The Company maintains a group of personnel that is dedicated to the creation of new patterns, designs, colors, shades and textures, including holographic designs. This includes an engineering and chemistry laboratory in Chicago Heights, Illinois that employs thirteen people. In addition, the Company maintains an art origination studio in Countryside, Illinois, that is dedicated to holographics and which employs four people who perform holographic research and development. The former holographic research laboratory in Ventura, California was consolidated into Countryside, Illinois in June 2001. In the years ended December 31, 1999, 2000 and 2001, the Company spent approximately $2,022,000, $2,745,000 and $2,222,000 respectively, on research and development.

Customers in the markets served by CFC are in the process of their own search for technological breakthroughs that will contribute to low cost production and expanded markets through new products and at the same time meet environmental standards. The Company is making substantial on-going investments in research and development in an effort to assist its customers in the development of new technology and products. Recent examples include InMold products for in mold decorating, NeoClad for furniture and home decorating products, HoloLam and HoloMag for custom credit card runs, Super Voidable Tape products and cold transfer technology for packaging.

Marketing and Sales

As of December 31, 2001, the Company had 21 full time sales people serving over 5,000 existing customers. Sales personnel include the Vice President of Sales and Marketing, who is responsible for the Americas, one Product Manager, four Regional Managers and fifteen Field Sales Engineers who are compensated on a salary plus commission basis. The Managing Director of the United Kingdom is responsible for all United Kingdom and African sales, the German Domestic Sales Manager is responsible for all German domestic sales, the German Export Manager is responsible for all Europe export sales from Germany and the Middle East, and a Regional Manager is responsible for the Pacific Rim (including Japan). The Vice President of CFC NBN is the security product manager. The majority of CFC's products are sold directly to original equipment manufacturers who incorporate the Company's products into their own products. In addition, limited use is made of a network of two distributors who service small accounts in the United
States and thirty-nine distributors who service international markets. The Company's Japanese technical sales representative is responsible for Japan; however, all Japanese sales are through a distributor.

The Company markets a combination of standard products and specialty items on a minimum order basis, and most of the Company's sales are not pursuant to long-term sales contracts. Because most customers require prompt turnaround from order to delivery, the Company does not have a material amount of backlog and backlog comparisons are not indicative of sales trends at any given time.

The Company's three largest customers in 2001 were Baxter Healthcare, Ty, Inc. and Best Buy. Sales made to Baxter are pursuant to an exclusive provider contract, which was renewed for three years in March 2001. The agreement requires the Company to supply all of Baxter's needs for transferable coatings at specified prices, which may be adjusted to reflect changes in certain of the Company's costs. Sales to Baxter for each of 1999, 2000 and 2001, were $6,136,000, $5,558,000 and $6,926,000, respectively. Sales to Ty, Inc. for each of 1999, 2000 and 2001 were $2,314,000, $3,081,000 and $1,951,000, respectively.
Sales to Ty, Inc. are made on an individual purchase order basis. Sales to Best Buy are made on a contract basis, prices may be adjusted similar to Baxter, and runs through December 31, 2002. Sales to Best Buy for each of 1999, 2000 and 2001 were $181,000, $733,000 and $1,976,000, respectively.

Manufacturing and Production

Much of the Company's machinery and equipment was engineered and developed by the Company. Technical manufacturing efficiencies allow the Company to maintain high quality standards while producing products efficiently. The Company's introduction of a 60" wide holographic embosser has given the Company a competitive cost advantage over the industry norm of 6" to 30" wide capabilities. Management of the Company believes this significantly increases the potential applications for holographic products.

The Company obtained ISO 9001 registration from an approved ISO 9001 accreditation firm in June 1995, which permits the Company to offer certification programs to its customers, thereby eliminating the need for the customers to make incoming inspections of the Company's products and also providing just-in-time inventory, reducing customers' inventory carrying costs. The Company successfully received re-certification in July 2001.

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

Competition

CFC competes with a number of companies in the transferable chemical coatings industry. The Company is aware of only one competitor, Leonhard Kurz & Co. GmbH, which competes with the Company in most of the Company's markets. Customer criteria for purchase of products include product quality, innovation and engineering capability, price, availability and service. The Company believes that it competes favorably on these factors.

Competitors range from small enterprises to divisions or subsidiaries of large multi-national conglomerates with greater financial and management resources than the Company. CFC uses a partnership approach in its relations with its major customers. Partner customers agree to purchase not less than 80% of their requirements from CFC and to furnish CFC with continuing long-term procurement projections. This gives partner customers preferential scheduling, priority research and development and personalized customer service.

The transferable chemical coatings industry not only requires specialized knowledge and technology, but also is capital intensive, requiring expensive difficult-to-construct and difficult-to-operate machinery and equipment to apply the specialty chemicals on to the film carrier. A production facility must also comply with stringent federal, state and local environmental laws and regulations.

The Company competes with three significant producers of holographic products in the United States, two of which have greater financial and management resources than the Company. The Company believes that the principal factors affecting competition are the basic design of the holograms, quick turnaround on art origination, consistency of embossing, low-cost manufacturing, the quality and brightness of the image and competitive pricing. The Company believes that it competes favorably on these factors.

Raw Materials and Supplies

The Company is not dependent on any one supplier for any single raw material. The Company's suppliers fall into three general groups: suppliers of plastic film that serve as the carrier for the Company's specialty coatings; suppliers of chemicals; and suppliers of packaging materials.

The Company purchases from suppliers on a purchase order basis and, consequently, has no long term supply contracts. The Company has not been materially affected by increases in raw material prices. Management believes that there are sufficient suppliers of plastic films, chemicals and packaging materials in the market to meet its requirements.

Governmental Regulation

The Company's operations are subject to federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage and disposal of solid and hazardous wastes. The Company has installed equipment and procedures, which the Company believes result in controls substantially in excess of those required for full compliance with applicable state and federal environmental requirements. To better control airborne environmental emissions, the Company installed a stack and afterburner in 1992, which is currently designated by EPA standards as Maximum Achievable Control Technology and which, in tests observed in December 1997 by the Illinois EPA, resulted in a 100% capture and 99.6% destruction rate of the airborne pollutants generated by the Company's manufacturing processes, greatly exceeding the 81.0% EPA standard. Because both technology and applicable laws and regulations are evolutionary and subject to change, the Company cannot predict with any certainty the investments and expenditures that it will be required to make to comply with these changing laws and regulations.

Employees

As of December 31, 2001, the Company had approximately 373 full-time employees. These included 191 in manufacturing, 76 in support services, 54 in marketing and sales, 24 in research and development and 28 in administration and management. Certain of the Company's manufacturing employees in Germany are covered by collective bargaining agreements. The Company has never experienced a significant work stoppage and considers its employee relations to be good.

ITEM 2.  PROPERTIES

The Company owns a 150,000 square foot building at 500 State Street in Chicago Heights, Illinois which houses its corporate headquarters and its primary manufacturing operations, and currently utilizes approximately 75% of the building's capacity. The Company's other principal properties are leased and include the following: a 38,000 square foot intaglio printing facility in Countryside, Illinois; a 10,000 square foot warehouse in Chicago Heights; a 10,000 square foot warehouse, finishing, and office facility in a suburb of London, England; and a 109,000 square foot manufacturing, warehouse, laboratory and office facility in Goppingen, Germany. The Company considers its properties to be adequate to conduct its business for the foreseeable future and believes that it would be able to acquire or lease additional property, if needed, on terms acceptable to the Company.

ITEM 3.  LEGAL PROCEEDINGS

The Company's former parent corporation, Morton International, Inc. ("Morton"), has been named by government environmental agencies as a "potentially responsible party" with respect to environmental liabilities at the Fisher-Calo Superfund Site in Kingsbury, Indiana (the "Fisher-Calo Site"). Morton and other potentially responsible parties entered into a consent agreement in 1991 with the government agencies that provide for the remediation of the site, estimated to cost approximately $40 million, and which allocates approximately 0.24% of the remediation costs to Morton. While the Company has been named a potentially responsible party and a third-party defendant in the litigation relating to the clean-up of the Fisher-Calo Site, U.S. v. David B. Fisher, et al, which is pending in the U.S. District Court for the Northern District of Indiana, Morton and the Company have reached an agreement whereby Morton and the Company will share equally in the remediation cost that is ultimately determined to be attributable to waste produced by the Company's predecessor. Based upon such agreement, the Company estimates that its portion of the remediation costs will be approximately 0.12% of the total cost of remediation at the Fisher-Calo Site. There is no assurance that remediation of the Fisher-Calo site can be accomplished for $40 million. The Company has a remaining previously established accrued liability balance of $141,000 related to these matters at December 31, 2001. It is management's opinion, based upon investigation of the quantities and types of waste and the other parties involved, that the Company's share of any liability would not substantially exceed that amount. The adequacy of the accrued liability is reviewed periodically as more definitive information becomes available. In January 2002, the Company made a payment of $44,027, which represented a progress payment for remediation of this site. The Company's former parent has been notified it may be a potential responsible party with respect to environmental liabilities at the Galaxy Superfund site in Elkton, Maryland. At this time, the Company's liability, if any, can not be ascertained, however, the Company's management believes this will not have a material effect on the financial condition or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


The Company's common stock, par value $.01 per share ("Common Stock"), is traded in the Nasdaq National Market tier of The Nasdaq Stock Market ("Nasdaq"), under the symbol "CFCI." On December 31, 2001, the last reported sale price of the Common Stock on the Nasdaq National Market was $4.00 per share. At March 11, 2002, there were approximately 134 record holders of the Common Stock. The table below sets forth the high and low sales prices of shares of Common Stock on the Nasdaq National Market as reported by Nasdaq for the periods indicated.


                               Market Information
                                                           Price per Share of
                                                              Common Stock
                                                           ------------------
                                                           High           Low
                                                           ----           ---
Year Ended December 31, 2000
       1st Quarter ...............................         7.25           4.88
       2nd Quarter ...............................         9.00           4.75
       3rd Quarter ...............................         7.75           5.25
       4th Quarter ...............................         7.00           3.06
Year Ended December 31, 2001
       1st Quarter ...............................         6.25           3.50
       2nd Quarter ...............................         5.13           4.10
       3rd Quarter ...............................         4.50           3.00
       4th Quarter ...............................         4.60           3.40


The Company intends to retain its earnings, if any, to finance its growth and for general corporate purposes and therefore does not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of any future dividends will be subject to the discretion of the Board of Directors of the Company. In addition, the Company's bank credit facility prohibits the payment of cash dividends. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." Any determination as to the payment of dividends in the future will depend upon results of operations, capital requirements, restrictions in loan agreements, if any, and such other factors as the Board of Directors may deem relevant at the time.

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data set forth below has been derived from the financial statements of the Company. The financial statements for each of the years in the five-year period ended December 31, 2001, have been audited by PricewaterhouseCoopers LLP, independent accountants, whose Report for the years ended December 31, 1999, 2000, and 2001 appears elsewhere in this Report. This selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes thereto appearing elsewhere in this Report.

                                           Year Ended December 31,
                            --------------------------------------------------
                               1997      1998      1999     2000       2001
                               ----      ----      ----     ----       ----
                                   (In thousands, except per share data)
Income Statement Data:
Net sales ...............    $42,319   $51,047   $66,147   $68,240    $61,995
Cost of sales ...........     23,985    30,618    42,598    43,218     41,033

Selling, general and
  administrative .........     8,772     9,964    14,010    15,666     13,333
Research and development..     1,344     1,585     2,022     2,745      2,222

Depreciation and
  amortization ............    2,093     2,072     3,329     4,225      4,076

International consolidation
  expense ..................      --        --        --       768         --
                              -------   -------   -------   -------    -------
Operating income ............. 6,125     6,808     4,188     1,618      1,331

Interest expense .............   413       570     1,030     1,337      1,484
Interest income ..............    --        --        --       (58)       (10)
Other expense ................    --        17        20        --         16
Other income .................    (6)      (30)      (29)     (163)       (29)
                              -------   -------   -------   -------    -------
Income (loss) before
  taxes and minority
  interest.................... 5,718     6,251     3,167       502       (130)
Provision (benefit)
  for income taxes ........... 2,207     2,260       922       180        (55)
Minority interest in
  net income of CFC
  Applied Holographics (1) ...   290       343        --        --         --
                              -------   -------   -------   -------    -------
Income (loss)
  from continuing operations..  3,221     3,648    2,245       322        (75)
                              -------   -------  -------    -------    -------
Net income (loss) ............$ 3,221   $ 3,648  $ 2,245   $   322     ($  75)
                              =======   =======  =======   =======     ======

Basic earnings (loss)
  per share (see Note 12 in
  financial statements) ......$  0.71   $  0.82  $  0.49   $  0.07     ($0.02)
Diluted earnings (loss)
  per share (see Note 12
  in financial statements) ...$  0.71   $  0.80  $  0.49   $  0.07     ($0.02)

Other Data:
Capital expenditures .........$ 3,319   $ 2,050  $ 2,958   $ 3,758    $ 2,586
Depreciation and amortization   2,093     2,072    3,239     4,225      4,076
Adjusted EBITDA (2) ..........  8,218     8,880    7,517     6,611      5,407
Cash dividends declared (4) ..   None      None     None      None       None
Net cash provided by
  operating activities .......  4,690     6,168    3,095     2,066      7,696
Net cash used in
  investing activities ....... (3,566)   (2,050)  (7,048)   (7,290)    (2,359)
Net cash provided by
  (used in)
  financing activities ........  (214)     (513)     355     3,372     (2,182)

Balance Sheet Data:
Working capital ..............$12,993   $15,306   $15,076  $14,940    $14,822
Total assets ................. 35,498    39,280    55,362   56,401     55,197
Total debt (3) ...............  8,585    10,624    21,029   24,418     22,134
Stockholders' equity ......... 18,567    20,971    23,745   23,095     22,642

--------
(1)  The Company purchased the minority partners share on October 1, 1998.
(2) The Company believes adjusted earnings before interest, taxes, depreciation and amortization, international consolidation expense, other expense, other income and minority interest (adjusted EBITDA) is a meaningful measurement for its business. It should be noted that adjusted EBITDA noted above is not comparable to the similarly titled measure "EBITDA" used by other entities. The adjusted EBITDA differs from EBITDA and should also not be considered as an alternative to net income or cash flows from operating activities, which are determined in accordance with generally accepted accounting principles, as an indicator of operating performance or as a measure of liquidity.
(3)  Includes current and long-term portions of debt.
(4)  The Company's debt agreements prohibit the payment of dividends.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company formulates, manufactures and sells chemically-complex, transferable multi-layer coatings for use in many diversified markets such as furniture and building products, pharmaceutical products, transaction cards, including credit cards, debit cards, ATM cards and access cards, intaglio printing and on sophisticated embossable coatings for holographic packaging and authentication seals. During the period 1997 to 2001, the Company has experienced, and expects to continue experiencing, shifts in the relative sales and growth of its various products. The Company believes that such shifts are in the ordinary course of business and are indicative of its focus on specific niche markets. Holographic products grew from 13.4% in 1997 to 17.0% of net sales in 2001, primarily due to authentication sales and consumer products packaging. Printed products sales declined from 38.0% in 1997 to 28.2% of net sales in 2001. This decline as a percentage is due to the growth in other product lines. Sales of printed products increased from $16.1 million in 1997 to $17.5 million in 2001, or an increase of 8.7%. Pharmaceutical products sales declined from 19.1% in 1997 to 17.2% of net sales in 2001 due to the growth of other product lines. Actual pharmaceutical product sales increased from $8.1 million in 1997 to $10.7 million in 2001, or an increase of 32.1%. Security products sales decreased from 16.0% in 1997 to 15.1% of net sales in 2001. Sales of security products increased from $5.2 million in 1997 to $9.4 million in 2001, an increase of 80.7%, primarily due to intaglio printing for a foreign government and entering the gift card market. Specialty pigmented and simulated metal products sales increased from 13.5% in 1997 to 22.4% of net sales in 2001, primarily due to the acquisition of CFC Oeser. This acquisition occurred in March 1999 and added total sales of $17.8 million in 1999 of which $15.5 million represented specialty pigmented and simulated sales. Specialty pigmented and simulated metal products sales increased from $5.7 million in 1997 to $13.9 million in 2001, or an increase of 143.9%. The specialty pigmented and simulated metal products sales by CFC Oeser in 2001 amounted to $11.3 million. Without the CFC Oeser acquisition, sales in this product category would have decreased in 2001 to $2.6 million, compared to $4.8 million in 1999 and $5.7 million in 1997, a decrease due to the Company's decision to phase out certain products with marginal profitability.

The Company's cost of sales reflects the application of all direct product costs and direct labor, quality control, shipping and receiving, maintenance, process engineering and plant management. Selling, general and administrative expenses are primarily composed of sales representatives' salaries and related expenses, commissions to sales representatives, advertising costs and management compensation. Research and development expenses include salaries of technical personnel and experimental materials.

Results of Operations

The following table sets forth, for the periods indicated, certain income statement data as a percentage of net sales for such periods:

                                  December 31,
--------------------------------------------------------------------------------
                                                      1999       2000      2001
                                                      ----       ----      ----

Net sales ..................................     100.0%      100.0%      100.0%
Cost of goods sold .........................      64.4        63.1        66.2
Selling, general and administrative ........      21.2        23.2        21.5
Research and development ...................       3.1         4.0         3.6
Depreciation and amortization ..............       5.0         6.2         6.6
International consolidation expense.........         -         1.1           -
                                                 ------      ------      -------
Operating income............................       6.3         2.4         2.1
Interest expense and other (income) expense.       1.5         1.6         2.3
                                                 ------      ------      -------
Income (loss) before taxes..................       4.8         0.8        (0.2)
Provision (benefit) for income taxes........       1.4         0.3        (0.1)
                                                 ------      ------      -------
Net income (loss)...........................       3.4%        0.5%       (0.1%)
                                                 ======      ======      =======

2001 Compared to 2000

Net sales for the year ended December 31, 2001 decreased 9.2% to $62.0 million from $68.2 million for the year ended December 31, 2000. Holographic product sales decreased 20.3% to $10.5 million for the year ended December 31, 2001 compared to $13.2 million for the year ended December 31, 2000, primarily due to the decrease in sales of security labels to prevent counterfeiting to a major customer whose volume declined, and another major customer who was in an over inventory position of packaging at the end of December 31, 2000. Printed products sales remained even at $17.5 million for the year ended December 31, 2001 and the year ended December 31, 2000. This was primarily due to a slow down in the manufactured housing market offset by the Company's increase in market share. Pharmaceutical product sales increased 20.0% to $10.7 million from $8.9 million primarily as a result of an increase in sales in Europe. Security products (magstripe, signature panels, tipping products for credit cards, intaglio printed documents and gift cards) sales increased 18.2% to $9.4 million from $7.9 million. This increase is due primarily to the Company's entry into the gift card market and sales of security documents to a foreign government. Sales of specialty pigmented and simulated metal products decreased 33.0% to $13.9 million from $20.7 million, primarily due to the Company's decision to phase out products with marginal profitability.

Cost of goods sold for the year ended December 31, 2001 decreased 4.7% to $41.0 million from $43.0 million for the year ended December 31, 2000. The decrease in costs is primarily a result of lower sales volume. The cost of sales as a percentage of net sales for the year ended December 31, 2001 was 66.2% as compared to 63.1% for the year ended December 31, 2000. The increase in cost of goods sold as a percentage of net sales was due to the cost of using subcontractors on a foreign government security documents job.

Selling, general and administrative expenses for the year ended December 31, 2001 decreased 15.7% to $13.3 million from $15.8 million for the year ended December 31, 2000. The decrease in selling, general and administrative expenses is primarily a result of the impact of the worldwide reduction in workforce which was initiated during the third quarter of 2000. As a result, selling, general and administrative expenses for the year ended December 31, 2001 decreased as a percentage of net sales to 21.5% from 23.2% for the year ended December 31, 2000.

Research and development expenses for the year ended December 31, 2001 decreased 19.1% to $2.2 million from $2.7 million for the year ended December 31, 2000. The decrease in research and development expense was primarily due to the closing of the Company's Optical Laboratory in Ventura, California and the consolidation of those functions into its Countryside, Illinois facility. Research and development expenses for the year ended December 31, 2001 and December 31, 2000 as a percentage of net sales were 3.6% and 4.0%, respectively.

International consolidation expense for 2001 decreased to zero from $768,000 for 2000. The fiscal year end 2000 expense was the result of activities undertaken in August of 2000 to consolidate international operations. During 2001 the $217,000 of costs accrued as of December 31, 2000 were paid and activities to consolidate operations had been completed under the August 2000 plan.

Total operating expense for the year ended December 31, 2001 decreased 8.9% to $60.7 million from $66.6 million for the year ended December 31, 2000 due primarily to the Company's cost reduction activities. Total operating expenses for the year ended December 31, 2001 and December 31, 2000 as a percentage of net sales were 97.9% and 97.6%, respectively, with the percentage being relatively flat because of the sales decline in 2001.

Operating income for the year ended December 31, 2001 decreased 17.6% to $1.3 million from $1.6 million for the year ended December 31, 2000. Operating income for the year ended December 31, 2001 decreased as a percentage of net sales to 2.1% from 2.4% for the year ended December 31, 2000.

Interest expenses for the year ended December 31, 2001 increased 11.1% to $1.5 million from $1.3 million for the year ended December 31, 2000. The increase in interest expense was a result of an increase in interest expense resulting from interest on loans outstanding to fund the purchase of the worldwide rights in certain holographic technology. The purchase in January 2000 included eight months of non-interest bearing debt financing held by the seller, which was converted to interest bearing bank debt in September 2001, which was further offset by lower interest due to scheduled principal payments of debt.

Net income (loss) for the year ended December 31, 2001 decreased to a loss of $75,000 from net income of $322,000 for the year ended December 31, 2000. This decrease was due to reasons discussed previously.


2000 Compared to 1999

Net sales for the year ended December 31, 2000 increased 3.2% to $68.2 million from $66.1 million for the year ended December 31, 1999. Holographic product sales increased 27.0% to $13.2 million for the year ended December 31, 2000 compared to $10.4 million for the year ended December 31, 1999, primarily due to the increase in sales of security labels to prevent counterfeiting and eye-catching packaging. Printed products sales decreased 0.4% to $17.46 million from $17.53 million primarily due to a slow down in the manufactured housing market offset partially by the Company's increase in market share. Pharmaceutical product sales decreased 2.4% to $8.9 million from $9.1 million primarily as a result of a competitive non-FDA approved product introduced in Latin America and the adverse affect on sales due to weaker European currencies. Security products (magstripe, signature panels, tipping products for credit cards and intaglio printed security documents) sales decreased 9.2% to $7.9 million from $8.8 million. This decrease is due primarily to pricing pressures in signature panel and magnetic stripes. Sales of specialty pigmented and simulated metal products increased 1.8% to $20.7 million from $20.3 million, primarily due to the CFC Oeser acquisition. In 1999, sales included nine and one-third months of Oeser sales after acquisition compared with twelve months sales activity in fiscal 2000. The Company acquired Oeser on March 19, 1999. The Oeser acquisition provided sales of $16.6 million in 2000 and sales of $17.8 million in 1999, primarily in specialty pigmented and simulated metal products.

Cost of goods sold for the year ended December 31, 2000 increased 1.1% to $43.0 million from $42.6 million for the year ended December 31, 1999. The cost of goods sold as a percentage of net sales for the year ended December 31, 2000 was 63.1% as compared to 64.4% for the year ended December 31, 1999. With the Oeser acquisition, cost of goods sold increased to $15.2 million in 2000, compared to $14.2 million in 1999 due to a full year of Oeser manufacturing costs offset by lower sales volume.

Selling, general and administrative expenses for the year ended December 31, 2000 increased 12.9% to $15.8 million from $14.0 million for the year ended December 31, 1999. This increase is primarily due to the increase in selling, general and administrative expenses attributable to having a full 12 months of CFC Oeser activity for 2000 of $4.2 million; compared to nine and one-third months of activity in 1999, for $3.8 million, plus adding sales and marketing resources globally to penetrate the markets served. Selling, general and administrative expenses for the year ended December 31, 2000 increased as a percentage of net sales to 23.2% from 21.2% for the year ended December 31, 1999.

Research and development expenses for the year ended December 31, 2000 increased 35.8% to $2.7 million from $2.0 million for the year ended December 31, 1999. The increase in research and development expense was primarily due to the CFC Oeser acquisition and additional research resources at the Company's facility in Chicago Heights, Illinois. Research and development expenses for the year ended December 31, 2000 and December 31, 1999 as a percentage of net sales were 4.0% and 3.1%, respectively.

International consolidation expense of $768,000 in 2000 represents non-recurring expense incurred for activities undertaken to consolidate international operations. In August 2000 the Company's executive management approved and committed to a plan to substantially change the structure of and consolidate its foreign operations, including an involuntary termination plan with respect to Company employees whose jobs were downsized. The change in structure and consolidation resulted in workforce reductions from the closure of the Company's Tokyo sales office, the closure of the Company's Paris office and reductions in workforce in the Company's locations in England, Germany and the United States. The components of the international consolidation expense were $578,000 of severance expenses, $100,000 for lease termination costs and $90,000 for asset disposals. At December 31, 2000, approximately $217,000 of the estimated costs were unpaid and accrued for. These costs were paid in 2001.

Total operating expense for the year ended December 31, 2000 increased 7.5% to $66.6 million from $62.0 million for the year ended December 31, 1999. Total operating expenses for the year ended December 31, 2000 and December 31, 1999 as a percentage of net sales were 97.6% and 93.7%, respectively.

Operating income for the year ended December 31, 2000 decreased 61.8% to $1.6 million from $4.2 million for the year ended December 31, 1999. Operating income for the year ended December 31, 2000 decreased as a percentage of net sales to 2.4% from 6.3% for the year ended December 31, 1999. This decrease was due to increased selling, general and administrative expenses and non-recurring international consolidation expense discussed above.

Interest expense for the year ended December 31, 2000 increased 29.7% to $1.3 million from $1.0 million for the year ended December 31, 1999. The increase in interest expense was a result of an increase in the interest on loans outstanding to fund the CFC Oeser acquisition in March 1999.

Net income for the year ended December 31, 2000 decreased 85.7% to $322,000 from $2.2 million for the year ended December 31, 1999. This decrease was primarily due to an increase in cost of goods sold and an increase in operating expenses discussed previously.

Quarterly Results of Operations

The following table presents unaudited financial information for each of the quarters in the period ended December 31, 200 1. This data has been prepared on a basis consistent with the audited financial statements appearing elsewhere in this Report, and in the opinion of management, includes all necessary adjustments (consisting only of normal recurring adjustments) required to present fairly the unaudited consolidated quarterly results when read in conjunction with the audited consolidated financial statements of the Company and notes thereto appearing elsewhere in this Report. The results of operations for any quarter are not necessarily indicative of results to be expected for any future period.
                                       Quarter Ended
               -----------------------------------------------------------------
                  Mar.    June    Sept.   Dec.    Mar.    June    Sept.   Dec.
                   31      30      30      31      31      30      30      31
                  2000    2000    2000    2000    2001    2001    2001   2001
                  ----    ----    ----    ----    ----    ----    ----   ----

Net sales ......$ 8,258 $17,801 $17,281 $14,900 $ 6,310 $14,614 $14,621 $16,451
Cost of goods
  sold ......... 10,778  10,624  11,163  10,498  10,549   9,594  10,470  10,420
Selling, general
  and adminis-
   trative .....  4,334   4,401   3,609   3,478   3,376   3,367   3,322   3,268
Research and
  development...    741     668     705     630     630     540     555     497
Depreciation and
  amortization..    873     801   1,396   1,155   1,090     950     862   1,174
International
  consolidation
  expense ......     --      --     768      --      --      --      --      --
Total operating
  expense ...... 16,726  16,494  17,641  15,761  15,645  14,451  15,209  15,359
Operating income
 (loss) ........  1,574   1,307    (360)   (861)    665     163    (588)  1,092
Interest
  expense ......    294     243     301     497     402     408     418     256
Interest income.     --      --      --     (59)     --      --      --     (10)
Other income ...     (9)     (9)     (9)   (136)     (7)     (7)     (7)     (7)
                -------- ------- ------- ------- ------- ------- ------- -------
Income (loss)
  before taxes..  1,247   1,073    (652) (1,162)    254    (238)   (999)    853
Provision
  (benefit)
  for income
  taxes.........    435     341    (210)   (386)     97     (91)   (347)    286
                -------- ------- ------- ------- ------- ------- ------- -------
Net income
  (loss)........  $ 812   $ 732  $ (442) $ (776)  $ 157  $ (147) $ (652)  $ 567
                ======== ======= ======= ======= ======= ======= ======= =======

Percentage of Net Sales
Net sales ......  100.0%  100.0%  100.0%  100.0%  100.0%  100.0%  100.0%  100.0%
Cost of goods
  sold .........   59.0    59.7    64.6    70.5    64.7    65.6    71.6    63.3
Selling, general
  and adminis-
  trative ......   23.7    24.7    20.9    23.3    20.7    23.0    22.7    19.9
Research and
  development ..    4.1     3.8     4.1     4.2     3.9     3.7     3.8     3.0
Depreciation and
  amortization .    4.8     4.5     8.1     7.8     6.7     6.5     5.9     7.1
International
  consolidation
  expense ......    0.0     0.0     4.4     0.0     0.0     0.0     0.0     0.0
Total operating
  expense ......   91.6    92.7   102.1   105.8    95.9    98.9   104.0    93.3
Operating income
  (loss) .......    8.4     7.3    (2.1)   (5.8)    4.1     1.1    (4.0)    6.6
Interest expense    1.6     1.4     1.7     3.3     2.5     2.8     2.8     1.6
Interest income.    0.0     0.0     0.0    (0.4)    0.0     0.0     0.0    (0.1)
Other income ...    0.0     0.0    (0.1)   (0.9)    0.0     0.0     0.0     0.0
                -------- ------- ------- ------- ------- ------- ------- -------
Income (loss)
  before taxes..    6.8     6.0    (3.8)   (7.8)    1.6    (1.7)   (6.8)    5.1
Provision
  (benefit) for
  income taxes..    2.4     1.9    (1.2)   (2.6)    0.6    (0.6)   (2.4)    1.7
                -------- ------- ------- ------- ------- ------- ------- -------
Net income
  (loss)........    4.4%    4.1%   (2.6%)  (5.2%)   1.0%   (1.1%)  (4.4%)   3.4%
                ======== ======= ======= ======= ======= ======= ======= =======

The third and fourth quarters of 2000 and the second and third quarters of 2001 include benefits for income taxes resulting from net losses from operations, and the reversal of tax provisions previously provided for operations incurring net losses for the year.

Liquidity and Capital Resources

The Company's primary sources of working capital have been net cash provided by operating activities and net borrowings under various loan agreements. Net cash provided by operating activities was $3,095,000, $2,066,000 and $7,696,000 for the years ended December 31, 1999, 2000 and 2001 respectively.

The Company's capital expenditures were $2,958,000, $3,758,000 and $2,359,000 for the years ended December 31, 1999, 2000 and 2001 respectively. The Company has no material commitments to purchase equipment.

The Company has used the following financing arrangements to fund the growth of its business:

o To finance expansion of its primary production facility and related equipment purchases, in June 1996 the Company received $4,005,000 from the issuance of Illinois Industrial Development Bonds. The bonds bear interest at a floating rate not to exceed 12% (1.70% at December 31, 2001). Principal payments of $200,250 are due annually through 2007, and the principal balance of $1,802,250 will be due at maturity of the bonds on June 1, 2008.

o To finance the acquisition of its CFC-Northern Bank Note business, in September 1997 the Company issued the seller a ten year, 6% subordinated note in the principal amount of $3,000,000. The Company's stock price was $10.50 at the date of issuance. The note is convertible into the Company's common stock at the option of the holder at $14.00 per share. The Company's stock has not closed at or in excess of $14.00 since issuance of the option, through the year end 2001. The conversion feature was not "in the money" nor was conversion possible at the date of issuance of the note. No beneficial conversion feature existed at the date of issuance. In accordance with paragraph 12 of APBI No. 14, no portion of the proceeds from the issuance was accounted for as attributable to the conversion feature at issuance. The Company had no other business relationship with the seller.

o In connection with the refinance of its owned property in November 1998, the Company paid off its then existing loan and mortgage and entered into a new five year loan and mortgage in the principal amount of $2,625,000, with a fixed annual interest rate of 7.05%.

o To finance its acquisition of CFC Oeser in March 1999, the Company entered into a term loan, and revolving loans in the aggregate principal amount of $9,525,000, with annual interest rates ranging from 5.0% to 8.0%.

o To finance the acquisition of the CFC Applied Holographic worldwide technology rights in January 2000, the Company entered into a term loan in the amount of $3,200,000, with a fixed annual interest rate of 9.09%. On June 1, 2001, the Company refinanced the term loan in the amount of $5,770,000, to finance 2001 capital expenditures at a fixed annual interest rate of 7.7%.

o The Company and its subsidiaries have various revolving credit arrangements that provide for maximum borrowings of approximately $31,300,000 as of December 31, 2001. Amounts available under these arrangements as of December 31, 2001 were $9.2 million. Under these revolving credit arrangements, interest is payable at either the respective banks prime rate (4.75% and 9.50% at December 31, 2001 and 2000, respectively) or in the United States at LIBOR plus 1.5% at the Company's option. At December 31, 2001, the Company elected LIBOR and the effective interest rate was 3.375%. The revolving credit arrangements expire at various dates beginning in 2003. The Company is required to pay a quarterly fee for the unused portion on one of its facilities at an amount equal to .125% times the daily average of the unused portion. Those payments in 2001, 2000 and 1999 were not significant. In February 2002, the bank waived the default of a financial covenant related to pretax income for 2001.

The Company believes it will continue to generate cash flow from operations and expects to be profitable in 2002. The Company will continue to consider other avenues to improve profitability such as further cost containment measures or other changes in operations. The Company believes that the net cash provided by operating activities and amounts available under the Credit Facility are sufficient to finance the Company's operations through 2002. Additionally, the Company historically has obtained financing on normal commercial terms to fund acquisitions and major equipment purchases, and anticipates it will be able to continue to do so in the future if opportunities or needs arise.

Seasonality and Impact of Inflation

Historically, the Company has experienced lower net sales levels during the fourth quarter and increased net sales levels during the following first quarter. This has been primarily due to year-end depletion of inventory levels by the Company's customers and due to the holidays at the end of the year, as the Company's customers have an increased number of holiday plant closings. In addition, fourth quarter pharmaceutical product sales generally are lower as a result of the postponement of elective surgeries during holiday periods. In previous years, sales of fourth quarter printed products for use in the ready-to-assemble furniture market have been generally greater than third quarter sales in each of the previous years. This was not true in 2000 because of the general softness in the economy the company serves. Fourth quarter sales in 2001 were bolstered by the new gift card business.

Inflation has not had a material impact on the Company's net sales or income to date. However, there can be no assurance that the Company's business will not be affected by inflation in the future.

Recent Accounting Pronouncements

In 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which requires recognition of all derivative instruments in the statement of financial position as either assets or liabilities, measured at fair value, and was effective for all fiscal years beginning after June 15, 1998. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" which amended SFAS No. 133 for all fiscal quarters of fiscal years beginning after June 15, 2000. These statements additionally required changes in the fair value of derivatives to be recorded each period in current earnings or comprehensive income depending on the intended use of the derivatives. The Company's adoption of these pronouncements had no impact on the Company's results of operations, financial position or cash flows.

In June 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (SFAS 142) "Goodwill and Other Intangible Assets". The statement addresses accounting and reporting for (i) intangible assets at acquisition and (ii) for intangible assets and goodwill subsequent to their acquisition. As it relates to the Company's goodwill and intangible assets in existence at December 31, 2001, the statement requires that management reassess the useful lives and amortization period of such assets. For those with an indefinite useful life, periodic amortization is to be discontinued and an annual impairment test is to be established beginning January 1, 2002. The Company does not expect the adoption of this pronouncement to have a material impact on its statement of financial condition or cash flows upon adoption, and is currently assessing the impact that the pronouncement may have on its results of operations in fiscal 2002 and thereafter.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2002. The Company is currently assessing the impact of this new standard.

In July 2001, the FASB issued SFAS No. 144, "Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. The provisions of this statement provide a single accounting model for impairment of long-lived assets. The Company is currently assessing the impact of this new standard.

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

The words and phrases "looking ahead," "is confident," "should be," "will," "predicted," "believes," "plans," "intends," "estimates," "likely," "expects" and "anticipates" and similar expressions identify forward-looking statements.

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

Some of the factors that could cause or contribute to such differences include:

o The effect of continuing unfavorable economic conditions on market growth trends in general and on the Company's customers and the demand for the Company's products and services in particular;

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

o The Company's ability to successfully identify and implement productivity improvements and cost reduction initiatives;

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

The Company has no obligation to revise or update these forward-looking statements to reflect events or circumstances that arise after March 12, 2002 or to reflect the occurrence of anticipated events.

Investors should also be aware that while the Company's management does from time to time, communicate with securities analysts, it is against Company policy to disclose to them any material non-public information or other confidential commercial information. Accordingly, investors should not assume that the Company agrees with any statement or report issued by any analyst irrespective of the content of the statement or report. Thus, to the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not deemed to be the Company's responsibility.

Quantitative and Qualitative Disclosures about Market Risk

The Company does not use derivative financial instruments to address interest rate, currency, or commodity pricing risks. The following methods and assumptions were used to estimate the fair value of each class of financial instruments held by the Company for which it is practicable to estimate that value. The carrying amount of cash equivalents approximates their fair value because of the short maturity of those instruments. The estimated fair value of accounts receivable approximated its carrying value at December 31, 2001 and 2000 based upon analysis of their collectability and net realizable value. The estimated fair value of the Company's long-term debt approximated its carrying value at December 31, 2001 and December 31, 2000, based upon market prices for the same or similar type of financial instrument. The Company minimizes its exposure to the impact of fluctuation in foreign exchange rates in situations for certain sales for products sold in Europe but manufactured in the U.S. through the movement of production of those products to Europe. There are no other activities of the Company where management believes exchange rates have a material impact with respect to the underlying transactions. The Company does not believe its exposure to changes in interest rates is significant due to the Company's debt consisting primarily of fixed rates and terms.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




                          INDEX TO FINANCIAL STATEMENTS



                                                                  Page
                                                                  ----

Report of Independent Accountants...........................       28

Consolidated Balance Sheets at December 31, 2001 and 2000...       29

Consolidated Statements of Operations for the years
  ended December 31, 2001, 2000 and 1999....................       30

Consolidated Statements of Cash Flows for the years
  ended December 31, 2001, 2000 and 1999....................       31

Consolidated Statements of Stockholders' Equity for
  the years ended December 31, 2001, 2000 and 1999..........       32

Notes to Consolidated Financial Statements..................       33-43



Financial Statement Schedule

Schedule II --- Valuation and Qualifying Accounts...........       48



All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS






To the Board of Directors and Shareholders
CFC International, Inc.



In our opinion, the consolidated financial statements listed in the accompanying index on page 27 present fairly, in all material respects, the financial position of CFC International, Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index on page 27 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.




PricewaterhouseCoopers LLP


Chicago, Illinois
February 14, 2002

                             CFC INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                             December 31,
                                                      --------------------------
                                                          2001           2000
                                                          ----           ----
ASSETS
CURRENT ASSETS:
Cash and cash equivalents ........................... $ 2,492,595   $   298,871
Accounts receivable, less
  allowance for doubtful accounts
  of $583,000 (2001) and $537,000 (2000) ............   9,205,561    10,522,503
Inventories:
    Raw materials ...................................   2,638,602     3,379,534
    Work in process .................................   1,858,677     1,442,497
    Finished goods ..................................   5,877,489     6,251,791
                                                      ------------  ------------
                                                       10,374,768    11,073,822
Prepaid expenses and other current assets............     760,081       313,871
Deferred income tax assets...........................   2,987,413     2,806,060
                                                      ------------  ------------
  Total current assets...............................  25,820,418    25,015,127
Property, plant and equipment, net...................  24,792,724    26,402,365
Other assets ........................................   4,584,264     4,983,729
                                                      ------------  ------------
  Total assets....................................... $55,197,406   $56,401,221
                                                      ============  ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt.................... $ 2,762,909   $ 3,384,173
Accounts payable.....................................   3,285,526     2,563,536
Accrued compensation and benefits....................   1,165,878     1,240,811
Accrued expenses and other current liabilities.......   3,783,842     2,886,468
                                                      ------------  ------------
  Total current liabilities..........................  10,998,155    10,074,988
Deferred income tax liabilities......................   2,185,717     2,197,160
Long-term debt, net of current portion...............  19,371,422    21,033,717
                                                      ------------  ------------
  Total liabilities..................................  32,555,294    33,305,865

CONTINGENCIES (Note 13)..............................

STOCKHOLDERS' EQUITY:
Voting Preferred Stock, par value $.01 per share,
  750 shares authorized, no shares issued
  and outstanding....................................           -             -
Common stock, $.01 par value, 10,000,000 shares
  authorized; 4,421,529 (2001) and 4,403,265 (2000)
  shares issued respectively.........................      44,216        44,033
Class B common stock, $.01 par value,
  750,000 shares authorized; 512,989 shares issued
  and outstanding ...................................       5,130         5,130
Additional paid-in capital...........................  11,968,980    11,784,090
Retained earnings....................................  14,472,467    14,547,001
Accumulated other comprehensive income...............  (1,557,100)   (1,513,407)
                                                      ------------  ------------
                                                       24,933,693    24,866,847
Less 482,867 and 374,746 treasury shares
  of common stock, at cost..........................   (2,291,581)   (1,771,491)
                                                      ------------  ------------
                                                       22,642,112    23,095,356
                                                      ------------  ------------
  Total liabilities and stockholders' equity........  $55,197,406   $56,401,221
                                                      ============  ============


               The accompanying notes are an integral part of the
                       consolidated financial statements.








                             CFC INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                      December 31,
                                          --------------------------------------
                                              2001         2000         1999
                                              ----         ----         ----

Net sales ................................$61,995,410  $68,239,646  $66,147,299
                                          -----------  -----------  -----------
Cost of goods sold ....................... 41,033,060   43,063,070   42,598,521
Selling, general and
  administrative expenses ................ 13,333,409   15,822,175   14,009,615
Research and development expenses ........  2,221,682    2,744,787    2,021,555
Depreciation and amortization expenses ...  4,075,995    4,225,365    3,329,021
International consolidation expense ......         --      768,000           --
                                          -----------  -----------  -----------
Total operating expenses ................. 60,664,146   66,623,397   61,958,712
                                          -----------  -----------  -----------
Operating income .........................  1,331,264    1,616,249    4,188,587
  Interest expense .......................  1,484,106    1,336,022    1,029,755
  Interest income ........................    (10,074)     (58,650)          --
  Other expense ..........................     15,600           --       20,101
  Other income ...........................    (29,280)    (162,959)     (28,800)
                                          -----------  -----------  -----------
                                            1,460,352    1,114,413    1,021,056
Income (loss) before income taxes ........   (129,088)     501,836    3,167,531
Provision (benefit) for income taxes .....    (54,554)     179,989      922,219
                                          -----------  -----------  -----------
Net income (loss).........................($   74,534) $   321,847  $ 2,245,312
                                          ============ ===========  ============
Basic earnings per share
  Net income (loss) per share.............($     0.02) $      0.07  $      0.49
Diluted earnings per share
  Net income (loss) per share.............($     0.02) $      0.07  $      0.49



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                             CFC INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     December 31,
                                      -----------------------------------------
                                           2001           2000          1999
                                           ----           ----          ----
Cash flow from operating activities:
  Net income (loss) .................. ($   74,534)    $  321,847    $2,245,312
    Adjustments to reconcile
      net income (loss)to net
      cash provided by operating
      activities:
       Depreciation and amortization..   4,094,095      4,225,701     3,233,021
       Deferred income taxes..........    (280,624)    (1,134,980)     (715,218)
       Changes in assets and liabilities:
         Accounts receivable..........   1,407,355        (43,514)      868,925
         Inventories..................     268,940     (1,230,074)    1,248,918
         Prepaid expenses and
          other current assets........    (405,989)     1,509,694    (1,115,609)
         Accounts payable.............     418,214         55,346    (2,255,535)
         Accrued compensation
          & benefits..................     (77,200)        12,728      (313,317)
         Accrued expenses and
           other current liabilities..   2,345,606     (1,650,641)     (101,028)
                                       ------------   ------------   -----------
Net cash provided by
  operating activities.................  7,695,863      2,066,107     3,095,469
                                       ------------   ------------   -----------

Cash flows from investing activities:
  Additions to property, plant
    and equipment...................... (2,359,388)    (3,757,789)   (2,957,717)
  Cash invested in acquired business...          -              -    (4,090,210)
  Cash paid to acquire worldwide
    holographic business rights........          -     (3,532,659)            -
                                       ------------   ------------   -----------
Net cash used in investing activities.. (2,359,388)    (7,290,448)   (7,047,927)
                                       ------------   ------------   -----------
Cash flows from financing activities:
  Proceeds from Oeser term loan........          -              -     4,457,100
  Repayments of Oeser term loan........          -              -    (8,055,000)
  Proceeds from revolving credit
    agreements.........................  5,110,962      2,650,000     5,321,313
  Repayments of revolving credit
    agreements......................... (8,873,011)    (1,150,000)            -
  Proceeds from term loans.............  2,690,598      3,938,816             -
  Repayment of term loans..............   (463,706)    (1,750,577)     (811,008)
  Repayment of IRB.....................   (200,250)      (200,250)     (200,250)
  Repayment of capital lease...........          -        (42,065)     (187,601)
  Proceeds from issuance of
    common stock.......................     73,086         64,514        72,049
  Repurchase of common stock
    for treasury shares................   (520,090)      (138,320)     (242,000)
                                       ------------   ------------   -----------
Net cash provided (used in)
  by financing activities.............. (2,182,411)     3,372,118       354,603
                                       ------------   ------------   -----------
Effect of exchange rate changes
  on cash and cash equivalents.........   (960,340)       242,105        72,249
                                       ------------   ------------   -----------
Increase (decrease) in cash
  and cash equivalents.................  2,193,724     (1,610,118)   (3,525,606)

Cash and cash equivalents:
  Beginning of period..................    298,871      1,908,989     5,434,595
                                       ------------   ------------   -----------
  End of period........................ $2,492,595     $  298,871    $1,908,989
                                       ============   ============  ============

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

                             CFC INTERNATIONAL, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                              Accumu-
                                              lated
                                              other                 Total
              Class B  Additional             compre-               stock
       Common  common  paid-in    Retained    hensive  Treasury     holders'
        stock  stock   capital    earnings    income     stock      equity
        -----  -----   -------    --------    ------     -----      ------

Balance
at
12/31/
1998..$42,264 $5,182 $10,551,371 $11,979,842 ($216,852)($1,391,171) $20,970,636

Compre-
hen-
sive
income:

Net
income..                           2,245,312                          2,245,312

Foreign
currency
trans-
lation
adjust-
ment...                                       (286,593)                (286,593)
                                  ----------- ---------               ----------
Total
comprehensive
income.                            2,245,312  (286,593)               1,958,719
       ------- ------ ----------- ----------- --------- ------------ -----------

Employee
stock
pur-
chases.   111              71,938                                        72,049

Shares
issued
for Oeser
acquisi-
tion... 1,000             876,600                                       877,600

Restricted
shares
issued..  500             107,786                                       108,286

Repurchase
of
common
stock...                                                   (242,000)   (242,000)

Class B
converted
to common
shares...  52     (52)                                                        -
       ------- ------ ----------- ----------- --------- ------------ -----------

Balance
at
12/31/
1999...43,927   5,130  11,607,695  14,225,154 (503,445)  (1,633,171) 23,745,290

Compre-
hensive
income:

Net
income.                              321,847                            321,847

Foreign
currency
translation
adjust-
ment...                                      (1,009,962)             (1,009,962)
                                    -------- -----------             -----------
Total
comprehensive
income..                             321,847 (1,009,962)               (688,115)
       ------- ------ ----------- ----------- --------- ------------ -----------

Employee
stock
purchases  106             64,408                                        64,514

Repurchase
of common
stock...                                                   (138,320)   (138,320)

Vesting of
restricted
shares
issued...                 111,987                                       111,987
       ------- ------ ----------- ----------- --------- ------------ -----------

Balance
at
12/31/
2000...44,033   5,130  11,784,090 14,547,001 (1,513,407) (1,771,491) 23,095,356

Compre-
hensive
income:

Net
loss...                             (74,534)                            (74,534)

Foreign
currency
trans-
lation
adjust-
ment...                                          (43,693)               (43,693)
                                   ---------- -----------            -----------
Total
compre-
hensive
loss....                             (74,534)    (43,693)              (118,227)
       ------- ------ ----------- ----------- --------- ------------ -----------
Employee
stock
pur-
chases..  183             72,903                                         73,086

Repurchase
of
common
stock...                                                    (520,090)  (520,090)

Vesting
of
restricted
shares
issued...                111,987                                        111,987
       ------- ------ ----------- ----------- --------- ------------ -----------
Balance
at
12/31/
2001..$44,216 $5,130 $11,968,980 $14,472,467($1,557,100)($2,291,581)$22,642,112
      ======= ====== =========== =========== =========== ========== ===========


                                                         Class B
                                         Common          Common        Treasury
Number of shares                       Stock Issued       Stock          Stock
----------------                       ------------       -----          -----

Balance at December 31, 1998......       4,226,469       518,169        331,346
Employee stock purchase plan......          11,051             -              -
Shares issued for Oeser
  acquisition.....................         100,000             -              -
Restricted shares issued..........          50,000             -              -
Class B converted to common.......           5,180        (5,180)             -
Repurchase of common stock........               -             -         22,000
                                         ---------       --------      --------
Balance at December 31, 1999......       4,392,700       512,989        353.346
Employee stock purchase plan......          10,565             -              -
Repurchase of common stock........               -             -         21,400
                                         ---------       --------      --------
Balance at December 31, 2000......       4,403,265       512,989        374,746
Employee stock purchase plan......          18,264             -              -
Repurchase of common stock........               -             -        108,121
                                         ---------       --------      --------
Balance at December 31, 2001......       4,421,529       512,989        482,867
                                         =========       ========       =======

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                             CFC INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  Nature of Business and Significant Accounting Policies

Nature of business and principles of consolidation. CFC International, Inc. (the "Company") formulates, manufactures and sells chemically complex, multi-layered functional coatings and sophisticated holographic technologies. Its customers are primarily companies in the consumer products and medical supply industries. One pharmaceutical customer accounted for approximately 10, 9 and 8 percent of net sales during the years 2001, 2000 and 1999. The Company believes that it has no significant concentrations of credit risk based upon its industry and geographic mix of customers.

All significant intercompany transactions have been eliminated. Certain prior year amounts have been reclassified to conform to current year presentation.

Cash and cash equivalents. The Company considers all highly liquid investments with an original maturity of three months or less which are readily convertible into cash to be cash equivalents. Cash equivalents consist of overnight investments in government securities.

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

Advertising costs. Advertising costs are expensed as incurred. Advertising costs were $135,000, $232,000 and $219,000 in calendar years 2001, 2000 and 1999, respectively.

Research and development costs. Research and development costs are expensed as incurred.

Revenue recognition. Revenue is recognized after products are shipped and billed to customers.

Warranty costs. Warranty costs are accrued for using estimates based upon the previous 12 months actual experience. The Company's policy is to allow customers a 90-day period to test the Company's products.

Foreign currency translation. The functional currencies of all foreign operations are their local currencies. The balance sheets of these entities are translated at year-end rates of exchange and their results of operations at weighted average rates of exchange for the year. Translation adjustments are recorded in the other comprehensive income section of stockholders' equity.

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

Fair value of financial instruments. As of December 31, 2001, 2000 and 1999, the carrying amount of the Company's financial instruments approximates the estimated fair value based upon market prices for the same or similar type of financial instruments.

Use of estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Other Assets. Other assets include $1.5 million which represents the excess of cost over the fair value of net assets of businesses acquired at December 31, 2001 and 2000, and $3.6 million represents the acquisition of certain holographic worldwide rights at December 31, 2000. These other assets are being amortized on a straight-line basis over periods of up to 15 years. Accumulated amortization amounted to $1,305,913 and $895,301 at December 31, 2001 and 2000, respectively. Amortization expense was $410,612, $365,347 and $159,837 in 2001, 2000 and 1999, respectively.

Statements of cash flows.
                            SUPPLEMENTAL DISCLOSURES

                                               For Year Ended December 31,
                                           ------------------------------------
                                               2001        2000         1999
                                               ----        ----         ----
Cash paid during the year for:
     Interest paid..........................$1,445,737  $1,336,529   $1,088,092
     Income taxes paid......................   354,274   1,005,580    2,180,755
Non-cash investing and financing activities:
     Assumption of debt and issuance of
       securities for acquisition ..........         -           -   16,800,000


Note 2.  Acquisitions

On March 19, 1999, the Company acquired substantially all of the assets and assumed substantially all of the liabilities of Ernst Oeser & Son KG for approximately $20.8 million including cash, issuance of common shares, direct costs and assumption of debt. CFC Oeser formulates and manufactures chemically complex, multi-layered functional coatings including printed woodgrain patterns, simulated metal and pigmented products for the graphics and bookbinding industries. The total purchase price, plus liabilities assumed was allocated $9.4 million to property, plant and equipment and $11.4 million to net current assets. Severance liabilities of $0.6 million were recorded in connection with the Oeser acquisition, all of which have been paid. The Company financed the acquisition with $4.1 million cash and the issuance of 100,000 shares of restricted common stock, and assumed approximately $10.0 million of Ernst Oeser & Son KG's debt. The Company also incurred approximately $800,000 of fees associated with the acquisition. The results of operations of CFC Oeser have been included in the accompanying consolidated financial statements since March 19, 1999.

The following summarized unaudited pro forma financial information for the twelve months ended December 31, 1999 assumes the acquisition had occurred on January 1, 1999.

                                      1999
                 Net sales..............................  $69,480,000
                 Net income.............................    1,193,000
                 Earnings per share:
                     Diluted............................  $    0.27

The pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented and does not reflect any benefits for actions taken subsequent to the acquisition.

During 2000 the Company acquired the worldwide rights of the holographic technology of its former joint venture partner Applied Holographics PLC for $3.6 million, financed by a nine-month non-interest installment note issued by the Company and $400,000 in cash. The note was paid in September 2000. The rights are being amortized on a straight-line basis over a 15-year period.

Note 3.  Property, Plant and Equipment

Property, plant and equipment consist of the following:

                                                      December 31,
                                          --------------------------------------
                                                                      Estimated
                                              2001           2000    Useful Life
                                              ----           ----    -----------

Land..................................... $ 3,322,827   $ 2,481,650
Building.................................   6,289,799     6,125,560    25 years
Machinery and manufacturing equipment....  33,582,283    32,580,025    10 years
Furniture and office equipment...........   4,208,957     4,199,716    10 years
Construction in process..................     274,300       532,599
                                         ------------   -----------
                                           47,678,166    45,919,550
Less - Accumulated depreciation.......... (22,885,442)  (19,517,185)
                                         ------------   -----------
                                          $24,792,724   $26,402,365
                                          ===========   ============

Note 4.  Long-Term Debt and Other Liabilities

Long-term debt consists of the following:

                                                      2001               2000
                                                      ----               ----
Revolving credit arrangements ..............       $   750,000       $ 1,500,000
Illinois Revenue Bonds .....................         3,052,416         3,205,000
Term Loan "A" ..............................         2,423,518         2,492,762
Term Loan "B" ..............................        13,263,845        13,270,685
Convertible Subordinated Note ..............         1,666,666         2,000,000
Capital Leases .............................              --             224,692
Note Payable ...............................           387,026           774,052
Other ......................................           590,992           950,699
                                                   -----------       -----------
                                                    22,134,463        24,417,890
Less - Current portion .....................         2,762,909         3,384,173
                                                   -----------       -----------
                                                   $19,371,422       $21,033,717
                                                   ===========       ===========

Illinois Industrial Development Revenue Bonds. The Company received $4,005,000 of proceeds from the issuance of the bonds on June 20, 1996. The proceeds were used to fund the Company's 15,000 square foot addition to its primary production facility and the purchase of a new printing press for printed products.

The bonds bear interest at rates which are determined by the market and reset weekly, the maximum annual rate being 12%. The annual rate was 2.74%, 4.24% and 3.65% for 2001, 2000 and 1999. Annual principal payments of $200,250 are required through 2007, with the principal balance payable on June 1, 2008. Interest is paid monthly.

Term Loans. Term Loan "A" is payable in monthly principal and interest (at 7.05%) installments of $20,431 with a final principal payment due November 1, 2003.

Term Loan "B" consists of a revolver and several loans, associated with the Company's acquisition of CFC Oeser. The revolver expires on April 15, 2004, and interest is payable monthly at a fixed rate of 6.0%. The various loans have quarterly interest payable at their respective interest rates ranging from 5.0% to 7.0%. These loans contain certain financial covenants.

Also included in Term Loan "B" are proceeds of a $3.2 million note issued on September 6, 2000 associated with the Company's purchase of the worldwide rights to market holographic products. The note was refinanced in the amount of $5.8 million on June 1, 2001 to fund capital expenditures. This loan is payable in monthly principal installments of $60,138 plus interest at a fixed rate of 7.70%. This portion of Term Loan "B" matures on September 18, 2005.

Convertible Subordinated Debt. On September 3, 1997, the Company issued a ten-year, 6% convertible subordinated note in the principal amount of $3,000,000 with nine annual principal payments of $333,333 commencing in September 1998. The Note was issued to the seller in the Company's acquisition of Northern Bank Note Company. The Note is convertible, in whole or in part, at the option of the holder beginning after the first anniversary of the Note, into Common Stock of the Company at a conversion price of $14.00 per share. The Note has been callable, since September 3, 2000, at premiums starting at 102% of face value and declining thereafter. In addition, the Note is callable if the Company's stock price exceeds 110% of the conversion price for twenty consecutive days. The Company's stock price since the date of issuance of the debt has been below the conversion price and no beneficial conversion feature existed at the date of issuance, thus no portion of the proceeds from issuance was accounted for as attributable to the conversion feature. The Note agreement contains covenants that include certain financial tests, including restrictions on indebtedness.

Note Payable. Effective October 1, 1998, the Company bought the remaining 25% owned by the joint venture partner of CFC Applied Holographics, a partnership formed to manufacture and market holograms. The Company agreed to pay the joint venture partner in the amount of $1,548,103 on a quarterly basis over 4 years for its minority interest.

Revolving Credit Arrangements. The Company and its subsidiaries have various revolving credit arrangements that provide for maximum borrowings of approximately $31.3 million. Amounts available under these arrangements as of December 31, 2001 were $9.2 million. Interest under the credit agreements range from prime to 2.0% over certain bank base rates. The revolving credit arrangements expire at various dates beginning in 2003 through 2008. Under the main credit line, the Company is required to pay a quarterly fee for the unused portion at an amount equal to .125% times the daily average of the unused portion. Such payments in 2001, 2000 and 1999 were not significant.

The credit agreements contain covenants which, among other things, restrict new indebtedness and dividend declarations and include a requirement of a minimum of $1,000 of pretax income. The credit agreement also requires the Company to maintain a compensating balance and contains a subjective acceleration clause. In February 2002 the bank waived the default of the financial covenant related to annual pretax income for 2001. The borrowings are collateralized by substantially all of the Company's assets.

Other. Other long-term debt is primarily the balance of a settlement of a sales tax dispute, payable in monthly installments of $12,313 through December 31, 2005, with interest at 9.0%.

Aggregate minimum principal payments for long-term debt as of December 31, 2001 are as follows:

2002..........................................................       $2,762,909
2003..........................................................        4,955,784
2004..........................................................        6,657,593
2005..........................................................        1,524,031
2006..........................................................        4,174,322
Thereafter....................................................        2,059,692
                                                               -----------------
                                                                    $22,134,331
                                                               =================

Note 5.  Income Taxes

The income tax provision (benefit) consists of the following:

                                       For Year Ended December 31,
                                  2001               2000               1999
                                  ----               ----               ----
Current:

 Federal ..............       $   353,195        $   724,332        $ 1,266,583
 State ................            88,937            153,576            255,097
 Foreign ..............          (140,564)           437,062            115,757

Deferred ..............          (356,122)        (1,134,981)          (715,218)
                              -----------        -----------        -----------
                              ($   54,554)       $   179,989        $   922,219
                              ============       ============       ============

The income tax provision (benefit) differs from the amounts of income tax determined by applying the applicable U.S. statutory federal income tax rate to income (loss) before taxes as a result of the following differences:

                                                2001         2000         1999
                                               Actual       Actual       Actual
                                               ------       ------       ------
Statutory U.S. tax rate .................      (34.0%)       34.0%        34.0%
Differences resulting from:
  State and local taxes .................       (4.8%)        4.8%         4.4%
  Effect of foreign taxes ...............       (4.5%)       (4.8%)       (4.6%)
  Other, net ............................        1.0%         2.0%        (4.7%)

Effective tax rate ......................      (42.3%)       36.0%        29.1%
                                               =====         ====         ====


Deferred tax liabilities (assets) result from the following:

                                                          December 31,
                                                      2001            2000
                                                      ----            ----
Depreciation....................................    $2,185,718      $2,199,995
Foreign net operating loss carryforward.........    (2,058,626)     (1,547,639)
Other primarily reserves and accruals...........      (928,788)     (1,261,256)
                                                  -------------   -------------
                                                     ($801,696)      ($608,900)
                                                  =============   =============

The foreign net operating loss carryforwards (NOL's) are primarily related to income taxation in Germany and may be carried forward to offset future taxable income in Germany. At present, the unused NOL's have no expiration dates.

Note 6.  Business Segment and International Operations

The Company and its subsidiaries operate in a single business segment, the formulating and manufacturing of chemically-complex, multi-layered functional coatings within this business segment, the Company produces five primary coating products, with annual sales of these products (in millions) as follows:

                                                  2001      2000      1999
                                                  ----      ----      ----
Holographic Products............................  $10.5     $13.2     $10.4
Printed Products................................   17.5      17.5      17.5
Pharmaceutical Products.........................   10.7       8.9       9.1
Security Products...............................    9.4       7.9       8.8
Simulated Metal and Other
    Pigmented Products..........................   13.9      20.7      20.3
                                                   ----      ----      ----
Total...........................................  $62.0     $68.2     $66.1
                                                  =====     =====     =====


The following table provides sales and long-lived asset information by geographic area as of and for the years ended December 31:

                                Sales                        Net Fixed Assets
                -------------------------------------  -------------------------
                    2001         2000         1999         2001         2000
                    ----         ----         ----         ----         ----

United States   $32,369,480  $32,990,961  $34,540,298  $15,389,175   $16,209,501
Europe           20,220,510   27,407,372   24,549,859    9,403,549    10,161,791
Other Foreign     9,405,420    7,841,313    7,057,142            -        31,073
                -----------  -----------  -----------  -----------   -----------
                $61,995,410  $68,239,646  $66,147,299  $24,792,724   $26,402,365
                ===========  ===========  ===========  ===========   ===========


Foreign revenue is based on the country in which the customer is domiciled.

Note 7.  International Operations and Export Sales

The Company has divisions in Europe and until April 2001 in Asia. The following data in U.S. dollars, relative to the subsidiaries, is included in the accompanying financial statements as of and for the year ended December 31:

Europe
                                    2001             2000             1999
                                    ----             ----             ----
Assets.......................    $14,458,243     $ 15,653,695     $ 21,845,393
Liabilities..................      9,938,719       12,021,024       14,686,398
Net sales....................     20,220,510       27,407,372       24,549,859
Net (loss)...................     (1,032,213)        (839,484)        (429,142)

Asia
                                    2001             2000             1999
                                    ----             ----             ----
Assets........................   $         -     $    914,879     $    447,881
Liabilities...................             -          179,304          176,630
Net sales.....................       536,343        1,225,358        1,154,671
Net income (loss).............        17,000         (382,013)        (117,673)

Export sales from U.S. operations amounted to $9,405,420, $7,841,313 and $7,057,142 in 2001, 2000 and 1999, respectively.

Note 8.  Profit Sharing Plan

The Company maintains a profit sharing 401(K) plan for the benefit of all eligible employees in the United States, as defined under the plan agreement. Eligible employees may contribute up to 18% of their compensation to the plan subject to the maximum deferral limitations established by the IRS. Employee contributions are matched by the Company at the rate of 50% on the first 4% of the employee's contribution. As a part of the 401(K) the Company can determine a discretionary profit sharing amount. The Company had no discretionary profit sharing expense for the three years presented. The Company incurred approximately $139,400, $174,100 and $97,500 of 401(K) matching expense during 2001, 2000 and 1999, respectively.

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


Common stock and Class B common stock have identical rights and privileges except for voting and conversion rights. Class B common stock is nonvoting, and is convertible at any time into an equal number of shares of common stock except that the conversion option is not available to any Class B common stockholder affiliated with the Company's principal common stockholder. During 1999 there were 5,180 shares of Class B common stock converted into shares of common stock, and there were no conversions in 2001 or 2000.

Note 10.  Stock Option Plans

The Company has a non-qualified stock option plan for its employees and directors (the "Stock Option Plan") and a director's stock option plan for its non-employee directors (the "Director's Stock Option Plan").

Stock Option Plan. The Stock Option Plan consists of two arrangements - the "1995 Plan" and the "2000 Plan." A total of 400,000 shares of common stock are reserved for issuance under the Plans, subject to anti-dilution and adjustment provisions. No options may be granted after August 15, 2005 (1995 Plan), or after November 6, 2009 (2000 Plan). If an option expires or is terminated or cancelled unexercised, the shares related to such options are returned to total shares reserved for issuance.

Options granted under the Plan have a term of ten years and generally vest over a period of four years.

Information on stock options under the Stock Option Plan is summarized as follows for the years 1999 to 2001:

                                                         Price Per Share
                                                    ----------------------------
                                                                       Weighted
                                      Shares           Range            Average
                                      ------           -----            -------

Balance, December 31, 1998            167,571       $10.87 - $15.25      $11.86
     Granted.......................    89,800       $ 8.50 - $10.70      $ 9.43
     Forfeited.....................    (9,500)      $ 9.00 - $15.25      $11.54
                                     ---------      ---------------      -------

Balance, December 31, 1999            247,871       $ 8.50 - $15.25      $11.11
     Granted.......................    92,000       $ 5.25 - $ 6.94      $ 6.28
     Cancelled.....................  (178,777)      $ 5.50 - $12.75      $ 9.38
     Forfeited.....................   (11,000)      $ 5.38 - $12.50      $ 9.60
                                     ---------      ---------------      -------

Balance, December 31, 2000            150,094       $ 5.25 - $15.25      $ 7.45
     Granted.......................    68,500       $ 3.85 - $ 4.20      $ 3.98
     Forfeited.....................    45,948)      $ 4.20 - $10.88      $ 8.66
                                     ---------      ---------------      -------

Balance, December 31, 2001            172,646       $3.85 -  $15.25      $11.49

No options were cancelled or exercised in 1999 to 2001 except as indicated in the table above.

The characteristics of outstanding and of exercisable stock options under the Stock Option Plan at December 31, 2001 were as follows:

                                  Outstanding                      Exercisable
                       ----------------------------------    -------------------
                                            Weighted                   Weighted
Exercise Prices        Shares      Life     Avg. Price       Shares   Avg. Price
---------------        ------      ----     ----------       ------   ----------
$ 3.85 - $ 6.00        77,279      9.7      $ 4.07           5,805      $ 3.50
$ 6.01 - $10.00        38,054      8.7      $ 8.88          15,250      $ 8.98
$10.01 - $15.25        57,313      5.7      $12.33          36,950      $12.35

The weighted average Black-Scholes value of options granted under the Stock Option Plan during 1999, 2000 and 2001 was $3.93, $3.93 and $4.00. The weighted average remaining contractual lives at December 31, 1999, 2000 and 2001 was 7.1 years, 7.6 years and 8.0 years.

Director Stock Option Plan. The Company's Director Stock Option Plan consists of two arrangements - the "1995 Plan" and the "2000 Plan". A total of 50,000 shares of common stock are reserved for issuance under each of the 1995 and 2000 Plans, subject to anti-dilution and other adjustment provisions. Options granted have a term of ten years subject to earlier termination if the optionee's service as a director terminates. Options granted become exercisable at 25% of the shares each successive twelve-month period after the date of the grant.

Information on stock options under the Company's Directors Stock Option Plan is summarized below:

                                                         Price Per Share
                                                    ----------------------------
                                                                        Weighted
                                      Shares             Range           Average
                                      ------             -----           -------

Balance, December 31, 1998            40,000         $8.75 - $9.50      $9.31
     Granted........................  10,000         $5.81              $5.81
                                      ----------     --------------     ------

Balance, December 31, 1999            50,000         $5.81 - $9.50      $8.67
                                      ----------     --------------     ------

Balance, December 31, 2000            50,000         $5.81 - $9.50      $8.67
     Granted........................  40,000         $4.87              $4.87
                                      ----------     --------------     -------

Balance, December 31, 2001            90,000         $4.87 - $9.50      $6.95
                                      ==========     ==============     =======

No options were cancelled, forfeited or exercised in 1999 to 2001.

The characteristics of outstanding and of exercisable stock options under the Directors Stock Option Plan at December 31, 2001 were as follows:

                                  Outstanding                      Exercisable
                       ----------------------------------    -------------------
                                            Weighted                   Weighted
Exercise Prices        Shares      Life     Avg. Price       Shares   Avg. Price
---------------        ------      ----     ----------       ------   ----------
$4.87                  40,000      9.2      $4.87                 -     $   -
$5.81                  10,000      8.4      $5.81             2,500     $5.81
$8.75                  10,000      5.6      $8.75            10,000     $8.75
$9.50                  30,000      3.9      $9.50            30,000     $9.50

The weighted average Black-Scholes value of options granted under the Directors Stock Option Plan during 1999, 2000 and 2001 was $3.93, $3.93 and $4.00. The weighted average remaining contractual lives at December 31, 1999, 2000 and 2001 was 7.1 years, 7.6 years and 7.8 years.

The weighted average Black-Scholes values of options granted under the Plans and the Stock Option Plan are estimated at the date of grant using the Black-Scholes option pricing model utilizing expected volatility calculations based on historical data of companies with similar structure and volatility over a period commensurate to the expected term of the options (25% to 44%) and risk free rates based on U.S. government strip bonds on the date of grant with maturities equal to the expected option term (5.16% to 6.74%). The expected lives were determined to be 6 years for employee options and 9.5 years for options under the Performance Plan and dividends are assumed to be zero.

Options granted under the Directors Stock Option Plan and the Stock Option Plan have exercise prices equal to the fair market value of the shares on the date of grant.

The Company applies APB 25 and related Interpretations in accounting for the aforementioned Plans. Accordingly, no compensation cost has been recognized for the Stock Option Plan or the Director Stock Option Plan. Had compensation cost for the Company's Plans been determined based upon the fair value method, as defined in SFAS No. 123, the Company's net earnings per share would have been reduced to the pro-forma amounts indicated below:

                                                2001       2000       1999
                                                ----       ----       ----

Pro-forma net income (loss) (dollars in 000's) ($244)      $349      $2,067
Pro-forma earnings (loss) per share (basic)    ($0.05)     $0.08     $0.45
Pro-forma earnings (loss) per share (diluted)  ($0.05)     $0.08     $0.45

Note 11.  Employee Stock Purchase Plan

In August 1995, the Company's stockholders approved an Employee Stock Purchase Plan (the "Stock Purchase Plan") which is administered by a committee appointed by the Board of Directors. Pursuant to the Stock Purchase Plan, 100,000 shares of common stock are reserved for issuance, which may be offered for sale to employees through annual options to be granted in the five-year period commencing January 1, 1996. During 2001, 2000 and 1999 respectively, 18,264, 10,565 and 11,051 shares of common stock were issued pursuant to the Stock Purchase Plan. The Stock Purchase Plan is intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code. Generally, all persons who have been employed by the Company on a full-time basis for at least six months, except holders of more than 5% of the Company's common stock, are eligible to participate in the Stock Purchase Plan. The Stock Purchase Plan permits eligible employees to purchase common stock (which may not exceed the lesser of $10,000 or 10% of an employee's compensation), at 95% of the fair market value of the common stock at the grant date or purchase date, whichever is less. The shares are purchased automatically at the end of the quarter for such number as may be purchased with the accumulated payroll deductions of the employee on that date. Employees may terminate their participation in the Stock Purchase Plan at any time and participation automatically ends upon termination of employment with the Company. The Stock Purchase Plan will terminate at any time upon the discretion of the Board of Directors or when the participating employees become entitled to purchase a number of shares equal to the number of shares remaining.

Note 12.  Earnings (Loss) Per Share

                                                  2001
                                     ------------------------------
                                       Income/               Per
                                       (Loss)     Shares    Share
Basic
Earnings
per Share:

Income (loss)
available to
Common Stockholders..................($74,534)   4,525,531   ($0.02)

Effect of Dilutive Securities:
     Options exercisable.............                  988
                                     ---------   ---------   -------
                                     ($74,534)   4,526,519   ($0.02)
                                     ========    =========   ======

                                                  2000
                                     ------------------------------
                                       Income/               Per
                                       (Loss)     Shares    Share

Income (loss)
available to
Common Stockholders..................$321,539   4,568,318    $0.07

Effect of Dilutive Securities:
     Options exercisable.............               3,961
                                    ---------   ---------   -------
                                     $321,539   4,572,279    $0.07
                                     ========   =========   ======

                                                  1999
                                     ------------------------------
                                       Income/               Per
                                       (Loss)     Shares    Share
Income (loss)
available to
Common Stockholders................$2,245,312   4,546,015   $0.49

Effect of Dilutive Securities:
     Options exercisable.............               2,533
     Convertible debt................  93,000     176,038
                                     ---------- ---------   ------
                                   $2,338,312   4,724,586   $0.49
                                     ========    =========  ======

Note 13.  Commitments and Contingencies

The Company's former parent has been named by government environmental agencies as a "potentially responsible party" with respect to a waste disposal site. The former parent and other potentially responsible parties have entered into a settlement agreement with such agencies that provides for the remediation of the site, estimated to cost approximately $40 million, based upon currently available facts. While the Company has been named a potentially responsible party, the former parent and the Company have reached an agreement whereby the former parent and the Company will share equally in 0.24% (or .12% each) of the total cost of remediation that is ultimately determined to be attributed to waste produced by the Company's former parent. Additionally, the Company and nineteen other parties were defendants in litigation filed by another party at the same site seeking reimbursement for some portion of the $1 million spent for clean up outside of the aforementioned settlement. The Company paid $4,000 in full settlement of this suit in 1995. In 1992, the Company recorded a liability of $300,000 related to these matters, of which approximately $50,000 was paid in 1996. It is management's opinion, based upon investigation of the quantities and types of waste and the other parties involved, that the Company's share of any liability will not substantially exceed the accrual of $140,937 at December 31, 2001. The adequacy of this reserve is reviewed periodically as more definitive information becomes available. The Company made a payment of $44,027, which represented a progress payment for remediation of this site in January 2002. The Company's former parent has been notified it may be a potential responsible party with respect to environmental liabilities at the Galaxy Superfund site in Elkton, Maryland. At this time, the Company's liability, if any, can not be ascertained, however, the Company's management believes this will not have a material effect on the financial statements.

During fiscal 2000, the Company reached a settlement with the State of Illinois relating to sales tax owed on purchases for the period 1992 to 1999. Pursuant to the terms of the settlement, the Company agreed to pay $738,616 plus interest evenly over a five-year period. Accruals for this matter had been established in prior years and under the terms of the settlement such accruals were reclassified to long-term liabilities.

At December 31, 2001, the Company has non-cancelable operating leases for which future minimum rental commitments are estimated to total $4,565,050, including $597,083 in 2002, $494,232 in 2003, $468,394 in 2004, $383,792 in 2005, and
$1,885,685 thereafter. Rental expense under non-cancelable operating leases totaled $735,863 in 2001, $889,039 in 2000 and $626,850 in 1999.

Note 14. Selected quarterly financial data (unaudited), in thousands, except per share data

                                       Quarter Ended
                ---------------------------------------------------------------
                  Dec.   Sept.   June     Mar.    Dec.   Sept.   June     Mar.
                   31      30      30      31      31      30      30      31
                  2001    2001    2001    2001    2000    2000    2000    2000
                  ----    ----    ----    ----    ----    ----    ----    ----

Revenues....... $16,451 $14,621 $14,614 $16,310 $14,900 $17,281 $17,801 $18,258

Cost of
 goods sold....  10,420  10,470   9,594  10,549  10,498  11,163  10,624  10,778

Operating
 income (loss).   1,092    (588)    163     665    (861)   (360)  1,286   1,553
Net income
 (loss)........     567    (652)   (147)    157    (776)   (442)    732     812
Basic earnings
 (loss) per
 share.........    0.13   (0.14)  (0.03)   0.03   (0.17)  (0.10)   0.16    0.18
Diluted earnings
 (loss)
 per share.....    0.13   (0.14)  (0.03)   0.03   (0.16)  (0.10)   0.15    0.18

The third and fourth quarters of 2000 and the second and third quarters of 2001 include benefits for income taxes resulting from net losses from operations, and the reversal of tax provisions previously provided for operations incurring net losses for the year.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
               AND FINANCIAL DISCLOSURE

None.

PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The information appearing under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held in 2002 (the "Proxy Statement"), is incorporated herein by reference.

Officers

Set forth below are the names of the executive officers and officers of the Company and its subsidiaries, their ages at December 31, 2001, the positions they hold with the Company or its subsidiaries, and summaries of their business experience. Executive officers and officers of the Company are elected by and serve at the discretion of the Board of Directors of the Company.

Name                      Age                                Position
----                      ---                                --------
Roger F. Hruby.........    66    Chairman of the Board of Directors,
                                   Chief Executive Officer

Richard L. Garthwaite..    51    President, Chief Operating Officer and Director

Dennis W. Lakomy.......    56    Executive Vice President, Chief Financial
                                    Officer, Secretary, Treasurer and Director

Scott D. Coney.........    35    Vice President of Operations

William A. Herring.....    54    Senior Vice President of Research
                                   and Development, Acting Managing Director
                                   Europe

Edward Zelasko.........    44    Vice President, Sales North America

Mark A. Lamb...........    50    Vice President and General Manager - Holography


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

William A. Herring, Senior Vice President of Research and Development of the Company, joined the Company in June 1996 as Vice President of Operations and on July 1, 1999 became head of Research and Development. On December 31, 2001, Mr. Herring became Acting Managing Director of CFC Europe. Prior to joining the Company, Mr. Herring served from 1992 as Vice President - Manufacturing and Technology with Central Products Company, where he was responsible for three manufacturing locations and five distribution centers. Mr. Herring earned a bachelors and a masters degree from the University of Missouri in Chemical Engineering.

Edward Zelasko, Vice President, Sales North America, joined the Company in June 25, 1990 as a Technical Sales Representative. Mr. Zelasko has held several sales management positions with the Company. Mr. Zelasko earned a Bachelor of Science in Commerce, and a Masters of Business Administration in Marketing from DePaul University of Chicago, Illinois.

Mark A. Lamb, Vice President and General Manager of CFC-Northern Bank Note joined Northern Bank Note in 1977, and has held various positions in production, sales and marketing and executive management before assuming the General Manager position in September 1997. In 2001, Mr. Lamb also became responsible for the Company's holographic sales. Mr. Lamb holds a B.S. Degree from Northern Illinois University and graduated from the Printing Industry of America's Executive Development Program.



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


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

William G. Brown, a director of the Company since 1995, currently is a member of Bell, Boyd & Lloyd LLC, Chicago, Illinois, which was retained by the Company to provide services in fiscal 2001.

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

          10.2     Stock Option Plan of the Company
          10.3     Director Stock Option Plan of the Company
          10.4     Employee Stock Purchase Plan of the Company
          10.5     Stock Option Agreement with Roger Hruby
          10.6     2000 Stock Option Plan of the Company
          10.7     2000 Director's Stock Option Plan of the Company

(b)      Reports on Form 8-K
         The Company filed no Report on Form 8-K in the fourth quarter of 2001.

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

          10.9 Purchase Agreement, dated November 18, 1994, between the Company and Baxter Healthcare Corporation (incorporated by reference to Exhibit 10.14 to the Company's registration statement on Form S-1, Registration No. 33-96110); Contract renewal agreement dated as of February 15, 1998 (incorporated by reference to Exhibit
                    10.6 to the Company's Report on Form 10-K for the year ended December 31, 1998); Contract renewal agreement dated as of March 1, 2001 (filed herewith).

          10.10 Form of Indemnification Agreement between the Company and each of its Officers and Directors (incorporated by reference to Exhibit 10.15 to the Company's registration statement on Form S-1, Registration No. 33-96110).

          21.1      List of Subsidiaries of the Company

          23.1      Consent of Independent Accountants

All other exhibits are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                             CFC INTERNATIONAL, INC.


                          FINANCIAL STATEMENT SCHEDULES
                  SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS



                                                  Additions
                                                  Charged
                                       Additons      To
                           Balance at   Due To     Costs                 Balance
                            Beginning  CFC Oeser    and                  at end
Description                  Of Year  Acquisition Expenses  Deductions*  Of Year
-----------                  -------  ----------- --------  -----------  -------
                                             (in thousands)

Year Ended
 December 31, 1999
 Allowance for Doubtful
 Accounts..................  $  625   $   668     $2,198     ($2,282)    $1,209

Year Ended
 December 31, 2000
 Allowance for Doubtful
 Accounts..................  $1,209   $    -      $1,708     ($2,380)    $  537

Year Ended
 December 31, 2001
 Allowance for Doubtful
 Accounts..................  $  537   $    -      $1,258     ($1,212)    $  583

-------------------------
* Deductions represent credit memos and amounts written off.


All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                                   SIGNATURES


Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 18, 2002.


                                       CFC INTERNATIONAL, INC.

                                        By:         /s/  ROGER F. HRUBY
                                        -----------------------------------
                                        Roger F. Hruby
                                        Chairman of the Board of Directors,
                                        Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 18, 2002.

        Signature                                        Title
        ---------                                        -----

Principal Executive Officer:


     /s/ ROGER F. HRUBY                  .   Chairman of the Board of Directors,
------------------------------------------     Chief Executive Officer
Roger F. Hruby


Principal Financial/Accounting Officer:


     /s/ DENNIS W. LAKOMY              .     Executive Vice President, Chief
----------------------------------------      Financial Officer, Secretary,
Dennis W. Lakomy                              Treasurer and Director


A Majority of the Directors:


     /s/ ROGER F. HRUBY                   .  Director
-------------------------------------------
Roger F. Hruby


     /s/ WILLIAM G. BROWN              .     Director
----------------------------------------
William G. Brown


     /s/ ROBERT B. COVALT          .         Director
------------------------------------
Robert B. Covalt


     /s/ DENNIS W. LAKOMY              .     Director
----------------------------------------
Dennis W. Lakomy


     /s/ RICHARD L. GARTHWAITE     .         Director
------------------------------------
Richard L. Garthwaite


     /s/ RICHARD PIERCE               .      Director
---------------------------------------
Richard Pierce


     /s/ DAVID D. WESSELINK           .      Director
---------------------------------------
David D. Wesselink