Form 10-Q
period 2002-03-31
CFC INTERNATIONAL INC
filed 2002-05-01
CIK 949859

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q


(Mark One)
         X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the quarterly period ended March 31, 2002

       ---- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition from              to
                                       ------------    ------------

                           Commission File No. 027222

                             CFC INTERNATIONAL, INC.

             (Exact name of Registrant as specified in its charter)

                    DELAWARE                             36-3434526
                    ---------                            ----------
         (State or other jurisdiction of                 (I.R.S. Employer
         incorporation or organization)                  Identification No.)

                500 State Street, Chicago Heights, Illinois 60411

         Registrant's telephone number, including
         area code:                                      (708) 891-3456


Indicated by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         YES  ( X )                                  NO  (     )

As of May 01, 2002, the Registrant had issued and outstanding 4,183,639 shares of Common Stock, par value $.01 per share, and 512,989 shares of Class B Common Stock, par value $.01 per share.

                             CFC INTERNATIONAL, INC.

                               INDEX TO FORM 10-Q


                                                                    Page
                                                                    ----

Part I - Financial Information:

  Item 1 - Financial Statements

     Consolidated Balance Sheets - March 31, 2002
       and December 31, 2001.....................................      5

     Consolidated Statements of Income for the
       three (3) months ended March 31, 2002 and
       March 31, 2001............................................      6

     Consolidated Statements of Cash Flows for the
       three (3) months ended March 31, 2002 and
       March 31, 2001............................................      7

     Notes to Consolidated Financial Statements..................    8-9

  Item 2 - Management's Discussion and Analysis of Financial
  Condition and Results of Operations............................  10-13

  Item 3. - Quantitative and Qualitative Disclosures About
  Market Risk....................................................     13

Part II - Other Information:

 Item 6 - Exhibits and Reports on Form 8-K.......................     14

 Signatures......................................................     15

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

o The Company's ability to continue to successfully identify and implement productivity improvements and cost reduction initiatives;

o    The Company's reliance on a small number of significant customers;

o Uncertainties relating to the Company's ability to continue to compete effectively with other producers of specialty transferable coatings and producers of alternative products with greater financial and management resources; and

o    Control of the Company by a principal stockholder.

The risks included here are not exhaustive. We operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the impacts of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. We have no obligation to revise or update these forward-looking statements to reflect events or circumstances that arise after May 01, 2002 or to reflect the occurrence of anticipated events.

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

                                     Part I
                          Item 1. Financial Statements

                             CFC INTERNATIONAL, INC.
                         CONSOLIDATED BALANCE SHEETS AT
                      MARCH 31, 2002 AND DECEMBER 31, 2001

                                                   March 31,       December 31,
                                                     2002             2001
                                                     ----             ----
                                                         (Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents ....................    $ 3,586,865     $ 2,492,595
Accounts receivable, less allowance
  for doubtful accounts of $635,000
  and $583,000 at March 31, 2002
  and December 31, 2001, respectively ........      8,423,925       9,205,561

Inventories:
  Raw materials ..............................      2,255,985       2,638,602
  Work in process ............................      1,996,681       1,858,677
  Finished goods .............................      5,942,718       5,877,489
                                                  -----------     -----------

                                                   10,195,384      10,374,768
Prepaid expenses and
  other current assets
                                                      969,890         760,081
Deferred income tax assets....................      2,987,413       2,987,413
                                                  -----------     -----------
  Total current assets .......................     26,163,477      25,820,418
                                                  -----------     -----------
Property, plant and
  equipment, net .............................     23,767,530      24,792,724
Other assets .................................      4,576,922       4,584,264
                                                  -----------     -----------
  Total assets................................    $54,507,929     $55,197,406
                                                  ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt.............   $  2,666,037     $ 2,762,909
Accounts payable..............................      3,038,879       3,285,526
Accrued compensation and benefits.............      1,272,423       1,165,878
Accrued expenses and other
  current liabilities.........................      3,709,828       3,783,842
                                                  -----------     -----------
  Total current liabilities...................     10,687,167      10,998,155
                                                  -----------     -----------
Deferred income tax liabilities...............      2,185,717       2,185,717
Long-term debt, net of current portion........     18,942,842      19,371,422
                                                  -----------     -----------
  Total liabilities...........................     31,815,726      32,555,294
                                                  -----------     -----------
STOCKHOLDERS' EQUITY:
Voting Preferred Stock, par value
  $.01 per share, 750 shares authorized,
  No shares issued and outstanding............              -               -
Common stock, $.01 par value,
  10,000,000 shares authorized;
  4,424,717 and 4,421,529 shares issued
  at March 31, 2002 and December 31, 2001,
  respectively................................         44,248          44,216
Class B common stock, $.01 par value,
  750,000 shares authorized; 512,989
  shares issued and outstanding ..............          5,130           5,130
Additional paid-in capital....................     12,009,083      11,968,980
Retained earnings.............................     14,937,748      14,472,467
Accumulated other comprehensive
  income (loss)...............................     (1,875,325)     (1,557,100)
                                                  -----------     -----------
                                                   25,120,884      24,933,693
Less 514,867 and 482,867 treasury shares
  of common stock, at cost, at
  March 31, 2002 and December 31, 2001,
  respectively................................     (2,428,681)     (2,291,581)
                                                  -----------     -----------
                                                   22,692,203      22,642,112
                                                  -----------     -----------
 Total liabilities and stockholders' equity...    $54,507,929     $55,197,406
                                                  ===========     ===========

         The accompanying notes are an integral part of the consolidated financial statements.

                             CFC INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001


                                                   Three Months Ended March 31,
                                                        2002            2001
                                                        ----            ----
                                                            (Unaudited)

Net sales ....................................      $14,841,680     $16,309,842
                                                    -----------     -----------
Cost of goods sold ...........................        9,469,565      10,548,981
Selling, general and
  administrative expenses ....................        3,207,243       3,375,827
Research and development expenses ............          513,361         629,605
Depreciation and amortization expense ........          831,834       1,090,000
                                                    -----------     -----------
Total operating expenses .....................       14,022,003      15,644,413
                                                    -----------     -----------

Operating income .............................          819,677         665,429

  Interest....................................          329,815         402,046
  Other expense...............................                -          15,600
  Other income (loss).........................         (200,419)         (7,320)
                                                    -----------     -----------
                                                        129,396         410,326
                                                    -----------     -----------
Income before income taxes ...................          690,281         255,103
Provision for income taxes....................          225,000          97,404
                                                    -----------     -----------
Net income ...................................         $465,281        $157,699
                                                    ===========     ===========

Basic earnings per share......................         $   0.10        $   0.03

Diluted earnings per share....................         $   0.10        $   0.03


         The accompanying notes are an integral part of the consolidated financial statements.

                             CFC INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                         2002            2001
                                                         ----            ----
                                                    (Unaudited)     (Unaudited)
Cash flow from operating activities:
  Net income ...................................    $   465,281     $   157,699
    Adjustments to reconcile net
      income to net cash provided
      by operating activities:
       Depreciation and amortization ...........        831,834       1,090,000
       Deferred income taxes ...................        (31,993)       (169,872)
       Gain on sale of land and building .......       (191,158)           --
       Changes in assets and liabilities:
         Accounts receivable ...................        692,896      (1,096,341)
         Inventories ...........................         30,873         551,202
         Other current assets ..................       (198,611)          6,082
         Accounts payable ......................       (217,774)        995,644
         Accrued compensation and benefits .....        117,903         (52,697)
         Accrued expenses and other
          current liabilities ..................        (75,837)      1,008,569
                                                    -----------     -----------
Net cash provided by
  operating activities .........................    $ 1,423,414     $ 2,490,286
                                                    -----------     -----------

Cash flows from investing activities:
  Additions to property, plant and equipment ...       (264,168)       (557,896)
  Proceeds from sale of land and building ......        455,334              --
                                                    -----------     -----------
Net cash provided by (used in)
  investing activities .........................        191,166        (557,896)
                                                    -----------     -----------

Cash flows from financing activities:
  Proceeds from revolving loan .................        693,007         420,055
  Repayments of revolving loan .................       (628,745)       (653,063)
  Repayments of term loans .....................       (419,834)     (1,306,804)
  Repayment of capital lease ...................             --          (6,950)
  Issuance of common stock .....................         17,138          19,082
  Repurchase of common stock for
    treasury stock .............................       (137,100)        (27,078)
                                                    -----------     -----------
Net cash used in financing activities ..........       (475,534)     (1,554,758)
                                                    -----------     -----------

Effect of exchange rate changes on
  cash and cash equivalents ....................        (44,776)        (60,616)
                                                    -----------     -----------
Increase in cash and cash equivalents ..........      1,094,270         317,016

Cash and cash equivalents:
Beginning of period ............................      2,492,595         298,871
End of Period ..................................    $ 3,586,865     $   615,887

         The accompanying notes are an integral part of the consolidated financial statements.

                             CFC INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001
                                   (Unaudited)


Note 1.  Basis of Presentation

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of CFC International, Inc. (the Company), and its wholly-owned subsidiaries, as of March 31, 2002 and December 31, 2001 (audited), the consolidated results of operations for the three (3) months ended March 31, 2002 and 2001, and consolidated statements of cash flows for the three (3) months ended March 31, 2002 and 2001.

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

Certain prior period amounts in the statements of operations have been reclassified to conform to current period presentation. These reclassifications had no effect on the previously reported amounts of income before income taxes or net income.

Note 2.  Comprehensive Income

The Company's total comprehensive income (loss) was as follows:

                                                   Three Months Ended March 31,
                                                        2002        2001
                                                        ----        ----
Net income........................................... $465,281   $  157,699
Less:  foreign currency translation adjustment.......  318,225    1,021,886
                                                      --------   ----------
Total comprehensive income (loss).................... $147,056  ($  864,187)
                                                      ========  ============


Note 3.  Earnings Per Share

                               March 31, 2002             March 31, 2001
                         --------------------------  ---------------------------
                                               Per                          Per
                         Income     Shares    Share  Income     Shares     Share
                         ------     ------    -----  ------     ------     -----

Basic Earnings Per Share:
Income available to
 Common Stockholders....$465,281   4,459,313   $.10  $157,699   4,564,693   $.03
Effect of Dilutive
 Securities:
 Options exercisable....               1,335                        1,058
 Convertible debt.......  15,000     119,047
Diluted Earnings
 per Share..............$480,281   4,579,695   $.10  $157,699   4,565,751   $.03

Note 4.  Business Segments and International Operations

The Company and its subsidiaries operate in a single business segment, which is the formulating and manufacturing of chemically complex, multi-layered functional coatings. The Company produces five primary types of coating products. Net sales (in millions) for each of these products for the three months ended March 31, 2002 and 2001 were as follows:

                                                          2002        2001
                                                          ----        ----

Printed Products ...................................     $ 4.9       $ 4.7
Pharmaceutical Products ............................       2.8         2.8
Security Products ..................................       2.0         1.7
Holographic Products ...............................       2.4         2.8
Specialty Pigmented and
  Other Simulated Metal Products ...................       2.7         4.3
                                                         -----       -----
Total ..............................................     $14.8       $16.3


The following is sales by geographic area for the three months ended March 31, 2002 and 2001 and long-lived asset information as of March 31, 2002 and December 31, 2001:

Sales (In Thousands)                              2002                2001
--------------------                              ----                ----

United States ..........................        $ 8,093             $ 7,410
Europe .................................          4,812               6,131
Other Foreign ..........................          1,937               2,769
                                                -------             -------
Total ..................................        $14,842             $16,310
                                                =======             =======

Net Fixed Assets (In Thousands)                   2002                 2001
-------------------------------                   ----                 ----
(In Thousands)

United States ..........................        $14,988             $15,389
Europe .................................          8,780               9,404
                                                -------             -------
Total ..................................        $23,768             $24,793
                                                =======             =======

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

Note 6.  Recent Accounting Pronouncements

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets" and SFAS No. 144 ("SFAS 144"), "Impairment or Disposal of Long-Lived Assets."

SFAS No. 142 addresses accounting and reporting for (i) in tangible assets at acquisition and (ii) for intangible assets and goodwill subsequent to their acquisition. The Company's goodwill and intangible assets are classified in the balance sheets as "Other assets" and relate to the acquisition of businesses and exclusive worldwide rights to holographic technology. Management has reassessed the previously assigned lives for those assets and has determined them to be indefinite lived. As such, amortization of the indefinite lived goodwill and intangible assets has ceased and annual impairment tests will be performed.

The adoption of SFAS No. 144 had no impact of the financial statements.

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

Results of Operations
---------------------

The following table sets forth, certain items from the Company's consolidated financial statements as a percentage of net sales for the periods presented:

                                                          Three Months Ended
                                                              March 31,
                                                      --------------------------
                                                          2002          2001
                                                          ----          ----
                                                             (Unaudited)

Net sales........................................        100.0%        100.0%
Cost of goods sold...............................         63.8          64.7
Selling, general and administrative..............         21.6          20.7
Research and development.........................          3.5           3.9
Depreciation and amortization....................          5.6           6.7
Operating income ................................          5.5           4.0
Interest expense ................................          2.2           2.5
Other expense ...................................            -             -
Other income (loss) .............................         (1.3)         (0.1)
Income before taxes..............................          4.6           1.6
Provision for income taxes.......................          1.5           0.6
Net income ......................................          3.1 %         1.0%

Quarter Ended March 31, 2002 Compared to Quarter Ended March 31, 2001
---------------------------------------------------------------------

Net sales for the quarter ended March 31, 2002 decreased 9.0% to $14.8 million, from $16.3 million for the quarter ended March 31, 2001. Holographic product sales decreased 15.7% to $2.4 million for the quarter ended March 31, 2002, compared to $2.8 million for the quarter ended March 31, 2000. This decrease was due primarily to an arts and craft product launch that was not successful, and sales to a foreign government in 2001 that did not repeat in 2002. Printed product sales increased 5.7% to $4.9 million, from $4.7 million primarily due to increased market penetration. Pharmaceutical product sales decreased slightly 1.5% to $2.80 million, from $2.84 million. Pharmaceutical product sales decreased primarily due to a competitor in Mexico having a favorable duty position in sales to South America. Security product (mag stripe, signature panels, and tipping products for credit cards, intaglio-printed products and gift cards) sales increased 18.0% to $2.0 million, from $1.7 million. This increase was primarily a result of sales of gift card products to a major retailer. Sales of specialty pigmented and other simulated metal products decreased 36.2% to $2.7 million, from $4.3 million, primarily due to the Company's strategic plan to eliminate lower margin, high-service products.

Cost of goods sold for the quarter ended March 31, 2002 decreased 10.2% to $9.5 million, from $10.5 million for the quarter ended March 31, 2001. This decrease was primarily due to the decrease in sales volume offset in part by sales of higher margin products and the business interruption insurance proceeds. The cost of goods sold as a percentage of net sales for the quarter ended March 31, 2002 decreased to 63.8% from 64.7% for the quarter ended March 31, 2001 due to decreases in material costs, partly offset by fixed cost being a higher percentage of lower sales.

Selling, general, and administrative expenses for the quarter ended March 31, 2002 decreased 5.0% to $3.2 million from $3.4 million for the quarter ended March 31, 2001. These decreases are due primarily to realizing the benefits of the Company's efforts to reduce the worldwide workforce, consolidate facilities and control expenses. As a percent of net sales these costs were 21.6% for the quarter ended March 31, 2002, and 20.7% for the quarter ended March 31, 2001. The increase in percentage is due to the lower sales volume.

Research and development expenses for the quarter ended March 31, 2002 decreased 18.5% to $513,000 from $630,000 for the quarter ended March 31, 2001 due primarily to the consolidation of the Ventura, California Optical Lab into Countryside, Illinois. Research and development expenses for the quarter ended March 31, 2002 decreased as a percentage of net sales, to 3.5% from 3.9% for the quarter ended March 31, 2001. This decrease in percentage was due primarily to the reasons noted above.

Depreciation and amortization expenses for the quarter ended March 31, 2002 decreased 23.7% to $0.8 million from $1.1 million for the quarter ended March 31, 2001. This decrease was primarily due to the Company no longer amortizing intangible assets related to holographic products as a result of FASB 142. Depreciation and amortization expense as a percentage of net sales for the quarter ended March 31, 2002 decreased to 5.6% from 6.7% for the quarter ended March 31, 2001 for the same reasons.

Total operating expenses for the quarter ended March 31, 2002 decreased 10.4% to $14.0 million from $15.6 million for the quarter ended March 31, 2001. The decrease in total operating expenses is primarily due to lower cost of sales caused by lower sales and reductions in the worldwide workforce. Total operating expenses for the quarter ended March 31, 2002 decreased as a percentage of net sales to 94.5% from 96.0% for the quarter ended March 31, 2001. This decrease is due to the reasons noted above.

Operating income for the quarter ended March 31, 2002 increased 23.2% to $820,000, from $665,000 for the quarter ended March 31, 2001. The increase in operating income is due primarily due to the decreases in costs and expenses for the reasons noted above. Operating income for the quarter ended March 31, 2002 increased as a percentage of net sales to 5.5% from 4.0% for the quarter ended March 31, 2001. This increase is due primarily to the reasons noted above.

Interest expense for the quarter ended March 31, 2002 decreased 18.0% to $330,000, from $402,000 for the quarter ended March 31, 2001. This decrease was due primarily to the repayment of debt and lower rates of interest on the Company's floating interest rate debt.

Other income for the quarter ended March 31, 2002 increased to $200,000 from $7,000 for the quarter ended March 31, 2001. This increase is a result of the sale of an older manufacturing site in Goppingen, Germany.

The effective income tax rate for the quarter ended March 31, 2002 is 32.6% versus 38.2% for the same period in 2001. The primary reasons for the differences are due to the effects of income tax rates on foreign income and certain tax credits and permanent differences in the United States.

Net income for the quarter ended March 31, 2002 increased 195.0% to $465,000, from $158,000 for the quarter ended March 31, 2001. This increase in net income was due primarily to the factors as discussed above.

Liquidity and Capital Resources
-------------------------------

The Company's working capital increased by $0.7 million during the quarter. The primary reasons were an increase of $1.1 million in cash and an increase of $0.2 million in prepaid and other current assets, and a decrease in current liabilities of $0.3 million (resulting from amortization of debt and a reduction in payables), offset by a decrease of $0.8 million in customer receivables (resulting in large part from the lower sales during the first quarter 2002 compared to the fourth quarter 2001), and by a decrease of $0.2 million in inventories.

At March 31, 2002, the Company had available $9.1 million under the revolving credit agreement maintained with the Company's primary bank. This agreement, which expires April 1, 2003, is collateralized by the Company's trade accounts receivables and inventories. The Company believes that the net cash provided by operating activities and amounts available under the revolving credit agreement are sufficient to finance the Company's growth and future capital requirements. The Company does not have any material commitments to purchase capital assets as of March 31, 2002.

Recent Accounting Pronouncements
--------------------------------

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets" and SFAS No. 144 ("SFAS 144"), "Impairment or Disposal of Long-Lived Assets."

SFAS No. 142 addresses accounting and reporting for (i) in tangible assets at acquisition and (ii) for intangible assets and goodwill subsequent to their acquisition. The Company's goodwill and intangible assets are classified in the balance sheets as "Other assets" and relate to the acquisition of businesses and exclusive worldwide rights to holographic technology. Management has reassessed the previously assigned lives for those assets and has determined them to be indefinite lived. As such, amortization of the indefinite lived goodwill and intangible assets has ceased and annual impairment tests will be performed.

The adoption of SFAS No. 144 had no impact of the financial statements.


       Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following methods and assumptions were used to estimate the fair value of each class of financial instruments held by the Company for which it is practicable to estimate that value. The carrying amount of cash equivalents approximates fair value because of the short maturity of those instruments. The estimated fair value of the Company's long-term debt approximated its carrying value at March 31, 2002 and 2001 based upon market prices for the same or similar type of financial instrument.

The Company does not use derivative financial instruments to address interest rate, currency, or commodity pricing risks.

                           Part II - Other Information

Item 6 - Exhibits and Reports on Form 8-K

      a. Reports on Form 8-K. No reports on Form 8-K were filed in the three month period ended March 31, 2002.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on May 01, 2002.


                                 CFC INTERNATIONAL, INC.


                                 Dennis W. Lakomy
                                 Executive Vice President,
                                 Chief Financial Officer,
                                 Secretary, and Treasurer
                                 (Principal Financial Officer)