Form 10-Q
period 2002-06-30
CFC INTERNATIONAL INC
filed 2002-08-02
CIK 949859

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q


(Mark One)
         X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2002

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

             YES  ( X )                                  NO  (     )

As of August 02, 2002, the Registrant had issued and outstanding 3,912,684 shares of Common Stock, par value $.01 per share, and 512,989 shares of Class B Common Stock, par value $.01 per share.

                             CFC INTERNATIONAL, INC.

                               INDEX TO FORM 10-Q




                                                                 Page
                                                                 ----

Part I - Financial Information:

  Item 1 - Financial Statements

           Consolidated Balance Sheets - June 30, 2002
             and December 31, 2001............................      5

           Consolidated Statements of Operation for the
             three (3) months and for the six (6) months
             ended June 30, 2002 and June 30, 2001............      6

           Consolidated Statements of Cash Flows for the
             six (6) months ended June 30, 2002 and
             June 30, 2001....................................      7

           Notes to Consolidated Financial Statements.........   8-10

  Item 2 - Management's Discussion and Analysis of Financial
    Condition and Results of Operations.......................  10-15

  Item 3 - Quantitative and Qualitative Disclosures
    About Market Risk.........................................     16

Part II - Other Information:

  Item 4 - Submissions of Matters to a Vote of
    Security Holders..........................................     17

  Item 5 - Other Information..................................     17

  Item 6 - Exhibits and Reports on Form 8-K...................     17

  Signatures..................................................     18

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

The risks included here are not exhaustive. The Company operates in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for the Company to predict all such risk factors, nor can the Company assess the impacts of all such risk factors on its business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. The Company has no obligation to revise or update these forward-looking statements to reflect events or circumstances that arise after August 02, 2002 or to reflect the occurrence of anticipated events.

Investors should also be aware that while the Company does, from time to time, communicate with securities analysts, it is against the Company's policy to disclose to them any material non-public information or other confidential commercial information. Accordingly, investors should not assume that the Company agrees with any statement or report issued by any analyst irrespective of the content of the statement or report. Thus, to the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not the Company's responsibility.

                                     Part I
                          Item 1. Financial Statements
                             CFC INTERNATIONAL, INC.
                         CONSOLIDATED BALANCE SHEETS AT
                       JUNE 30, 2002 AND DECEMBER 31, 2001

                                                    June 30,       December 31,
                                                      2002             2001
                                                      ----             ----
                                                  (Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents ....................    $  3,177,341     $  2,492,595
Accounts receivable, less allowance
  for doubtful accounts of $760,162
  and $582,898 at June 30, 2002 and
  December 31, 2001, respectively ............       9,099,560        9,205,561

Inventories:
  Raw materials ..............................       2,730,992        2,638,602
  Work in process ............................       1,807,799        1,858,677
  Finished goods .............................       5,530,211        5,877,489
                                                  ------------     ------------
                                                    10,069,002       10,374,768
Prepaid expenses and other
  current assets..............................       1,550,894          760,081
Deferred income tax assets....................       2,987,413        2,987,413
                                                  ------------     ------------
  Total current assets .......................      26,884,210       25,820,418
                                                  ------------     ------------
Property, plant and equipment, net ...........      24,999,405       24,792,724
Other assets .................................       4,569,581        4,584,264
                                                  ------------     ------------
  Total assets ...............................    $ 56,453,196     $ 55,197,406
                                                  ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt ............    $  5,141,550     $  2,762,909
Accounts payable .............................       2,778,980        3,285,526
Accrued compensation and benefits ............       1,504,907        1,165,878
Accrued expenses and other current
  liabilities ................................       3,751,252        3,783,842
                                                  ------------     ------------
  Total current liabilities ..................      13,176,689       10,998,155
                                                  ------------     ------------
Deferred income tax liabilities ..............       2,185,717        2,185,717
Long-term debt, net of current portion .......      16,813,149       19,371,422
                                                  ------------     ------------
  Total liabilities ..........................      32,175,555       32,555,294
                                                  ------------     ------------

STOCKHOLDERS' EQUITY:
Voting Preferred Stock, par value
  $.01 per share, 750 shares authorized,
  no shares issued and outstanding............               -                -
Common stock, $.01 par value,
  10,000,000 shares authorized;
  4,424,717 and 4,421,529 shares issued
  at June 30, 2002 and December 31, 2001,
  respectively................................          44,247           44,216
Class B common stock, $.01 par value,
  750,000 shares authorized;
  512,989 shares issued and outstanding.......           5,130            5,130
Additional paid-in capital ...................      12,054,374       11,968,980
Retained earnings ............................      15,075,855       14,472,467
Accumulated other comprehensive
  income (loss) ..............................        (469,234)      (1,557,100)
                                                  ------------     ------------
                                                    26,710,372       24,933,693
Less 515,867 and 482,867
  treasury shares of common stock,
  at cost, at June 30, 2002 and
  December 31, 2001, respectively ............      (2,432,731)      (2,291,581)
                                                  ------------     ------------
                                                    24,277,641       22,642,112
                                                  ------------     ------------
  Total liabilities and
    stockholders' equity .....................    $ 56,453,196     $ 55,197,406
                                                  ============     ============

         The accompanying notes are an integral part of the consolidated financial statements.

                             CFC INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS AND SIX MONTHS ENDED
                             JUNE 30, 2002 AND 2001


                          Three Months Ended June 30,  Six Months Ended June 30,
                          ---------------------------  -------------------------
                                 2002         2001        2002         2001
                                 ----         ----        ----         ----
                                   (Unaudited)               (Unaudited)

Net sales .................. $14,430,984  $14,614,129  $29,272,664  $30,923,971
                             -----------  -----------  -----------  -----------
Cost of goods sold .........   9,323,568    9,561,468   18,793,133   20,110,449
Selling, general and
  administrative expenses ...  3,207,794    3,399,601    6,415,037    6,811,428
Research and development
  expenses ..................    517,922      540,043    1,031,283    1,169,648
Depreciation and amortization    889,049      950,020    1,720,883    2,004,020
                              ----------   ----------  -----------  -----------
Total operating expenses .... 13,938,333   14,451,132   27,960,336   30,095,545
                              ----------   ----------  -----------  -----------

Operating income ............    492,651      162,997    1,312,328      828,426

Other expenses:
  Interest expense ..........    326,297      408,017      656,112      810,064
  Interest income ...........    (14,949)          --      (14,949)          --
  Other income ..............     (7,320)      (7,320)    (207,739)     (14,641)
  Other expense .............         --           --           --       15,600
                              ----------   ----------  -----------  -----------
                                 304,028      400,697      433,424      811,023
                              ----------   ----------  -----------  -----------
Income (loss) before
  income taxes ..............    188,623     (237,700)     878,904       17,403
Provision (benefit) for
  income taxes ..............     50,516      (90,773)     275,516        6,631
                              ----------   ----------  -----------  -----------

Net income (loss) ........... $  138,107   ($146,927)  $   603,388  $    10,772
                              ==========   ==========  ===========  ===========


Basic earnings (loss)
  per share.................. $    0.03    ($   0.03)  $      0.14  $      0.00


Diluted earnings (loss)
  per share...............    $    0.03    ($   0.03)  $      0.14  $      0.00


         The accompanying notes are an integral part of the consolidated financial statements.

                             CFC INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001



                                                    Six Months Ended June 30,
                                                    -------------------------
                                                        2002            2001
                                                        ----            ----
                                                    (Unaudited)     (Unaudited)
Cash flow from operating activities:
  Net income ...................................    $   603,388     $    10,772
    Adjustments to reconcile net
      income to net cash  provided
      by operating activities:
        Depreciation and amortization ..........      1,720,883       2,004,020
        Deferred income taxes ..................           --          (259,447)
        Gain on sale of land and building ......       (191,158)           --
        Changes in assets and liabilities:
          Accounts receivable ..................        481,788        (393,439)
          Inventories ..........................        553,229        (787,063)
          Other current assets .................       (697,215)        175,276
          Accounts payable .....................       (596,674)      1,426,351
          Accrued compensation and benefits ....        350,386          73,559
          Accrued expenses and other
            current liabilities ................         14,363         124,103
                                                    -----------     -----------
Net cash provided by operating activities ......    $ 2,238,990     $ 2,374,132
                                                    -----------     -----------

Cash flows from investing activities:
  Additions to property, plant and equipment ...     (1,006,041)       (825,960)
  Proceeds from sale of land and building ......        455,334            --
                                                    -----------     -----------
Net cash used in investing activities ..........       (550,707)       (825,960)
                                                    -----------     -----------

Cash flows from financing activities:
  Proceeds from term loans .....................           --         3,313,003
  Repayment of revolver ........................     (1,518,257)     (3,570,936)
  Proceeds from revolver .......................      1,031,923       2,510,863
  Repayments of term loans .....................       (730,235)     (3,016,987)
  Repayment of capital lease ...................           --            (9,796)
  Repurchase of shares .........................       (141,150)        (38,899)
  Proceeds from issuance of stock ..............         34,477          40,289
                                                    -----------     -----------
Net cash used in financing activities ..........     (1,323,242)       (772,463)
                                                    -----------     -----------

Effect of exchange rate changes on
  cash and cash equivalents ....................        319,705          22,814
                                                    -----------     -----------
Increase in cash and cash equivalents ..........        684,746         798,523

Cash and cash equivalents:
Beginning of period ............................      2,492,595         298,871
                                                    -----------     -----------
End of period ..................................    $ 3,177,341     $ 1,097,394
                                                    ===========     ===========



         The accompanying notes are an integral part of the consolidated financial statements.

                             CFC INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001
                                   (Unaudited)

Note 1.  Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of CFC International, Inc. (the Company), and its wholly-owned subsidiaries, as of June 30, 2002 (unaudited) and December 31, 2001 (audited), the consolidated results of operations for the three (3) months and six (6) months ended June 30, 2002 and 2001 (unaudited) respectively, and consolidated statements of cash flows for the six (6) months ended June 30, 2002 and 2001 (unaudited).

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

Note 2.  Comprehensive Income

The company's total comprehensive income (loss) was as follows:

                                                     Six Months Ended June 30,
                                                     -------------------------
                                                           2002       2001
                                                           ----       ----
Net earnings ......................................... $  603,388  $ 10,772
Plus (Minus):  foreign currency
  translation adjustment .............................  1,087,866  (967,829)
                                                       ----------  ---------
Total comprehensive income (loss)..................... $1,691,254  $957,057)
                                                       ==========  =========

Note 3.  Earnings Per Share

                              Six Months Ended              Six Months Ended
                               June 30, 2002                 June 30, 2001
                          ------------------------    -------------------------
                                              Per                          Per
                          Income     Shares  Share    Income     Shares   Share
                          ------     ------  -----    ------     ------   -----

Basic Earnings
 Per Share:
Income available
 to Common
 Stockholders...........  $603,388  4,446,007  $.14   $10,772  4,563,143  $.00
Effect of Dilutive
 Securities:
  Options exercisable...                2,194                      1,029
  Convertible debt......    15,000    119,047
                            ------    -------  ----   -------  ---------  ----
Diluted Earnings
 per Share..............  $618,388  4,567,248  $.14   $10,772  4,564,172  $.00
                          ========  =========  ====   =======   ========= ====

Note 4.  Business Segments and International Operations

The company and its subsidiaries operate in a single business segment, which is the formulating and manufacturing of chemically complex, multi-layered functional coatings. The company produces five primary types of coating products. Sales for each of these products (in millions) for the three months ended June 30, 2002 and 2001, and the six months ended June 30, 2002 and 2001 are as follows:

                                             Three months     Six months
                                                 ended           ended
                                                 June 30,       June 30,
                                              ------------    ------------
                                              2002    2001    2002    2001
                                              ----    ----    ----    ----

Holographic Products ...................     $ 2.5   $ 1.9   $ 4.9   $ 4.7
Printed Products .......................       4.8     4.5     9.7     9.1
Pharmaceutical Products ................       2.8     2.5     5.6     5.4
Security Products ......................       1.7     2.0     3.7     3.7
Specialty Pigmented and Other
  Simulated Metal Products ............        2.6     3.7     5.3     8.0
                                             -----   -----   -----   -----
Total ..................................     $14.4   $14.6   $29.2   $30.9
                                             =====   =====   =====   =====

The following is sales by geographic area for the three months and six months ended June 30, 2002 and 2001 and long-lived asset information as of June 30, 2002 and December 31, 2001:

                                   Three months                 Six months
                                       ended                       ended
                                      June 30,                    June 30,
                                   ------------                 ------------

Net Sales (In Thousands)         2002          2001          2002         2001
------------------------         ----          ----          ----         ----

United States ..........       $ 8,107       $ 7,012       $16,200       $14,422
Europe .................         4,451         5,197         9,263        11,328
Other Foreign ..........         1,873         2,405         3,810         5,174
                               -------       -------       -------       -------
Total ..................       $14,431       $14,614       $29,273       $30,924
                               =======       =======       =======       =======


Net Fixed Assets (In Thousands)                     06/30/02         12/31/01
-------------------------------                     --------         --------
United States ..........................             $15,085          $15,389
Europe .................................               9,914            9,404
                                                     -------          -------
Total ..................................             $24,999          $24,793
                                                     =======          =======

Europe and other foreign revenue are based on the country in which the customer is domiciled.

Note 5.  Contingencies and Commitments

From time to time, the Company is subject to legal proceedings and claims, which arise, in the normal course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not have a material adverse effect on the Company's consolidated financial condition, results of operations or cash flows.

The Company has commitments to purchase capital assets as of June 30, 2002 in the amount of $590,000.

Note 6.  Recent Accounting Pronouncements

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets" and SFAS No. 144 ("SFAS 144"), "Impairment or Disposal of Long-Lived Assets."

SFAS No. 142 addresses accounting and reporting for (i) in tangible assets at acquisition and (ii) for intangible assets and goodwill subsequent to their acquisition. The Company's goodwill and intangible assets are classified in the balance sheets as "Other assets" and relate to the acquisition of businesses and worldwide rights to use certain holographic technology. Management has assessed the useful economic lives for those assets and has determined them to have an indefinite life. As such, amortization of the goodwill and intangible assets has ceased and annual impairment tests will be performed.

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

Results of Operations
---------------------

The following table sets forth, certain items from the Company's consolidated financial statements as a percentage of net sales for the periods presented:

                                            Three Months Ended  Six Months Ended
                                                  June 30,          June 30,
                                             -----------------------------------
                                               2002     2001     2002     2001
                                               ----     ----     ----     ----

                                                (Unaudited)        (Unaudited)

Net sales .................................   100.0%   100.0%    100.0%   100.0%
Cost of goods sold ........................    64.6     65.4      64.2     65.0
Selling, general and administrative .......    22.2     23.3      21.9     22.0
Research and development ..................     3.6      3.7       3.5      3.8
Depreciation and amortization .............     6.2      6.5       5.9      6.5
Total operating expenses ..................    96.6     98.9      95.5     97.3
Operating income ..........................     3.4      1.1       4.5      2.7
Interest expense and other ................     2.1      2.7       1.5      2.6
Income (loss) before taxes ................     1.3     (1.6)      3.0      0.1
Provision (benefit) for income taxes ......     0.4     (0.6)      0.9      0.0
Net income (loss) .........................     0.9%    (1.0)%     2.1%     0.0%

Quarter Ended June 30, 2002 Compared to Quarter Ended June 30, 2001
-------------------------------------------------------------------

Net sales for the quarter ended June 30, 2002, decreased 1.3 percent to $14.4 million, down from $14.6 million for the quarter ended June 30, 2001. Holographic products sales increased 32.7 percent to $2.5 million for the quarter ended June 30, 2002, compared to $1.9 million for the quarter ended June 30, 2001. This increase was primarily due to an increase in security label sales to a toy manufacturer and chip manufacturer, along with an increase of HoloLam sales, which was offset by a lack of security label sales to a foreign government. HoloLam is a full-face holographic film used in the production of credit cards. Printed products sales for these periods increased 7.5 percent to $4.8 million, up from $4.5 million, primarily due an increase in orders in the furniture market. Pharmaceutical product sales for these periods increased 10.5 percent to $2.8 million, from $2.5 million, primarily due to strong European sales. Security products (magnetic stripes, signature panels and tipping products for credit cards, and intaglio-printed products) sales decreased 13.1 percent to $1.7 million, from $2.0 million. This decrease was primarily a result of substantially lower sales of intaglio-printed birth certificates for a foreign government in 2002, as compared to 2001. Sales of simulated metal and other pigmented products decreased 30.2 percent to $2.6 million for the quarter ended June 30, 2002, down from $3.7 million for the quarter ended June 30, 2001 primarily as a result of the disruption in servicing European customers due to the February 2002 flash fire on the rotogravure press in Germany. This press had five of its six stations up and running on April 2, 2002. The sixth station became operable on June 10, 2002. During the periods in which these stations were inoperable, many products had to be routed to alternative machines for production, resulting in strained capacity, lower production, and, consequently, lower sales.

Cost of goods sold for the quarter ended June 30, 2002, decreased 2.5 percent to $9,324,000, down from $9,561,000 million for the quarter ended June 30, 2001. This decrease was primarily due to the impact of lower sales volumes as discussed above. Cost of goods sold for the quarter ended June 30, 2002 decreased as a percentage of net sales to 64.6 percent, from 65.4 percent for the quarter ended June 30, 2001. This decrease was primarily a result of income from insurance proceeds, which approximated lost margin on sales, offset by higher material costs.

Selling, general, and administrative expenses for the quarter ended June 30, 2002, decreased 5.6 percent to $3.2 million, down from $3.4 million for the quarter ended June 30, 2001. This decrease was primarily due to a settlement of past sales tax liabilities with the Illinois Department of Revenue. Selling, general, and administrative expenses for the quarter ended June 30, 2002 decreased as a percentage of net sales to 22.2 percent, down from 23.3 percent for the quarter ended June 30, 2001 for similar reasons.

Research and development expenses for the quarter ended June 30, 2002, decreased
4.1 percent to $518,000 from $540,000 for the quarter ended June 30, 2001. Research and development expenses for the quarter ended June 30, 2002, decreased as a percentage of net sales to 3.6 percent from 3.7 percent for the quarter ended June 30, 2001. This decrease in expense was primarily due to the impact of cost controls implemented by the company.

Depreciation and amortization expenses for the quarter ended June 30, 2002, decreased 6.4 percent to $889,000 from $950,000 for the quarter ended June 30, 2001. This decrease was primarily due to the Company no longer amortizing intangible assets related to holographic products as a result of FASB 142. Depreciation and amortization expenses for the quarter ended June 30, 2002, decreased as a percentage of net sales to 6.2 percent from 6.5 percent for the quarter ended June 30, 2001 for similar reasons.

Total operating expenses for the quarter ended June 30, 2002 decreased 3.5 percent to $13.9 million from $14.5 million for the quarter ended June 30, 2001. The decrease in total operating expenses is due to lower cost of sales caused by lower sales, reductions in the worldwide workforce, the impact of cost controls implemented by the Company, and a $300,000 benefit related to a settlement of past sales tax liabilities with the Illinois Department of Revenue. Total operating expenses for the quarter ended June 30, 2002 decreased as a percentage of net sales to 96.6 percent from 98.9 percent for the quarter ended June 30, 2001. This decrease is due to the reasons noted above.

Operating income for the quarter ended June 30, 2002, increased 202.2 percent to $493,000, up from $163,000 for the quarter ended June 30, 2001. The increase in operating income is primarily a result of the above explanations. Operating income for the quarter ended June 30, 2002, increased as a percentage of net sales to 3.4 percent, up from 1.1 percent for the quarter ended June 30, 2001. This increase is a result of the above explanations.

Interest expense for the quarter ended June 30, 2002, decreased 20.0 percent to $326,000, from $408,000 for the quarter ended June 30, 2001. This decrease primarily was due to the scheduled repayment of debt and lower interest rates in 2002 from the same period in 2001.

Interest income for the quarter ended June 30, 2002, increased to $15,000 from zero for the quarter ended June 30, 2001. This increase was primarily related to interest received on an income tax refund in June 2002.

Income taxes for the quarter ended June 30, 2002 increased 155.7 percent to $51,000, up from a benefit of $91,000 for the quarter ended June 30, 2001. The increase in income taxes were primarily caused by the increase in taxable income due to the reasons described above, offset by a cash refund due to filing the amended income tax returns.

Net income increased 194.0 percent to $138,000 in the quarter ended June 30, 2002, from a net loss of $147,000 for the quarter ended June 30, 2001. This increase in net income is primarily due to the increase in taxable income explained previously.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001
-------------------------------------------------------------------------

Net sales for the six months ended June 30, 2002, decreased 5.3 percent to $29.3 million, down from $30.9 million for the six months ended June 30, 2001. Holographic product sales increased 3.6 percent to $4.9 million for the six months ended June 30, 2002, compared to $4.7 million for the six months ended June 30, 2001. This increase was due increased sales of security labels and packaging sales offset by a one-time sale of security labels to a foreign government. Printed product sales for these periods increased 6.5 percent to $9.7 million, from $9.1 million, primarily due to increased market penetration along with an increase in sales to the furniture industry. Pharmaceutical product sales for these periods increased 4.1 percent to $5.6 million, up from $5.4 million. These increases are primarily the result of increased sales in Europe. Security products (magnetic stripe, signature panels and tipping products for credit cards, and intaglio-printed products) sales increased 1.2 percent to $3,747,000, up from $3,704,000 in the first half of 2001. This increase was primarily due to gift card sales offset by intaglio-printed birth certificates for a foreign government that are not as strong this year when compared to last year. Sales of simulated metal and other pigmented products decreased 33.4 percent to $5.3 million for the six months ended June 30, 2002, from $8.0 million in the first six months of 2001. This decrease is primarily due to the disruption in servicing European customers due to the February 2002 flash fire on the rotogravure press in Germany. This press had five of the six stations up and running on April 2, 2002. The sixth station became operable the middle of June 2002. During the periods in which these stations were inoperable, many products had to be routed to alternative machines for production, resulting in strained capacity, lower production, and, consequently, lower sales.

Cost of goods sold for the six months ended June 30, 2002, decreased 6.6 percent to $18.8 million from $20.1 million for the six months ended June 30, 2001. This decrease was primarily due to lower sales. Cost of goods sold for the six months ended June 30, 2002, decreased as a percent of net sales to 64.2 percent, from
65.0 percent for the six months ended June 30, 2001. This decrease in percentage was primarily due to income from insurance proceeds, which approximated lost margin on sales, offset by higher labor as a percentage of net sales.

Selling, general, and administrative expenses for the six months ended June 30, 2002, decreased 5.8 percent to $6.4 million from $6.8 million for the six months ended June 30, 2001. This decrease was primarily due to a settlement of past sales tax liabilities with the Illinois Department of Revenue. Selling, general, and administrative expenses for the six months ended June 30, 2002, decreased as a percent of net sales to 21.9 percent, from 22.0 percent for the six months ended June 30, 2001. This decrease in percentage was primarily due to the reasons described above.

Research and development expenses for the six months ended June 30, 2002, decreased 11.8 percent to $1.0 million from $1.2 million for the six months ended June 30, 2001 primarily due to the impact of the consolidation of the Ventura, California Optical Lab into the Company's Countryside, Illinois facility, and the impact of cost controls implemented by the Company. Research and development expense for the six months ended June 30, 2002, decreased as a percentage of net sales, to 3.5 percent from 3.8 percent for the six months ended June 30, 2001. This decrease as a percentage of net sales was due to the reasons described above.

Depreciation and amortization expenses for the six months ended June 30, 2002, decreased 14.1 percent to $1.7 million from $2.0 million for the six months ended June 30, 2001, primarily due to the Company no longer amortizing intangible assets related to holographic products as a result of FASB 142. Depreciation and amortization expense for the six months ended June 30, 2002, decreased as a percentage of net sales, to 5.9 percent from 6.5 percent for the six months ended June 30, 2001.

Total operating expenses for the six months ended June 30, 2002 decreased 7.1 percent to $28.0 million from $30.1 million for the six months ended June 30, 2001. The decrease in total operating expenses is due to lower cost of sales caused by lower sales, reductions in the worldwide workforce, the impact of cost controls implemented by the Company, and a $300,000 benefit related to a settlement of past sales tax liabilities with the Illinois Department of
Revenue. Total operating expenses for the six months ended June 30, 2002 decreased as a percentage of net sales to 95.5 percent from 97.3 percent for the six months ended June 30, 2001. This decrease is due to the reasons noted above.

Operating income for the six months ended June 30, 2002, increased 58.4 percent to $1.3 million, up from $0.8 million for the six months ended June 30, 2001. The increase in operating income is primarily due to the reasons noted above. Operating income for the six months ended June 30, 2002 increased as a percentage of net sales to 4.5 percent from 2.7 percent for the six months ended June 30, 2001. This increase is primarily due to the reasons described above.

Interest expense for the six months ended June 30, 2002, decreased 19.0 percent to $656,000, down from $810,000 for the six months ended June 30, 2001. This decrease was primarily due to scheduled repayment of debt and lower interest rates in 2002 from the same period in 2001.

Interest income for the six months ended June 30, 2002, increased to $15,000 from zero for the six months ended June 30, 2001. This increase was primarily related to received on an income tax refund in June 2002.

Other income for the six months ended June 30, 2002 increased to $208,000 from $15,000 for the six months ended June 30, 2001. This increase is primarily the result of the gain on sale of an older manufacturing site in Goppingen, Germany.

Income taxes for the six months ended June 30, 2002, increased to $276,000, up from $7,000 for the six months ended June 30, 2001. The increase in income taxes were primarily caused by the increase in taxable income due to the reasons described above, offset by a refund from the filing of amended income tax returns.

Net income for the six months ended June 30, 2002, increased to $603,000, up from $11,000 for the six months ended June 30, 2001. This increase in net income is primarily due to the reasons described above.

Liquidity and Capital Resources
-------------------------------

The Company's working capital decreased by $1.1 million during the first half of 2002. The primary reasons are an increase in current liabilities of $2.4 million (resulting from long-term revolving debt falling into current debt, due to the timing of the April 1, 2003 renewal of the revolving credit agreement maintained with the company's primary bank), and a decrease of $0.3 million in inventories, a decrease of $0.1 million in customer receivables, offset by an increase of $0.8 million in prepaid and other current assets, a decrease of $0.2 million in accounts payable and accrued compensation and benefits, and by an increase of $685,000 in cash.

At June 30, 2002, the Company had available $9.5 million under the revolving credit agreement maintained with the company's primary bank. This agreement, which expires April 1, 2003, is collateralized by the Company's trade accounts receivables and inventories. The Company believes that the net cash provided by operating activities and amounts available under the revolving credit agreement are sufficient to finance the Company's growth and future capital requirements. The Company has material commitments to purchase capital assets as of June 30, 2002 in the amount of $590,000.


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

       Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following methods and assumptions were used to estimate the fair value of each class of financial instruments held by the Company for which it is practicable to estimate that value. The carrying amount of cash equivalents approximates fair value because of the short maturity of those instruments. The estimated fair value of the Company's long-term debt approximated its carrying value at June 30, 2002 and 2001 based upon market prices for the same or similar type of financial instrument.

The Company does not use derivative financial instruments to address interest rate, currency, or commodity pricing risks.

                                     PART II

                                OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The following summarizes the votes of the Annual Meeting of the company's stockholders held on April 19, 2002 with respect to the election of Directors:

Matter                                            For           Withheld
------                                            ---           --------
Election of Directors:
----------------------
Roger F. Hruby ...............................  3,819,152        240,695
William G. Brown .............................  4,059,747            100
Robert B. Covalt .............................  4,059,647            200
Richard L. Garthwaite ........................  3,819,252        240,595
Dennis W. Lakomy .............................  3,819,152        240,695
Richard Pierce ...............................  4,059,647            200
David D. Wesselink ...........................  4,059,647            200

Item 5. Other Information

The Company announced on June 3, 2002, the hiring of Mr. Gregory Jehlik as President and Chief Operating Officer. Mr. Jehlik was also appointed a Director of the Company. Mr. Jehlik succeeds Mr. Richard Garthwaite who resigned form his positions with the Company. Mr. Jehlik has over 20 years of management experience and previously held various senior executive roles in sales, marketing and general management.

Item 6. Exhibits and Reports on Form 8-K

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

     3.3 Specimen Certificate Representing Shares of Common Stock (incorporated by reference to Exhibit 4.1 to the Company's registration statement on Form S-1, Registration No. 33-96110).

b. Reports on Form 8-K. No reports on Form 8-K were filed in the three-month period ended June 30, 2002.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 2, 2002.


                                  CFC INTERNATIONAL, INC.



                                  Dennis W. Lakomy
                                  Executive Vice President,
                                  Chief Financial Officer,
                                  Secretary, and Treasurer
                                  (Principal Financial Officer)