Form 10-Q/A
period 2002-03-31
CFC INTERNATIONAL INC
filed 2002-11-19
CIK 949859

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-Q/A


(Mark One)
         X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended March 31, 2002

        ---- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition from               to
                                        -------------    -------------

                           Commission File No. 027222

                             CFC INTERNATIONAL, INC.

             (Exact name of Registrant as specified in its charter)

                DELAWARE                                    36-3434526
                --------                                    ----------
                (State or other jurisdiction of             (I.R.S. Employer
                incorporation or organization)              Identification No.)

                500 State Street, Chicago Heights, Illinois 60411
                -------------------------------------------------

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

CFC INTERNATIONAL, INC.
List of Items Amended

Part I--Financial Information

Item 1.
Financial Statements


    Consolidated Balance Sheets
    Consolidated Statements of Income
    Consolidated Statements of Cash Flows
    Notes to Condensed Consolidated Financial Statements

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 4.

Controls and Procedures (1)
--------------------------------------------------------------------------------

(1)
Newly added pursuant to Sarbanes-Oxley Act and Item 307(b) of Regulation S-X

Explanatory Note: This filing solely amends the original filing on Form 10-Q with respect to treatment of intangible assets upon the implementation of SFAS No. 142 which is more fully described at footnote 6 of the financial statements contained in the filing at page 11 and for which the amounts impact both the financial statements as well as portions of "Management's Discussion and Analysis of Financial Conditions and Results of Operations." On the same date of the filing of this Form 10-Q/A, the registrant is filing a Form 10-Q/A for the quarter ended June 30, 2002, and its Form 10-Q for the quarter ended September 30, 2002, to which reference is made for additional information and developments after March 31, 2002.

As a result of these changes, net income and earnings per diluted share disclosed in the original Form 10-Q for the three months ended March 31, 2002 will decrease from $465,000 and $0.10 cents per share on a fully diluted basis, to $422,000 and $0.10 cents per share on a fully diluted basis. Earnings before interest, taxes, depreciation and amortization, and the company's cash flows will not change from what was disclosed for those periods in the original Form 10-Q.

                             CFC INTERNATIONAL, INC.

                               INDEX TO FORM 10-Q




                                                                Page
                                                                ----

Part I - Financial Information:

Item 1 - Financial Statements

  Consolidated Balance Sheets - March 31, 2002
    and December 31, 2001....................................      6

  Consolidated Statements of Income for the
    three (3) months ended March 31, 2002
    and March 31, 2001.......................................      7

  Consolidated Statements of Cash Flows for the
    three (3) months ended March 31, 2002
    and March 31, 2001.......................................      8

  Notes to Consolidated Financial Statements.................   9-13

Item 2 - Management's Discussion and Analysis of
  Financial Condition and Results of Operations..............  14-17

Item 3. - Quantitative and Qualitative Disclosures
  About Market Risk..........................................     17

Item 4. - Controls and Procedures............................     17


Part II - Other Information:

Item 6 - Exhibits and Reports on Form 8-K....................     18

  Signatures.................................................     19

    Certifications...........................................  20-25

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

The risks included here are not exhaustive. We operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the impacts of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. We have no obligation to revise or update these forward-looking statements to reflect events or circumstances that arise after November 19, 2002 or to reflect the occurrence of anticipated events.

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

                                     Part I
                          Item 1. Financial Statements

                             CFC INTERNATIONAL, INC.
                         CONSOLIDATED BALANCE SHEETS AT
                      MARCH 31, 2002 AND DECEMBER 31, 2001

                                                    March 31,     December 31,
                                                      2002           2001
                                                      ----           ----
                                                   (Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents ................         $3,586,865       $2,492,595
Accounts receivable, less
  allowance for doubtful
  accounts of $635,000
  and $583,000 at
  March 31, 2002 and
  December 31, 2001,
  respectively ...........................          9,205,561        8,423,925
Inventories:
  Raw materials ..........................          2,255,985        2,638,602
  Work in process ........................          1,996,681        1,858,677
  Finished goods .........................          5,942,718        5,877,489
                                                  ------------     ------------
                                                   10,195,384       10,374,768
Prepaid expenses and other current assets.          1,283,312        1,080,845
Deferred income tax assets................          2,987,413        2,987,413
                                                  ------------     ------------
  Total current assets....................         26,475,899       26,141,182
                                                  ------------     ------------
Property, plant and equipment, net........         23,767,530       24,792,724
Other assets .............................          4,192,625        4,263,500
                                                  ------------     ------------
  Total assets............................        $54,437,054      $55,197,406
                                                  ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt.........        $ 2,666,037      $ 2,762,909
Accounts payable..........................          3,038,879        3,285,526
Accrued compensation and benefits.........          1,272,423        1,165,878
Accrued expenses and other current
  liabilities.............................          3,682,328        3,783,842
                                                  ------------     ------------
  Total current liabilities...............         10,659,667       10,998,155
                                                  ------------     ------------
Deferred income tax liabilities...........          2,185,717        2,185,717
Long-term debt, net of current portion....         18,942,842       19,371,422
                                                  ------------     ------------
  Total liabilities.......................         31,788,226       32,555,294
                                                  ------------     ------------

STOCKHOLDERS' EQUITY:
Voting Preferred Stock, par value
  $.01 per share, 750 shares authorized,
  No shares issued and outstanding.........                 -                -
Common stock, $.01 par value, 10,000,000
  shares authorized; 4,424,717 and
  4,421,529 shares issued at March 31, 2002
  and December 31, 2001, respectively......            44,248           44,216
Class B common stock, $.01 par value,
  750,000 shares authorized;
  512,989 shares issued and outstanding ...             5,130            5,130
Additional paid-in capital.................        12,009,083       11,968,980
Retained earnings..........................        14,894,373       14,472,467
Accumulated other comprehensive
  income (loss)............................        (1,875,325)      (1,557,100)
                                                  ------------     ------------
                                                   25,077,509       24,933,693
Less 514,867 and 482,867 treasury
  shares of common stock, at cost,
  at March 31, 2002 and December 31, 2001,
  respectively.............................        (2,428,681)      (2,291,581)
                                                  ------------     ------------
                                                   22,648,828       22,642,112
                                                  ------------     ------------
  Total liabilities and stockholders'
    equity.................................       $54,437,054      $55,197,406
                                                  ============     ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                             CFC INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001


                                                  Three Months Ended March 31,
                                                  ----------------------------
                                                        2002           2001
                                                        ----           ----
                                                    (Unaudited)

Net sales ......................................   $ 14,841,680    $ 16,309,842
                                                   ------------    ------------
Cost of goods sold .............................      9,469,565      10,548,981
Selling, general and administrative expenses ...      3,207,243       3,375,827
Research and development expenses ..............        513,361         629,605
Depreciation and amortization expense ..........        902,709       1,090,000
                                                   ------------    ------------
Total operating expenses .......................     14,092,878      15,644,413
                                                   ------------    ------------

Operating income ...............................        748,802         665,429

    Interest ...................................        329,815         402,046
    Other expense ..............................           --            15,600
    Other income (loss) ........................       (200,419)         (7,320)
                                                   ------------    ------------
                                                        129,396         410,326
                                                   ------------    ------------
Income before income taxes .....................        619,406         255,103
Provision for income taxes .....................        197,500          97,404
                                                   ------------    ------------

Net income .....................................   $    421,906    $    157,699
                                                   ============    ============


Basic earnings per share .......................   $       0.10    $       0.03

Diluted earnings per share .....................   $       0.10    $       0.03


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                             CFC INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                         2002            2001
                                                         ----            ----
                                                    (Unaudited)     (Unaudited)
Cash flow from operating activities:
  Net income ...................................    $   421,906     $   157,699
    Adjustments to reconcile
      net income to net cash
      provided by operating
      activities:
       Depreciation and amortization ...........        902,709       1,090,000
       Deferred income taxes ...................        (31,993)       (169,872)
       Gain on sale of land and building .......       (191,158)           --
       Changes in assets and liabilities:
       Accounts receivable .....................        692,896      (1,096,341)
       Inventories .............................         30,873         551,202
       Other current assets ....................       (198,611)          6,082
       Accounts payable ........................       (217,774)        995,644
       Accrued compensation and benefits .......        117,903         (52,697)
       Accrued expenses and other
         current liabilities ...................       (103,337)      1,008,569
                                                    -----------     -----------
Net cash provided by operating activities ......    $ 1,423,414     $ 2,490,286
                                                    -----------     -----------

Cash flows from investing activities:
  Additions to property, plant and equipment ...       (264,168)       (557,896)
  Proceeds from sale of land and building ......        455,334            --
                                                    -----------     -----------
Net cash provided by (used in)
  investing activities .........................        191,166        (557,896)
                                                    -----------     -----------

Cash flows from financing activities:
  Proceeds from revolving loan .................        693,007         420,055
  Repayments of revolving loan .................       (628,745)       (653,063)
  Repayments of term loans .....................       (419,834)     (1,306,804)
  Repayment of capital lease ...................           --            (6,950)
  Issuance of common stock .....................         17,138          19,082
  Repurchase of common stock for
    treasury stock .............................       (137,100)        (27,078)
                                                    -----------     -----------
Net cash used in financing activities ..........       (475,534)     (1,554,758)
                                                    -----------     -----------

Effect of exchange rate changes
  on cash and cash equivalents .................        (44,776)        (60,616)
                                                    -----------     -----------
Increase in cash and cash equivalents ..........      1,094,270         317,016

Cash and cash equivalents:
Beginning of period ............................      2,492,595         298,871
End of Period ..................................    $ 3,586,865     $   615,887


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

Note 2.  Comprehensive Income

The Company's total comprehensive income (loss) was as follows:

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                         2002        2001
                                                         ----        ----

Net income...........................................  $421,906   $  157,699
Less:  foreign currency translation adjustment.......   318,225    1,021,886
                                                       --------   ----------
Total comprehensive income (loss)....................  $103,681  ($  864,187)
                                                       ========  ============


Note 3.  Earnings Per Share

                                    March 31, 2002           March 31, 2001
                             ------------------------  -------------------------
                                                 Per                        Per
                             Income    Shares   Share  Income     Shares   Share
Basic Earnings Per Share:
Income available to
  Common Stockholders...... $421,906  4,459,313  $.10  $157,699  4,564,693  $.03
Effect of Dilutive
  Securities:
  Options exercisable......               1,335                      1,058
  Convertible debt.........   15,000    119,047
Diluted Earnings per Share. $436,906  4,579,695  $.10  $157,699  4,565,751  $.03

Note 4.  Business Segments and International Operations

The Company and its subsidiaries operate in a single business segment, which is the formulating and manufacturing of chemically complex, multi-layered functional coatings. The Company produces five primary types of coating products. Net sales (in millions) for each of these products for the three months ended March 31, 2002 and 2001 were as follows:

                                                              2002       2001
                                                              ----       ----
Printed Products ...................................         $ 4.9       $ 4.7
Pharmaceutical Products ............................           2.8         2.8
Security Products ..................................           2.0         1.7
Holographic Products ...............................           2.4         2.8
Specialty Pigmented and
  Other Simulated Metal Products ...................           2.7         4.3
                                                             -----       -----
Total ..............................................         $14.8       $16.3
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

Note 6.  Recent Accounting Pronouncements; Restatement of Financial Statements

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets" and SFAS No. 144 ("SFAS 144"), "Impairment or Disposal of Long-Lived Assets." The adoption of SFAS No. 144 had no impact on the financial statements.

SFAS No. 142 addresses accounting and reporting for (i) in tangible assets at acquisition and (ii) for intangible assets and goodwill subsequent to their acquisition. The Company's goodwill and intangible assets are classified in the balance sheets as "Other assets" and relate to goodwill from certain business acquisitions, production processes and worldwide marketing rights all related to holography and the Company's holographic products. The following are the major classes of the Company's intangibles and goodwill:

                                                        Net               Net
                                                     Carrying          Carrying
                                                       Value             Value
                                                     03/31/02          12/31/01
                                                     --------          --------
Goodwill .....................................       $1,030,000       $1,030,000
Holographic base coat processes ..............          115,000          126,500
Worldwide holographic rights .................        3,047,625        3,107,000
                                                     ----------       ----------
Total ........................................       $4,192,625       $4,263,500
                                                     ==========       ==========

Management had initially assessed the useful economic life for its holographic base coat process and worldwide holographic rights to have an indefinite life. During the review of the third quarter 2002, the Company concluded that amortization should continue to be recorded for those assets under SFAS No. 142. As a result, in the first quarter of 2002 the Company has recorded an amortization amount of $70,785, or $43,376 net of income taxes, and will continue to record amortization on those intangible assets. As required by SFAS No. 142, amortization of the goodwill has ceased and annual impairment tests will be performed. The consolidated financial statements as of and for the three months ended March 31, 2002 and notes thereto included in this report on Form 10-Q/A have been adjusted to include the effects of these additional amounts, as follows:

                                                    Three Months Ended 03/31/02
                                                   ----------------------------
                                                          As
                                                     Previously
                                                      Reported        Adjusted
                                                      --------        --------
Net sales ......................................   $ 14,841,680    $ 14,841,680
Cost of goods sold .............................      9,469,565       9,469,565
Selling, general and administrative expenses ...      3,207,243       3,207,243
Research and development expenses ..............        513,361         513,361
Depreciation and amortization expense ..........        831,834         902,709
Total operating expenses .......................     14,022,003      14,092,878

Operating income ...............................        819,677         748,802

Other (income) expense:
    Interest expense ...........................        329,815         329,815
    Interest income ............................           --              --
    Other expense ..............................           --              --
    Other income ...............................       (200,419)       (200,419)

Income before income taxes .....................        690,281         619,406
Provision for income taxes .....................        225,000         197,500

Net income .....................................   $    465,281    $    421,906


Basic earnings per share .......................   $       0.10    $       0.10

Diluted earnings per share .....................   $       0.10    $       0.10

Retained earnings ..............................   $ 14,937,748    $ 14,894,373

The following table presents March 31, 2001 had the provisions of SFAS No. 142 been applied in this period, as well as, the comparable period for 2002
(year of initial application):

                                                  Three Months    Three Months
                                                      Ended           Ended
                                                    03/31/01        03/31/02
                                                    --------        --------

Net income as reported ..........................   $157,699        $421,906
Add back amortization:
Goodwill ........................................     23,934               -
Related income tax effect .......................     (8,324)              -
                                                    ---------       --------
Adjusted net income .............................   $173,309        $421,906
                                                    ---------       --------

Basic and diluted earnings per share, as reported   $    0.03       $   0.10
Add back amortization of good will,
 and related income tax effect ..................   $    0.01              -
                                                    ---------       --------
Adjusted basic and diluted earnings per share ...   $    0.04       $   0.10
                                                    =========       ========

Prior to the adoption of SFAS No. 142, other assets consisted of the following goodwill and intangibles and related amortization periods:

                                      Pre-SFAS No. 142     Post-SFAS No. 142
                                    Amortization Period   Amortization Period
                                    -------------------   -------------------
Goodwill.............................  180 months         None- Indefinite Life
Holographic base coat process........  120 months         120 Months
Worldwide holographic rights.........  180 months         180 Months

The Company has no material commitments to purchase capital assets as of March 31, 2002.

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

Results of Operations
---------------------

The following table sets forth, certain items from the Company's consolidated financial statements as a percentage of net sales for the periods presented:

                                                        Three Months Ended
                                                            March 31,
                                                     ---------------------------
                                                         2002         2001
                                                         ----         ----
                                                             (Unaudited)

Net sales........................................        100.0%       100.0%
Cost of goods sold...............................         63.8          64.7
Selling, general and administrative..............         21.6          20.7
Research and development.........................          3.5           3.9
Depreciation and amortization....................          6.1           6.7
Total operating expenses ........................         95.0          96.0
Operating income ................................          5.0           4.0
Interest expense ................................          2.2           2.5
Other expense ...................................            -             -
Other income (loss) .............................         (1.3)         (0.1)
Income before taxes..............................          4.1           1.6
Provision for income taxes.......................          1.3           0.6
Net income ......................................          2.8%          1.0%

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

Depreciation and amortization expenses for the quarter ended March 31, 2002 decreased 17.2% to $0.9 million from $1.1 million for the quarter ended March 31, 2001. This decrease was primarily due to fully depreciated assets in 2001 and the Company no longer amortizing goodwill as a result of FASB No. 142. Depreciation and amortization expense as a percentage of net sales for the quarter ended March 31, 2002 decreased to 6.1% from 6.7% for the quarter ended March 31, 2001 for the same reasons.

Total operating expenses for the quarter ended March 31, 2002 decreased 9.9% to $14.1 million from $15.6 million for the quarter ended March 31, 2001. The decrease in total operating expenses is primarily due to lower cost of sales caused by lower sales and reductions in the worldwide workforce. Total operating expenses for the quarter ended March 31, 2002 decreased as a percentage of net sales to 95.0% from 96.0% for the quarter ended March 31, 2001. This decrease is due to the reasons noted above.

Operating income for the quarter ended March 31, 2002 increased 12.5% to $749,000, from $665,000 for the quarter ended March 31, 2001. The increase in operating income is due primarily due to the decreases in costs and expenses for the reasons noted above. Operating income for the quarter ended March 31, 2002 increased as a percentage of net sales to 5.0% from 4.0% for the quarter ended March 31, 2001. This increase is due primarily to the reasons noted above.

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

The effective income tax rate for the quarter ended March 31, 2002 is 31.9% versus 38.2% for the same period in 2001. The primary reasons for the differences are due to the effects of income tax rates on foreign income and certain tax credits and permanent differences in the United States.

Net income for the quarter ended March 31, 2002 increased 167.5% to $422,000, from $158,000 for the quarter ended March 31, 2001. This increase in net income was due primarily to the factors as discussed above.

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

Recent Accounting Pronouncements
--------------------------------

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets" and SFAS No. 144 ("SFAS 144"), "Impairment or Disposal of Long-Lived Assets." The adoption of SFAS No. 144 had no impact on the financial statements.

SFAS No. 142 addresses accounting and reporting for (i) in tangible assets at acquisition and (ii) for intangible assets and goodwill subsequent to their acquisition. The Company's goodwill and intangible assets are classified in the balance sheets as "Other assets" and relate to the acquisition of businesses and exclusive worldwide rights to holographic technology. As a result of SFAS No. 142, management had reassessed the previously assigned lives for those assets and as a result of this reassessment had determined them to be indefinite lived. The Company has concluded that amortization should continue to be recorded for certain intangible assets under SFAS No. 142; whereas the Company's initial determination was that under SFAS No. 142 such assets had an indefinite life and would not subject to amortization. As a result, the Company has recorded an amortization amount of $70,875, or $43,376 net of income taxes, in the first quarter and will continue to record amortization. Amortization of the goodwill has ceased and annual impairment tests will be performed.

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

Item 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures upon which these financial statements and management discussion are based. Based on their evaluation, which was completed November 14, 2002, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective and appropriate to ensure the correctness and completeness of this quarterly report. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date our evaluation was completed.

                           Part II - Other Information

Item 6 - Exhibits and Reports on Form 8-K

(a)      Exhibits

         99.1 Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.2 Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b)      Report on Form 8-K
         Other than as previously reported, no reports on Form 8-K were filed during the three months ended March 31, 2002.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on November 19, 2002.


                              CFC INTERNATIONAL, INC.



                               Dennis W. Lakomy
                               Executive Vice President,
                               Chief Financial Officer,
                               Secretary, and Treasurer
                               (Principal Financial Officer)

                                 Certifications
                                 --------------


I, Roger F. Hruby, Chairman and Chief Executive Officer, certify that:

        1. I have reviewed this quarterly report on Form 10-Q/A of CFC International, Inc.;

        2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 19, 2002

                                       /s/___________________Roger F. Hruby
                                          Roger F. Hruby
                                          Chairman, Chief Executive Officer

                                 Certifications
                                 --------------


I, Dennis W. Lakomy, Executive Vice President, Chief Financial Officer, certify that:

        1. I have reviewed this quarterly report on Form 10-Q/A of CFC International, Inc.;

        2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 19, 2002


                                      /s/___________________Dennis W. Lakomy
                                         Dennis W. Lakomy
                                         Executive Vice President,
                                         Chief Financial Officer

EXHIBIT 99.1

                Certification Pursuant to 18 U.S.C. Section 1350,
                             as Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002


In connection with the Quarterly Report on Form 10-Q/A of CFC International, Inc. and subsidiaries (the "Company") for the quarterly period ended March 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I Roger F. Hruby, Chairman of the Board, and Chief Executive Officer of the Company, hereby certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

         (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/_________________________________Roger F. Hruby
   Name:        Roger F. Hruby
   Title:       Chairman of the Board, and Chief Executive Officer
   Date:        November 19, 2002

This certification accompanies the Report pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of ss. 18 of the Securities Exchange Act of 1934, as amended.

EXHIBIT 99.2

                Certification Pursuant to 18 U.S.C. Section 1350,
                             as Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002


In connection with the Quarterly Report on Form 10-Q/A of CFC International, Inc. and subsidiaries (the "Company") for the quarterly period ended March 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I Dennis W. Lakomy, Executive Vice President, and Chief Financial Officer of the Company, hereby certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

         (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/___________________________________Dennis W. Lakomy
   Name:        Dennis W. Lakomy
   Title:       Executive Vice President, and Chief Financial Officer
   Date:        November 19, 2002

This certification accompanies the Report pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of ss. 18 of the Securities Exchange Act of 1934, as amended.