Form 10-Q/A
period 2002-06-30
CFC INTERNATIONAL INC
filed 2002-11-19
CIK 949859

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

Explanatory Note: This filing solely amends the original filing on Form 10-Q with respect to treatment of intangible assets upon the implementation of SFAS No. 142 which is more fully described at footnote 6 of the financial statements contained in the filing at page 11 and for which the amounts impact both the financial statements as well as portions of "Management's Discussion and Analysis of Financial Conditions and Results of Operations." On the same date of the filing of this Form 10-Q/A, the registrant is filing a Form 10-Q/A for the quarter ended March 31, 2002, and its Form 10-Q for the quarter ended September 30, 2002, to which reference is made for additional information and developments after June 30, 2002.

As a result of these changes, net income and earnings per diluted share disclosed in the original Form 10-Q for the three months ended June 30, 2002 will decrease from $138,107 and $0.03 cents per share on a fully diluted basis, to $94,731 and $0.02 cents per share on a fully diluted basis. Net income and earnings per diluted share disclosed in the original Form 10-Q for the six months ended June 30, 2002 will decrease from $603,388 and $0.14 cents per share on a fully diluted basis, to $516,637 and $0.12 cents per share on a fully diluted basis. Earnings before interest, taxes, depreciation and amortization, and the company's cash flows will not change from what was disclosed for those periods in the original Form 10-Q.

                             CFC INTERNATIONAL, INC.

                               INDEX TO FORM 10-Q




                                                                Page
                                                                ----

Part I - Financial Information:

Item 1 - Financial Statements

  Consolidated Balance Sheets - June 30, 2002 and
    December 31, 2001........................................      6

  Consolidated Statements of Operation for the three (3)
    months and for the six (6) months ended June 30, 2002
    and June 30, 2001........................................      7

  Consolidated Statements of Cash Flows for the six (6)
    months ended June 30, 2002 and June 30, 2001.............      8

  Notes to Consolidated Financial Statements.................   9-13

Item 2 - Management's Discussion and Analysis of Financial
  Condition and Results of Operations........................  14-18

Item 3 - Quantitative and Qualitative Disclosures About
  Market Risk................................................     19

Item 4 - Controls and Procedures.............................     19


Part II - Other Information:

Item 5 - Submissions of Matters to a Vote of
  Security Holders...........................................     19

Item 6 - Other Information...................................     20

Item 7 - Exhibits and Reports on Form 8-K....................     20

  Signatures.................................................     21

    Certifications...........................................  22-27

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

                                     Part I
                          Item 1. Financial Statements
                             CFC INTERNATIONAL, INC.
                         CONSOLIDATED BALANCE SHEETS AT
                       JUNE 30, 2002 AND DECEMBER 31, 2001

                                                   June 30,        December 31,
                                                     2002             2001
                                                     ----             ----
                                                  (Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents ....................    $  3,177,341     $  2,492,595
Accounts receivable, less allowance
  for doubtful accounts of $760,162
  and $582,898 at June 30, 2002 and
  December 31, 2001, respectively ............       9,205,561        9,099,560
Inventories:
  Raw materials ..............................       2,730,992        2,638,602
  Work in process ............................       1,807,799        1,858,677
  Finished goods .............................       5,530,211        5,877,489
                                                  ------------     ------------
                                                    10,069,002       10,374,768
Prepaid expenses and other
  current assets .............................       1,856,975        1,080,845

Deferred income tax assets                           2,987,413        2,987,413
                                                  ------------     ------------
  Total current assets .......................      27,190,291       26,141,182
                                                  ------------     ------------
Property, plant and equipment, net ...........      24,999,405       24,792,724

Other assets .................................       4,121,750        4,263,500
                                                  ------------     ------------
  Total assets ...............................    $ 56,311,446     $ 55,197,406
                                                  ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt ............    $  5,141,550     $  2,762,909
Accounts payable .............................       2,778,980        3,285,526
Accrued compensation and benefits ............       1,504,907        1,165,878
Accrued expenses and other
  current liabilities ........................       3,696,253        3,783,842
                                                  ------------     ------------
  Total current liabilities ..................      13,121,690       10,998,155
                                                  ------------     ------------
Deferred income tax liabilities ..............       2,185,717        2,185,717
Long-term debt, net of current portion .......      16,813,149       19,371,422
                                                  ------------     ------------
  Total liabilities ..........................      32,120,556       32,555,294
                                                  ------------     ------------

STOCKHOLDERS' EQUITY:
Voting Preferred Stock, par value
  $.01 per share, 750 shares authorized,
  No shares issued and outstanding............               -                -

Common stock, $.01 par value,
  10,000,000 shares authorized;
  4,424,717 and 4,421,529 shares
  issued at June 30, 2002 and
  December 31, 2001, respectively.............          44,247           44,216
Class B common stock, $.01 par value,
  750,000 shares authorized;
  512,989 shares issued and
  outstanding.................................           5,130            5,130
Additional paid-in capital ...................      12,054,374       11,968,980
Retained earnings ............................      14,989,104       14,472,467
Accumulated other comprehensive
  income (loss) ..............................        (469,234)      (1,557,100)
                                                  ------------     ------------
                                                    26,623,621       24,933,693
Less 515,867 and 482,867 treasury
  shares of common stock, at cost,
  at June 30, 2002 and
  December 31, 2001, respectively ............      (2,432,731)      (2,291,581)
                                                  ------------     ------------
                                                    24,190,890       22,642,112
                                                  ------------     ------------
  Total liabilities and stockholders'
    equity ...................................    $ 56,311,446     $ 55,197,406
                                                  ============     ============

                   The accompanying notes are an integral part of the consolidated financial statements.

                             CFC INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS AND SIX MONTHS ENDED
                             JUNE 30, 2002 AND 2001


                          Three Months Ended June 30,  Six Months Ended June 30,
                          ---------------------------  -------------------------
                                 2002         2001         2002         2001
                                 ----         ----         ----         ----
                                   (Unaudited)               (Unaudited)

Net sales .................. $14,430,984  $14,614,129  $29,272,664  $30,923,971
                             -----------  -----------  -----------  -----------
Cost of goods sold .........   9,323,568    9,561,468   18,793,133   20,110,449
Selling, general and
  administrative expenses ..   3,207,794    3,399,601    6,415,037    6,811,428
Research and development
  expenses..................     517,922      540,043    1,031,283    1,169,648
Depreciation and
  amortization..............     959,924      950,020    1,862,633    2,004,020
                             -----------  -----------  -----------  -----------
Total operating expenses....  14,009,208   14,451,132   28,102,086   30,095,545
                             -----------  -----------  -----------  -----------

Operating income............     421,776      162,997    1,170,578      828,426

Other expenses:
  Interest expense..........     326,297      408,017      656,112      810,064
  Interest income...........     (14,949)           -      (14,949)           -
  Other income..............      (7,320)      (7,320)    (207,739)     (14,641)
  Other expense.............            -           -            -       15,600
                             -----------  -----------  -----------  -----------
                                 304,028      400,697      433,424      811,023
                             -----------  -----------  -----------  -----------
Income (loss) before
  income taxes..............     117,748     (237,700)     737,154       17,403
Provision (benefit) for
  income taxes..............      23,017      (90,773)     220,517        6,631
                             -----------  -----------  -----------  -----------

Net income (loss)........... $    94,731 ($   146,927) $   516,637  $    10,772
                             ===========  ============ ===========  ===========


Basic earnings (loss)
  per share................. $     0.02   ($     0.03) $      0.12  $      0.00


Diluted earnings (loss)
  per share .................$     0.02   ($     0.03) $      0.12  $      0.00

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                             CFC INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001



                                                     Six Months Ended June 30,
                                                     -------------------------
                                                       2002             2001
                                                       ----             ----
                                                   (Unaudited)      (Unaudited)
Cash flow from operating activities:
  Net income .................................     $   516,637      $    10,772
    Adjustments to reconcile net
    income to net cash  provided
    by operating activities:
      Depreciation and amortization ..........       1,862,633        2,004,020
      Deferred income taxes ..................            --           (259,447)
      Gain on sale of land and building ......        (191,158)            --
      Changes in assets and liabilities:
        Accounts receivable ..................         481,788         (393,439)
        Inventories ..........................         553,229         (787,063)
        Other current assets .................        (697,215)         175,276
        Accounts payable .....................        (596,674)       1,426,351
        Accrued compensation and benefits ....         350,386           73,559
        Accrued expenses and other
          current liabilities ................         (40,636)         124,103
                                                   -----------      -----------
Net cash provided by operating activities ....     $ 2,238,990      $ 2,374,132
                                                   -----------      -----------

Cash flows from investing activities:
  Additions to property, plant
    and equipment ............................      (1,006,041)        (825,960)
  Proceeds from sale of land
    and building .............................         455,334             --
                                                   -----------      -----------
Net cash used in investing activities ........        (550,707)        (825,960)
                                                   -----------      -----------

Cash flows from financing activities:
  Proceeds from term loans ...................            --          3,313,003
  Repayment of revolver ......................      (1,518,257)      (3,570,936)
  Proceeds from revolver .....................       1,031,923        2,510,863
  Repayments of term loans ...................        (730,235)      (3,016,987)
  Repayment of capital lease .................            --             (9,796)
  Repurchase of shares .......................        (141,150)         (38,899)
  Proceeds from issuance of stock ............          34,477           40,289
                                                   -----------      -----------
Net cash used in financing activities ........      (1,323,242)        (772,463)
                                                   -----------      -----------

Effect of exchange rate changes
  on cash and cash equivalents ...............         319,705           22,814
                                                   -----------      -----------
Increase in cash and cash equivalents ........         684,746          798,523

Cash and cash equivalents:
Beginning of period ..........................       2,492,595          298,871
                                                   -----------      -----------
End of period ................................     $ 3,177,341      $ 1,097,394
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

Note 2.  Comprehensive Income

The company's total comprehensive income (loss) was as follows:

                                       Six Months Ended June 30,
                                       -------------------------
                                           2002            2001
                                           ----            ----
Net earnings..........................  $  516,637      $ 10,772
Plus (Minus):  foreign currency
  translation adjustment..............   1,087,866      (967,829)
                                         ---------      --------
Total comprehensive income (loss).....  $1,604,503     ($957,057)
                                        ==========     =========

Note 3.  Earnings Per Share
                                 Six Months Ended            Six Months Ended
                                  June 30, 2002                June 30, 2001
                            --------------------------  ------------------------
                                                  Per                       Per
                             Income     Shares   Share  Income    Shares   Share
                             ------     ------   -----  ------    ------   -----
Basic Earnings Per Share:
Income available to
  Common Stockholders....... $516,637  4,446,007  $.12  $10,772  4,563,143  $.00
Effect of Dilutive
Securities:
  Options exercisable.......               2,194                     1,029
  Convertible debt..........   30,000    119,047
                             --------  ---------  ----- -------  ---------  ----
Diluted Earnings per Share.. $546,637  4,567,248  $.12  $10,772  4,564,172  $.00
                             ========  =========  ====  =======  =========  ====

Note 4.  Business Segments and International Operations

The company and its subsidiaries operate in a single business segment, which is the formulating and manufacturing of chemically complex, multi-layered functional coatings. The company produces five primary types of coating products. Sales for each of these products (in millions) for the three months ended June 30, 2002 and 2001, and the six months ended June 30, 2002 and 2001 are as follows:

                                          Three months ended  Six months ended
                                                 June 30,       June 30,
                                          ------------------  ----------------
                                              2002    2001     2002    2001
                                              ----    ----     ----    ----
Holographic Products ...................     $ 2.5   $ 1.9    $ 4.9   $ 4.7
Printed Products .......................       4.8     4.5      9.7     9.1
Pharmaceutical Products ................       2.8     2.5      5.6     5.4
Security Products ......................       1.7     2.0      3.7     3.7
Specialty Pigmented and Other
   Simulated Metal Products ............       2.6     3.7      5.3     8.0
                                               ---     ---      ---     ---
Total ..................................     $14.4   $14.6    $29.2   $30.9
                                             =====   =====    =====   =====

The following is sales by geographic area for the three months and six months ended June 30, 2002 and 2001 and long-lived asset information as of June 30, 2002 and December 31, 2001:

                                Three months ended           Six months ended
                                      June 30,                    June 30,
                                -------------------          -----------------
Net Sales (In Thousands)         2002          2001         2002          2001
------------------------         ----          ----         ----          ----
United States ..........       $ 8,107       $ 7,012       $16,200       $14,422
Europe .................         4,451         5,197         9,263        11,328
Other Foreign ..........         1,873         2,405         3,810         5,174
Total ..................       $14,431       $14,614       $29,273       $30,924


Net Fixed Assets (In Thousands)                      06/30/02        12/31/0199
-------------------------------                      --------        ----------
United States ..................................      $15,085         $15,389
Europe .........................................        9,914           9,404
                                                        -----           -----
Total ..........................................      $24,999         $24,793
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

                                                        Net              Net
                                                      Carrying        Carrying
                                                       Value           Value
                                                      06/30/02        12/31/01
                                                      --------         --------
Goodwill .....................................       $1,030,000       $1,030,000
Holographic base coat processes ..............          103,500          126,500
Worldwide holographic rights .................        2,988,250        3,107,000
                                                     ----------       ----------
Total ........................................       $4,121,750       $4,263,500
                                                     ==========       ==========

Management had initially assessed the useful economic life for its holographic base coat process and worldwide holographic rights to have an indefinite life. During the review of the third quarter 2002, the Company has concluded that amortization should continue to be recorded for those assets under SFAS No. 142. As a result, in the first and second quarters of 2002 the Company has recorded an amortization amount of $70,785, or $43,376 net of income taxes, in each quarter and will continue to record amortization on those intangible assets. As required by SFAS No. 142, amortization of the goodwill has ceased and annual impairment tests will be performed. The consolidated financial statements as of and for the three months ended June 30, 2002, and for the six months ended June 30, 2002 and notes thereto included in this report on Form 10-Q/A have been adjusted to include the effects of these additional amounts as follows:

                               Three Months Ended        Six Months Ended
                                    06/30/02                 06/30/02
                            -----------------------  ------------------------
                                 As                       As
                             Previously               Previously
                              Reported     Adjusted    Reported     Adjusted
                              --------     --------    --------     --------

Net sales ................. $14,430,984  $14,430,984  $29,272,664  $29,272,664
Cost of goods sold ........   9,323,568    9,323,568   18,793,133   18,793,133
Selling, general and
  administrative expenses..   3,207,794    3,207,794    6,415,037    6,415,037
Research and development
  expenses .................    517,922      517,922    1,031,283    1,031,283
Depreciation and
  amortization
  expense ..................    889,049      959,924    1,720,883    1,862,633
Total operating expenses.... 13,938,333   14,009,208   27,960,336   28,102,086

Operating income ...........    492,651      421,776    1,312,328    1,170,578

Other (income) expense:
  Interest expense..........    326,297      326,297      656,112      656,112
  Interest income...........    (14,949)     (14,949)     (14,949)     (14,949)
  Other expense ............         --           --           --           --
  Other income .............     (7,320)      (7,320)    (207,739)    (207,739)

Income before income taxes..    188,623      117,748      878,904      737,154
Provision for income taxes..     50,516       23,017      275,516      220,517

Net income .................$   138,107  $    94,731  $   603,388  $   516,637


Basic earnings per share ...$0.03        $0.02        $0.14        $0.12

Diluted earnings per share..$0.03        $0.02        $0.14        $0.12

Retained earnings ..........$15,075,855  $14,989,104  $15,075,855  $14,989,104

The following table presents June 30, 2001 three and six-month periods, had the provisions of SFAS No. 142 been applied in those periods, as well as, the comparable periods for 2002 (year of initial application):

                                         Three      Three     Six        Six
                                        Months     Months    Months    Months
                                        Ended      Ended     Ended     Ended
                                       06/30/01   06/30/02  06/30/01  06/30/02
                                       --------   --------  --------  --------
Net income (loss) as reported........  ($146,927)  $94,731   $10,772   $516,637
Add back amortization:
Goodwill.............................     23,934         -    47,868          -
Related income tax effect............     (8,324)        -   (16,648)         -
                                        ---------  -------   --------  --------
Adjusted net income..................  ($131,317)  $94,731   $41,992   $516,637

Basic and diluted earnings (loss)
  per share, as reported.............     ($0.03)    $0.02     $0.00      $0.12
Add back amortization of good will,
   and related income tax effect.....      $0.00     $0.00     $0.01      $0.00
                                        ---------  -------   --------  --------
Adjusted basic and diluted
   earnings (loss) per share.........     ($0.03)    $0.02     $0.01      $0.12
                                        =========  =======   =======   ========

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

Results of Operations
---------------------

The following table sets forth, certain items from the Company's consolidated financial statements as a percentage of net sales for the periods presented:

                                                Three Months      Six Months
                                                   Ended             Ended
                                                  June 30,          June 30,
                                               ---------------  ---------------
                                                 2002   2001     2002     2001
                                                 ----   ----     ----     ----
                                                (Unaudited)      (Unaudited)

Net sales                                       100.0%  100.0%   100.0%  100.0%
Cost of goods sold                               64.6    65.4     64.2    65.0
Selling, general and administrative              22.2    23.3     21.9    22.0
Research and development                          3.6     3.7      3.5     3.8
Depreciation and amortization                     6.7     6.5      6.4     6.5
Total operating expenses                         97.1    98.9     96.0    97.3
Operating income                                  2.9     1.1      4.0     2.7
Interest expense and other                        2.1     2.7      1.5     2.6
Income (loss) before taxes                        0.8    (1.6)     2.5     0.1
Provision (benefit) for income taxes              0.1    (0.6)     0.7     0.0
Net income (loss)                                 0.7%   (1.0%)    1.8%    0.0%

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

Depreciation and amortization expenses for the quarter ended June 30, 2002, increased 1.0 percent to $960,000 from $950,000 for the quarter ended June 30, 2001. This increase was primarily due to an increase in capital spending offset by the Company no longer amortizing goodwill as a result of FASB No. 142. Depreciation and amortization expenses for the quarter ended June 30, 2002, increased as a percentage of net sales to 6.7 percent from 6.5 percent for the quarter ended June 30, 2001 for similar reasons.

Total operating expenses for the quarter ended June 30, 2002 decreased 3.1 percent to $14.0 million from $14.5 million for the quarter ended June 30, 2001. The decrease in total operating expenses is due to lower cost of sales caused by lower sales, reductions in the worldwide workforce, the impact of cost controls implemented by the Company, and a $300,000 benefit related to a settlement of past sales tax liabilities with the Illinois Department of Revenue. Total operating expenses for the quarter ended June 30, 2002 decreased as a percentage of net sales to 97.1 percent from 98.9 percent for the quarter ended June 30, 2001. This decrease is due to the reasons noted above.

Operating income for the quarter ended June 30, 2002, increased 158.8 percent to $422,000, up from $163,000 for the quarter ended June 30, 2001. The increase in operating income is primarily a result of the above explanations. Operating income for the quarter ended June 30, 2002, increased as a percentage of net sales to 2.9 percent, up from 1.1 percent for the quarter ended June 30, 2001. This increase is a result of the above explanations.

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

Income taxes for the quarter ended June 30, 2002 increased 125.4 percent to $23,000, up from a benefit of $91,000 for the quarter ended June 30, 2001. The increase in income taxes were primarily caused by the increase in taxable income due to the reasons described above, offset by a cash refund due to filing the amended income tax returns.

Net income increased 164.5 percent to $95,000 in the quarter ended June 30, 2002, from a net loss of $147,000 for the quarter ended June 30, 2001. This increase in net income is primarily due to the increase in taxable income explained previously.

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

Depreciation and amortization expenses for the six months ended June 30, 2002, decreased 7.1 percent to $1.9 million from $2.0 million for the six months ended June 30, 2001, primarily due to the Company no longer amortizing goodwill as a result of FASB No. 142. Depreciation and amortization expense for the six months ended June 30, 2002, decreased as a percentage of net sales, to 6.4 percent from
6.5 percent for the six months ended June 30, 2001.

Total operating expenses for the six months ended June 30, 2002 decreased 6.6 percent to $28.1 million from $30.1 million for the six months ended June 30, 2001. The decrease in total operating expenses is due to lower cost of sales caused by lower sales, reductions in the worldwide workforce, the impact of cost controls implemented by the Company, and a $300,000 benefit related to a settlement of past sales tax liabilities with the Illinois Department of
Revenue. Total operating expenses for the six months ended June 30, 2002 decreased as a percentage of net sales to 96.0 percent from 97.3 percent for the six months ended June 30, 2001. This decrease is due to the reasons noted above.

Operating income for the six months ended June 30, 2002, increased 41.3 percent to $1.2 million, up from $0.8 million for the six months ended June 30, 2001. The increase in operating income is primarily due to the reasons noted above. Operating income for the six months ended June 30, 2002 increased as a percentage of net sales to 4.0 percent from 2.7 percent for the six months ended June 30, 2001. This increase is primarily due to the reasons described above.

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

Income taxes for the six months ended June 30, 2002, increased to $221,000, up from $7,000 for the six months ended June 30, 2001. The increase in income taxes were primarily caused by the increase in taxable income due to the reasons described above, offset by a refund from the filing of amended income tax returns.

Net income for the six months ended June 30, 2002, increased to $517,000, up from $11,000 for the six months ended June 30, 2001. This increase in net income is primarily due to the reasons described above.

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

SFAS No. 142 addresses accounting and reporting for (i) in tangible assets at acquisition and (ii) for intangible assets and goodwill subsequent to their acquisition. The Company's goodwill and intangible assets are classified in the balance sheets as "Other assets" and relate to the acquisition of businesses and exclusive worldwide rights to holographic technology. As a result of SFAS No. 142, management had reassessed the previously assigned lives for those assets and as a result of this reassessment had determined them to be indefinite lived. The Company has concluded that amortization should continue to be recorded for certain intangible assets under SFAS No. 142; whereas the Company's initial determination was that under SFAS No. 142 such assets had an indefinite life and would not subject to amortization. As a result, the Company has recorded an amortization amount of $70,875, or $43,376 net of income taxes, in the first and second quarters and will continue to record amortization on intangible assets. Amortization of the goodwill has ceased and annual impairment tests will be performed.

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

                                     PART II

                                OTHER INFORMATION

Item 5. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following summarizes the votes of the Annual Meeting of the company's stockholders held on April 19, 2002 with respect to the election of Directors:

Matter                                                For            Withheld
------                                                ---            --------
Election of Directors:
----------------------
Roger F. Hruby..............................       3,819,152          240,695
William G. Brown............................       4,059,747              100
Robert B. Covalt............................       4,059,647              200
Richard L. Garthwaite.......................       3,819,252          240,595
Dennis W. Lakomy............................       3,819,152          240,695
Richard Pierce..............................       4,059,647              200
David D. Wesselink..........................       4,059,647              200

Item 6. OTHER INFORMATION

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

Item 7. EXHIBITS AND REPORTS ON FORM 8-K

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

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 19, 2002.


                             CFC INTERNATIONAL, INC.


                             ------------------------------
                             Dennis W. Lakomy
                             Executive Vice President,
                             Chief Financial Officer,
                             Secretary, and Treasurer
                             (Principal Financial Officer)

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


Date:  November 19, 2002


                                      /s/___________________Dennis W. Lakomy
                                         Dennis W. Lakomy
                                         Executive Vice President,
                                         Chief Financial Officer

EXHIBIT 99.1

                Certification Pursuant to 18 U.S.C. Section 1350,
                             as Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002


In connection with the Quarterly Report on Form 10-Q/A of CFC International, Inc. and subsidiaries (the "Company") for the quarterly period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I Roger F. Hruby, Chairman of the Board, and Chief Executive Officer of the Company, hereby certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

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

EXHIBIT 99.2

                Certification Pursuant to 18 U.S.C. Section 1350,
                             as Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002


In connection with the Quarterly Report on Form 10-Q/A of CFC International, Inc. and subsidiaries (the "Company") for the quarterly period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I Dennis W. Lakomy, Executive Vice President, and Chief Financial Officer of the Company, hereby certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

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