Form 10-Q
period 2002-09-30
CFC INTERNATIONAL INC
filed 2002-11-19
CIK 949859

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q


(Mark One)
    X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended September 30, 2002

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

                500 State Street, Chicago Heights, Illinois 60411
                -------------------------------------------------
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

                YES  ( X )                                  NO  (     )

As of November 19, 2002, the Registrant had issued and outstanding 3,866,647 shares of Common Stock, par value $.01 per share, and 512,989 shares of Class B Common Stock, par value $.01 per share.

                             CFC INTERNATIONAL, INC.

                               INDEX TO FORM 10-Q



                                                                Pages
                                                                -----

Part I - Financial Information:

Item 1. Financial Statements

   Consolidated Balance Sheets - September 30, 2002
     and December 31, 2001...................................      5

   Consolidated Statements of Operations for the
     three (3) months and for the nine (9) months
     ended September 30, 2002 and September 30, 2001.........      6

   Consolidated Statements of Cash Flows for the
     nine (9) months ended September 30, 2002 and
     September 30, 2001......................................      7

   Notes to Consolidated Financial Statements................   8-12


Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations........................  13-18

Item 3. Quantitative and Qualitative Disclosures about
  Market Risks...............................................     18

Item 4.  Controls and Procedures.............................     19

Item 5.  Other Information...................................     19

Item 6.  Exhibits and Report on Form 8-K.....................     19

  Signatures.................................................     20

    Certifications...........................................  21-26

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

                         Part I - Financial Information
                          Item 1. Financial Statements
                             CFC INTERNATIONAL, INC.
                         CONSOLIDATED BALANCE SHEETS AT
                    SEPTEMBER 30, 2002 AND DECEMBER 31, 2001

                                                  September 30,    December 31,
                                                     2002              2001
                                                     ----              ----
                                                  (Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents ......................   $  3,743,006    $  2,492,595
Accounts receivable, less
  allowance for doubtful
  accounts of $801,000
  and $583,000 at
  September 30, 2002 and
  December 31, 2001 respectively ...............     10,611,674       9,205,561
Inventories:
  Raw materials ................................      2,652,540       2,638,602
  Work in process ..............................      1,796,946       1,858,677
  Finished goods ...............................      5,271,198       5,877,489
                                                   ------------    ------------
Total inventories ..............................      9,720,684      10,374,768
Prepaid expenses and
  other current assets .........................      1,136,190       1,080,845
Deferred income tax asset ......................      2,987,413       2,987,413
                                                   ------------    ------------
  Total current assets .........................     28,198,967      26,141,182
                                                   ------------    ------------
Property, plant and equipment, net .............     25,040,485      24,792,724
Other assets ...................................      4,050,875       4,263,500
                                                   ------------    ------------
Total assets ...................................   $ 57,290,327    $ 55,197,406
                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt ..............   $  5,976,740    $  2,762,909
Accounts payable ...............................      3,750,908       3,285,526
Accrued compensation and benefits ..............      1,704,087       1,165,878
Other accrued expenses and
  current liabilities ..........................      3,499,309       3,783,842
                                                   ------------    ------------
  Total current liabilities ....................     14,931,044      10,998,155
                                                   ------------    ------------
Deferred income taxes ..........................      2,185,717       2,185,717
Long-term debt .................................     15,500,492      19,371,422
                                                   ------------    ------------
  Total liabilities ............................     32,617,253      32,555,294
                                                   ------------    ------------
STOCKHOLDERS' EQUITY:
Voting preferred stock,
  par value $.01 per share,
  750 shares authorized,
  no shares issued or outstanding ..............            --              --
Common stock, $.01 par value,
  10,000,000 shares authorized;
  4,432,514 and 4,421,529 shares
  issued at September 30, 2002 and
  December 31, 2001 respectively ...............         44,325          44,216
Class B common stock, $.01 par
  value, 750,000 shares authorized;
  512,989 shares issued and
  outstanding
                                                          5,130           5,130
Additional paid-in capital .....................     12,096,909      11,968,980
Retained earnings ..............................     15,663,610      14,472,467
Accumulated other comprehensive
  income .......................................       (478,497)     (1,557,100)
                                                   ------------    ------------
                                                     27,331,477      24,933,693
Less 565,867 and 482,867 treasury
  shares of common stock, at cost,
  at September 30, 2002 and
  December 31, 2001 respectively ...............     (2,658,403)     (2,291,581)
                                                   ------------    ------------
                                                     24,673,074      22,642,112
                                                   ------------    ------------
  Total liabilities and stockholders' equity ...   $ 57,290,327    $ 55,197,406
                                                   ============    ============


         The accompanying notes are an integral part of the consolidated financial statements.

                             CFC INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE THREE MONTHS AND NINE MONTHS ENDED
                           SEPTEMBER 30, 2002 AND 2001


                         Three Months Ended 09/30,    Nine Months Ended 09/30,
                         -------------------------    ------------------------
                              2002         2001          2002         2001
                              ----         ----          ----         ----
                                 (Unaudited)                (Unaudited)

Net sales ............... $16,649,223  $14,620,865    $45,921,887  $45,544,836
Cost of goods sold ......  10,271,749   10,470,490     29,064,882   30,580,939
Selling, general and
  administrative
  expenses ..............   3,485,204    3,321,866      9,900,241   10,097,097
Research and
  development expenses ..     537,771      554,953      1,569,054    1,724,601
Depreciation and
  amortization expense ..   1,042,271      861,520      2,904,904    2,901,540
                          -----------  -----------    -----------  -----------
Total operating expenses.  15,336,995   15,208,829     43,439,081   45,304,177
                          -----------  -----------    -----------  -----------

Operating income (loss)..   1,312,228     (587,964)     2,482,806      240,659

Other (income) expense:
  Interest expense ......     330,385      418,196        986,497    1,228,260
  Interest income .......          --           --        (14,949)          --
  Other expense .........          --           --             --       15,600
  Other income ..........     (10,999)      (7,319)      (218,738)     (21,960)
                          -----------  -----------    -----------  -----------
                              319,386      410,877        752,810    1,221,900
                          -----------  -----------    -----------  -----------
Income (loss) before
  income taxes ..........     992,842     (998,841)     1,729,996     (981,241)
Provision (benefit)
  for income taxes ......     318,336     (347,466)       538,853     (340,638)
                          -----------  -----------    -----------  -----------
Net income (loss) ....... $   674,506  ($  651,375)   $ 1,191,143  ($  640,603)
                          ===========  ============   ===========  ===========

Basic earnings (loss)
  per share ............. $      0.15  ($     0.14)   $      0.27  ($     0.14)


Diluted earnings (loss)
  per share ............. $      0.15  ($     0.14)   $      0.27  ($     0.14)






         The accompanying notes are an integral part of the consolidated financial statements.

                             CFC INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE NINE MONTHS ENDED
                           SEPTEMBER 30, 2002 AND 2001

                                                   Nine Months Ended 09/30,
                                                  ------------------------------
                                                      2002            2001
                                                      ----            ----
                                                  (Unaudited)      (Unaudited)
Cash flow from operating activities:
  Net income (loss) ..........................     $ 1,191,143      ($  640,603)
    Adjustments to reconcile net
    income (loss) to net cash
    provided by operating activities:
      Depreciation and amortization ..........       2,904,904        2,901,540
      Gain on sale of land and building ......        (191,158)            --
      Deferred income tax provision ..........         157,142          196,284
      Changes in assets and liabilities:
        Accounts receivable ..................      (1,048,577)        (418,031)
        Inventories ..........................         654,293          395,680
        Other current assets .................          18,940           21,584
        Accounts payable .....................         381,536          811,808
        Accrued compensation and benefits ....         549,566           44,220
        Accrued expenses and other
          current liabilities ................        (136,390)          (6,213)
                                                   -----------      -----------
Net cash provided by operating
  activities .................................     $ 4,481,399      $ 3,306,269
                                                   -----------      -----------

Cash flows from investing activities:
  Additions to property, plant
    and equipment ............................      (2,044,049)      (1,545,823)
  Proceeds from sale of land
    and building .............................         455,334             --
                                                   -----------      -----------
Net cash (used in) investing
  activities .................................      (1,588,715)      (1,545,823)
                                                   -----------      -----------

Cash flows from financing activities:
  Proceeds from term loans ...................            --          3,079,516
  Repayment of revolver ......................      (2,099,903)      (8,029,847)
  Proceeds from revolver .....................       1,924,347        5,093,304
  Repayments of term loans ...................      (1,469,600)        (409,418)
  Repayment of capital lease .................            --            (10,426)
  Repurchase of shares .......................        (366,822)        (396,938)
  Proceeds from issuance of stock ............          49,047           56,950
                                                   -----------      -----------
Net cash (used in) financing
  activities .................................      (1,962,931)        (616,859)
                                                   -----------      -----------

Effect of exchange rate changes on
  cash and cash equivalents ..................         320,658           94,338
                                                   -----------      -----------
Increase in cash and cash
  equivalents ................................       1,250,411        1,237,925

Cash and cash equivalents:
Beginning of period ..........................       2,492,595          298,871
                                                   -----------      -----------
End of period ................................     $ 3,743,006      $ 1,536,796
                                                   ===========      ===========




         The accompanying notes are an integral part of the consolidated financial statements.

                             CFC INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)

Note 1.  Basis of Presentation

In the opinion of management, the accompanying interim unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2002 and December 31, 2001 (audited), the results of operations for the three (3) months and nine (9) months ended September 30, 2002 and 2001, and statements of cash flows for the nine (9) months ended September 30, 2002 and 2001.

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

Note 2.  Comprehensive Income

The Company's total comprehensive income (loss) was as follows:

                                   Nine Months Ended September 30,
                                   -------------------------------
                                        2002        2001
                                        ----        ----
Net income (loss)..................  $1,191,143  ($640,603)
Foreign currency translation
  adjustment.......................   1,078,603    129,114
                                     ----------  ----------
Total comprehensive income (loss)..  $2,269,746  ($511,489)
                                     ==========  ==========

Note 3.  Earnings Per Share
                                        Nine Months Ended
                     ----------------------------------------------------------
                           September 30, 2002             September 30, 2001
                     ---------------------------  -----------------------------
                        Income             Per     Income                Per
                        (Loss)   Shares   Share    (Loss)    Shares     Share
                        ------   ------   -----    ------    ------     -----
Basic earnings (loss)
per share:
Income (loss)
  available to
  Common
  Stockholders...... $1,191,143  4,437,262  $.27  ($640,603)  4,547,527  ($.14)
Effect of
Dilutive Securities:
 Options
  exercisable                        2,776                          991
  Convertible debt       42,000    111,110
                     ----------  ---------  ----  ----------  ---------  -----
Diluted earnings
  (loss) per share.. $1,233,143  4,551,148  $.27  ($640,603)  4,548,518  ($.14)
                     ==========  =========  ====  ==========  =========  ======

As the impact of convertible debt in the nine months ended September 30, 2001 was anti-dilutive, such are not included in computing diluted earnings (loss) per share for that period.

Note 4.  Business Segments and International Operations

The Company operates a single business segment, which is the formulating and manufacturing of chemically complex, multi-layered functional coatings. The Company produces five primary types of coating products. Net sales for each of these products (in millions) for the three months and nine months ended September 30, 2002 and 2001 were as follows:

                                           Three months     Nine months
                                               ended           ended
                                           September 30,    September 30,
                                          ---------------  ---------------
                                           2002     2001     2002     2001
                                           ----     ----     ----     ----
Printed Products ...................      $ 4.0    $ 4.1    $13.7    $13.3
Pharmaceutical Products ............        2.6      2.7      8.2      8.0
Security Products ..................        4.1      2.0      7.9      5.7
Holographic Products ...............        2.9      2.7      7.8      7.4
Simulated Metal and Other
  Pigmented Products ...............        3.0      3.1      8.3     11.1
                                          -----    -----    -----    -----
Total ..............................      $16.6    $14.6    $45.9    $45.5
                                          =====    =====    =====    =====

The following is sales information by geographic area for the three months and nine months ended September 30, 2002 and 2001, and long lived asset information as of September 30, 2002 and December 31, 2001:

                                 Three months ended         Nine months ended
                                   September 30,               September 30,
                              ----------------------      ----------------------
Net Sales (In Thousands)        2002           2001          2002          2001
------------------------        ----           ----          ----          ----
United States ..........       $10,004       $ 8,183       $26,204       $22,605
Europe .................         4,431         4,523        13,694        15,851
Other Foreign ..........         2,214         1,915         6,024         7,089
                               -------       -------       -------       -------
Total ..................       $16,649       $14,621       $45,922       $45,545
                               =======       =======       =======       =======

Net Fixed Assets
(In Thousands)                          September 30, 2002    December 31, 2001
--------------                          ------------------    -----------------
United States .........................       $14,975             $15,389
Europe ................................        10,065               9,404
                                               -------             -------
Total .................................        $25,040             $24,793
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

The Company has no material commitments to purchase capital assets as of September 30, 2002.

Note 6.  Tax Provision

The effective income tax rate for the nine months ended September 30, 2001 was a benefit of 34.7%, and for the nine months ended September 30, 2002 was a provision of 31.1%. The 2002 provision was reduced by approximately $80,000 or 4.6%, due to research and experimentation credits used to recover a portion of prior years state income taxes.

Note 7.  Recent Accounting Pronouncements and Prior Period Adjustment

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

The following are the major classes of the Company's intangibles and goodwill:

                                                         Net              Net
                                                      Carrying         Carrying
                                                        Value            Value
                                                      09/30/02         12/31/01
                                                     ----------       ----------
Goodwill .....................................       $1,030,000       $1,030,000
Holographic base coat processes ..............           92,000          126,500
Worldwide holographic rights .................        2,928,875        3,107,000
                                                     ----------       ----------
Total ........................................       $4,050,875       $4,263,500
                                                     ==========       ==========

In conjunction with the adoption of SFAS No. 142 for fiscal 2002, management had initially assessed the useful economic life for its holographic base coat process and worldwide holographic rights to have an indefinite life. However, during the third quarter, the Company concluded that amortization should continue to be recorded for those assets under SFAS No. 142. As a result, in the third quarter of 2002 the Company has recorded an amortization amount of $70,785, or $43,376 net of income taxes, and will continue to record amortization. Additionally, the third quarter interim unaudited consolidated financial statements for the nine months ended September 30, 2002 reflect an adjustment of the first and second quarters of 2002 to include in each quarter those same amortization amounts as recorded in the third quarter for the effect of amortization not previously recorded. The Company has filed amended Form
10-Q/A's for its two previously filed Form 10-Q's for March 31, 2002 and June 30, 2002 to reflect the amortization of these intangibles. Amortization of the goodwill has ceased and annual impairment tests of goodwill will be performed. The impact of the adjustment on the prior period financial statements follows:

                          Three Months Ended                Six Months Ended
        ----------------------------------------------  -----------------------
         March 31,    March 31,   June 30,     June 30,   June 30,     June 30,
           2002         2002       2002         2002       2002         2002
        As reported   Adjusted  As reported   Adjusted  As reported   Adjusted
        -----------   --------  -----------   --------  -----------   --------

Net
sales...$14,841,680 $14,841,680 $14,430,984 $14,430,984 $29,272,664 $29,272,664
        ----------- ----------- ----------- ----------- ----------- ------------
Cost of
 goods
 sold...  9,469,565   9,469,565   9,323,568   9,323,568  18,793,133  18,793,133
Selling,
 general
 and
 adminis-
 trative
 expenses 3,207,243   3,207,243   3,207,794   3,207,794   6,415,037   6,415,037
Research
 and
 develop-
 ment
 expenses.  513,361     513,361     517,922     517,922   1,031,283   1,031,283
Depreciation
 and
 amortiza-
 tion
 expense..  831,834     902,709     889,049     959,924   1,720,883   1,862,633
         ----------- ----------- ----------- ----------- ----------- -----------
Total
 operating
 expen-
 ses.... 14,022,003  14,092,878  13,938,333  14,009,208  27,960,336  28,102,086
         ----------- ----------- ----------- ----------- ----------- -----------
Operating
 income..   819,677     748,802     492,651     421,776   1,312,328   1,170,578

Other
 (income)
 expense:
Interest
 expense..  329,815     329,815     326,297     326,297    656,112      656,112
Interest
 income...        -           -     (14,949)    (14,949)   (14,949)     (14,949)
Other
 expense..        -           -           -           -          -            -
Other
 income... (200,419)   (200,419)     (7,320)     (7,320)  (207,739)    (207,739)
         ----------- ----------- ----------- ----------- ----------- -----------
Income
 before
 income
 taxes..    690,281     619,406     188,623     117,748    878,904      737,154
Provision
 for
 income
 taxes..    225,000     197,500      50,516      23,017    275,516      220,517
         ----------- ----------- ----------- ----------- ----------- -----------
Net
 income. $  465,281  $  421,906  $  138,107   $  94,731  $ 603,388   $  516,637
         ==========  ==========  ==========   =========  =========   ==========


Basic
 earnings
 per
 share...$  0.10     $  0.10      $  0.03     $  0.02    $  0.14     $  0.12

Diluted
 earnings
 per
 share...$  0.10     $  0.10      $  0.03     $  0.02    $  0.14     $  0.12

Retained
 earn-
 ings...$14,937,748 $14,894,373 $15,075,855 $14,989,104 $15,075,855 $14,989,104

The following table presents September 30, 2001 three month and nine month periods had the provisions of SFAS No. 142 been applied in those periods, as well as, the comparable periods for 2002 (year of initial application):

                             Three Months Ended           Nine Months Ended
                             ------------------           -----------------
                            09/30/01      09/30/02     09/30/01       09/30/02
                            --------      --------     --------       --------

Net income (loss)
  as reported ..........   ($651,375)    $674,506     ($640,603)     $1,191,143
Add back amortization:
  Goodwill .............      23,934           --        71,802              --
Related income tax
  effect ...............      (8,324)          --       (24,926)             --
                           ---------    -----------   ---------    -------------
Adjusted net income
  (loss) ...............   ($635,765)    $674,506     ($593,727)     $1,191,143
                           =========     ========     =========      ==========

Basic and diluted
  earnings (loss)
  per share,
  as reported ..........   ($   0.14)    $   0.15     ($   0.14)     $     0.27
Add back amortization
  of goodwill, and
  related income tax
  effect ...............        0.00         0.00          0.01            0.00
                           ---------    -----------   ---------    -------------
Adjusted basic and
  diluted earnings
  (loss) per share .....   ($   0.14)   $      0.15   ($   0.13)     $     0.27
                           =========    ===========   =========    =============

Other assets consist of the following goodwill and intangibles and related amortization periods:

                                      Pre-SFAS No. 142       Post-SFAS No. 142
                                     Amortization Period    Amortization Period
                                     -------------------    -------------------
Goodwill ...........................     180 months        None- Indefinite Life
Holographic base coat process ......     120 months        120 Months
Worldwide holographic rights .......     180 months        180 Months

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

Results of Operations
---------------------

The following table sets forth, certain items from the Company's consolidated financial statements as a percentage of net sales for the periods presented:

                                              Three Months       Nine Months
                                                 Ended             Ended
                                              September 30,     September 30,
                                             ---------------  ------------------
                                               2002   2001     2002     2001
                                               ----   ----     ----     ----
                                               (Unaudited)     (Unaudited)

Net sales .................................   100.0%  100.0%   100.0%  100.0%
Cost of goods sold ........................    61.7    71.6     63.3     67.1
Selling, general and administrative .......    20.9    22.7     21.6     22.2
Research and development ..................     3.2     3.8      3.4      3.8
Depreciation and amortization .............     6.3     5.9      6.3      6.4
Total operating expenses ..................    92.1   104.0     94.6     99.5
Operating income ..........................     7.9    (4.0)     5.4      0.5
Interest expense and other ................     1.9     2.8)     1.6      2.7
Income (loss) before taxes ................     6.0    (6.8)     3.8     (2.2)
Provision (benefit) for income taxes ......     1.9    (2.4)     1.2     (0.8)
Net income (loss) .........................     4.1%   (4.4 %)   2.6%    (1.4%)

Foreign Currency
----------------

The strengthening of the Euro against the U.S. dollar in the three months ended September 30, 2002 increased operating revenues for the quarter by approximately $353,000 and on a year to date basis $523,000. The foreign currency impact was an increase to net income for the quarter by approximately $13,000 and $2,000 on a year to date basis.

Quarter Ended September 30, 2002 Compared to Quarter Ended September 30, 2001
-----------------------------------------------------------------------------

Net sales for the quarter ended September 30, 2002 increased 13.9% to $16.6 million, from $14.6 million for the quarter ended September 30, 2001. Holographic products sales increased 7.1% to $2.9 million for the quarter ended September 30, 2002, compared to $2.7 million for the quarter ended September 30, 2001. This increase was primarily due to new applications of the Company's holographic packaging. Printed products sales decreased 2.4% to $4.0 million, compared to $4.1 million for the same quarter in the prior year. This decrease was a result of continued softness in the manufactured housing market. Pharmaceutical products sales during these same periods decreased 3.5% to $2.6 million, from $2.7 million, primarily due to soft domestic sales. Security products (magstripe, signature panels and tipping products for credit cards, intaglio-printed products and gift cards) sales for these same periods increased 107.4% to $4.1 million from $2.0 million. This increase was primarily the result of the increase of gift cards sales. Sales of simulated metal and other pigmented products for these periods decreased 3.4% to $3.0 million, from $3.1 million, primarily due to the soft European economy.

Cost of goods sold for the quarter ended September 30, 2002 decreased 1.9% to $10.3 million, from $10.5 million for the quarter ended September 30, 2001. This decrease was primarily due to a more favorable product mix, and income from insurance proceeds. Certain incremental costs in Germany were recovered through business interruption proceeds in the quarter for lost production resulting from a first quarter machine backfire that damaged a production machine. The cost of goods sold as a percentage of net sales for the quarter ended September 30, 2002 decreased to 61.7% from 71.6% for the quarter ended September 30, 2001 due to an increase in sales volume and the reasons noted above.

Selling, general and administrative expenses for the quarter ended September 30, 2002 increased 4.9% to $3.5 million, from $3.3 million for the quarter ended September 30, 2001, primarily due to an increase in net sales and European selling, general and administrative costs. Selling, general and administrative expenses for the quarter ended September 30, 2002 decreased as a percentage of net sales to 20.9% from 22.7% for the quarter ended September 30, 2001. This decrease in percentage was primarily due to the impact of higher sales volume.

Research and development expenses for the quarter ended September 30, 2002 decreased 3.1% to $538,000 from $555,000 for the quarter ended September 30, 2001. This decrease was primarily due to controlling costs. Research and development expense for the quarter ended September 30, 2002 decreased as a percentage of net sales to 3.2% from 3.8% for the quarter ended September 30, 2001 and was primarily caused by controlling costs plus higher sales volumes.

Depreciation and amortization expenses for the quarter ended September 30, 2002 increased 21.0% to $1.0 million from $0.9 million for the quarter ended September 30, 2001. This increase was primarily due to an increase in depreciation due to capital spending in 2002. Depreciation and amortization expense as a percentage of net sales for the quarter ended September 30, 2002 increased to 6.3% from 5.9% for the quarter ended September 30, 2001, due to the reasons noted above.

Total operating expenses for the quarter ended September 30, 2002 increased 0.8% to $15.3 million from $15.2 million for the quarter ended September 30, 2001. This increase in total operating expenses is due to the reasons described above in the paragraphs relating to costs and expenses noted above. Total operating expenses for the quarter ended September 30, 2002 decreased as a percentage of net sales to 92.1% from 104.0% for the quarter ended September 30, 2001. This decrease is due to the reasons described above in the paragraphs relating to costs and expenses noted above.

Operating income for the quarter ended September 30, 2002, increased 323.2% to $1.3 million, up from an operating loss of ($588,000) for the quarter ended September 30, 2001. The increase in operating income is primarily a result of the above reasons described above in the paragraphs relating to sales, costs and expenses. Operating income for the quarter ended September 30, 2002, increased as a percentage of net sales to 7.9% up from a loss from operations of (4.0%) for the quarter ended September 30, 2001. This increase is a result of the above reasons described above in the paragraphs relating to sales, costs and expenses.

Interest expense for the quarter ended September 30, 2002 decreased 21.0% to $330,000, from $418,000 for the quarter ended September 30, 2001. This decrease in interest expense is primarily due lower interest rates and lower average debt balances outstanding due to scheduled debt payments.

The change in provision (benefit) for income taxes is principally related to the change in income (loss) before income taxes. The effective income tax rate for the 2001 benefit was 34.8%, and for the 2002 provision was 32.1%.

Net income increased 203.6% to $675,000 for the quarter ended September 30, 2002, from a net loss of ($651,000) for the quarter ended September 30, 2001. This increase is net income is primarily due to the increases in income explained previously.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended
September 30, 2001
-------------------------------------------------------------------------------

Net sales for the nine months ended September 30, 2002 increased 0.8% to $45.9 million, from $45.5 million for the nine months ended September 30, 2001. Holographic product sales increased 4.9% to $7.8 million for the nine months ended September 30, 2002, compared to $7.4 million for the nine months ended September 30, 2001, primarily due to an increase in demand due to new applications for holographic products, offset by one-time sales of security labels to a foreign government in the prior year. Printed product sales increased 3.8% to $13.7 million, from $13.3 million, primarily due to the increased penetration in the furniture market offset by continued softness in the manufactured housing market. Pharmaceutical product sales for this period increased 1.6% to $8.2 million from $8.0 million, primarily due to increased sales in Europe, offset by softer domestic demand. Security product (magnetic stripe, signature panels and tipping products for transaction cards, intaglio-printed products and gift cards) sales for these periods increased 38.2% to $7.9 million, from $5.7 million. This increase comes primarily from increased sales of gift cards. Sales of simulated metal and other pigmented products for these periods decreased 25.0% to $8.3 million, from $11.1 million in the first nine months of 2001. This decrease is primarily due to the soft European economy.

Cost of goods sold for the nine months ended September 30, 2002 decreased 5.0% to $29.1 million, from $30.6 million for the nine months ended September 30, 2001. This decrease was primarily due to a lower cost structure, income from insurance proceeds and a more favorable product mix, offset by slightly higher sales. Certain incremental costs in Germany were recovered through business interruption proceeds in the first nine months of 2002 for lost production from a backfire that damaged a production machine in the first quarter 2002, which became fully operationally in late summer 2002. Cost of goods sold for the nine months ended September 30, 2002 decreased as a percentage of net sales to 63.3% from 67.1% for the nine months ended September 30, 2001. This decrease was primarily driven by the reasons note above in this paragraph.

Selling, general and administrative expenses for the nine months ended September 30, 2002 decreased 1.9% to $9.9 million from $10.1 million for the nine months ended September 30, 2001 This decrease in expenses was primarily due to a $300,000 benefit related to a settlement of past sales tax liabilities with the State of Illinois. Selling, general and administrative expenses for the nine months ended September 30, 2002 decreased as a percentage of net sales to 21.6% from 22.2% for the nine months ended September 30, 2001, primarily for the same reasons noted above in the prior sentence.

Research and development expenses for the nine months ended September 30, 2002 decreased 9.0% to $1.6 million, from $1.7 million for the nine months ended September 30, 2001. This decrease in expenses was primarily due to the closing of the Ventura, California laboratory, and a favorable impact of cost controls offset by higher personnel costs. Research and development expense for the nine months ended September 30, 2002 decreased as a percentage of net sales, to 3.4% from 3.8% for the nine months ended September 30, 2002, because slightly higher sales volume and the reasons described in the prior sentence above.

Depreciation and amortization expenses for the nine months ended September 30, 2002 increased 0.1% to $2,905,000 from $2,902,000 for the quarter ended
September 30, 2001. This increase was primarily due to an increase in depreciation due to capital spending in 2002. Depreciation and amortization expense as a percentage of net sales for the nine months ended September 30, 2002 decreased to 6.3% from 6.4% for the nine months ended September 30, 2001 primarily due to the reasons noted in the prior sentence above and slightly higher sales volume.

Total operating expenses for the nine months ended September 30, 2002 decreased 4.1% to $43.4 million from $45.3 million for the nine months ended September 30, 2001. The decrease is due to the reasons noted above. Total operating expenses for the nine months ended September 30, 2002 decreased as a percentage of net sales to 94.6% from 99.5% for the nine months ended September 30, 2001. This decrease is due to the reasons noted above.

Operating income for the nine months ended September 30, 2002 increased 931.7% to $2.5 million, from $0.2 million for the nine months ended September 30, 2001. The increase in operating income is primarily due to the reasons noted above reasons described above in the paragraphs relating to sales, costs and expenses. Operating income for the nine months ended September 30, 2002 as a percentage of net sales increased to 5.4% from 0.5% for the nine months ended September 30, 2001. This decrease is primarily due to the reasons described above reasons described above in the paragraphs relating to sales, costs and expenses.

Interest expense for the nine months ended September 30, 2002 decreased 19.7% to $1.0 million, from $1.2 million for the nine months ended September 30, 2001. This decrease was primarily due to lower interest rates and scheduled payment of debt.

Interest income for the nine months ended September 30, 2002, increased to $15,000 from zero for the nine months ended September 30, 2001. This increase was primarily related to the company receiving interest on an income tax refund in the second quarter of 2002.

Other income for the nine months ended September 30, 2002 increased to $219,000 from $22,000 for the nine months ended September 30, 2001. This increase is primarily the result of the gain on sale of a manufacturing facility in Goppingen, Germany in the first quarter of 2002.

The change in provision (benefit) for income taxes is principally related to the change in income (loss) before income taxes. The effective income tax rate for the nine months ended September 30, 2001 was a benefit of 34.7%, and for the nine months ended September 30, 2002 was a provision of 31.1%. The 2002 provision was reduced by approximately $80,000 or 4.6%, due to research and experimentation credits used to recover a portion of prior years state income taxes.

Net income for the nine months ended September 30, 2002, increased to $1.2 million, up from a loss of ($641,000) for the nine months ended September 30, 2001. This increase in net income is primarily due to the reasons described above reasons described above in the paragraphs relating to costs and expenses.

Liquidity and Capital Resources
-------------------------------

The Company's working capital decreased by $1.9 million during the first nine months of 2002 as compared to the same period in 2001. The primary reasons are an increase in current portion of debt of $3.2 million (resulting from long-term revolving debt falling into current debt, due to the timing of the April 1, 2003 maturity of the revolving credit agreement maintained with the company's primary bank), and a decrease of $0.7 million in inventories, offset by an increase of $0.1 million in prepaid and other current assets, an increase of $0.7 million in accounts payable and accrued compensation and benefits and other accrued expenses, an increase of $1.4 million in customer receivables, and by an increase of $1.2 million in cash.

At September 30, 2002, the Company had available $9.6 million under the revolving credit agreement maintained with the company's primary bank. This agreement, which matures April 1, 2003, is collateralized by the Company's trade accounts receivables and inventories. The Company expects to renew its loan revolving credit agreements in the normal course prior to the maturity date. The Company believes that the net cash provided by operating activities and amounts available under the revolving credit agreement are sufficient to finance the Company's growth and future capital requirements. The Company has no material commitments to purchase capital assets as of September 30, 2002.

Recent Accounting Pronouncements
--------------------------------

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets" and SFAS No. 144 ("SFAS 144"), "Impairment or Disposal of Long-Lived Assets." The adoption of SFAS No. 144 had no impact on the financial statements.

SFAS No. 142 addresses accounting and reporting for (i) in tangible assets at acquisition and (ii) for intangible assets and goodwill subsequent to their acquisition. The Company's goodwill and intangible assets are classified in the balance sheets as "Other assets" and relate to the acquisition of businesses and exclusive worldwide rights to holographic technology. As a result of SFAS No. 142, management had reassessed the previously assigned lives for those assets and as a result of this reassessment had determined them to be indefinite lived. The Company has concluded that amortization should continue to be recorded for certain intangible assets under SFAS No. 142; whereas the Company's initial determination was that under SFAS No. 142 such assets had an indefinite life and would not subject to amortization. As a result, the Company has recorded an amortization amount of $70,875, or $43,376 net of income taxes, in the third quarter and will continue to record amortization. Additionally, the Company has filed amended Form 10-Q/A's for its two previously filed Form 10-Q's for March 31, 2002 and June 30, 2002 to reflect amortization of these intangibles for each quarter in the same amounts as recorded for the third quarter. Amortization of the goodwill has ceased and annual impairment tests will be performed.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments held by the Company for which it is practicable to estimate that value. The carrying amount of cash equivalents approximates fair value because of the short maturity of those instruments. The estimated fair value of the Company's long-term debt approximated its carrying value at September 30, 2002 and 2001 based upon market prices for the same or similar type of financial instrument.

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

Item 5.  OTHER INFORMATION

The following reconciles, in table format, net income (loss) for the years ended
1997  through  2001  to  EBITDA  (earnings   before   interest,   income  taxes,
depreciation and amortization):

                                            Year Ended December 31,
                                 -----------------------------------------
                                 1997     1998    1999     2000      2001
                                 ----     ----    ----     ----      ----
                                               (in thousands)
Net income (loss) ............. $3,221   $3,648  $2,245   $  322   ($   75)
Add back:
Income taxes ..................  2,207    2,260     922      180   (    55)
Interest ......................    413      570   1,030    1,279     1,474
Depreciation and amortization..  2,093    2,072   3,329    4,225     4,076
                                ------   ------  ------   ------   -------
EBITDA ........................ $7,934   $8,550  $7,526   $6,006    $5,420

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
(a)      Exhibits

         99.1 Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        99.2 Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)     Report on Form 8-K

        Other than as previously reported, no reports on Form 8-K were filed during the three months ended September 30, 2002.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on November 19, 2002.


                             CFC INTERNATIONAL, INC.


                             /s/ Dennis W. Lakomy
                             -----------------------------------------
                             Dennis W. Lakomy
                             Executive Vice President,
                             Chief Financial Officer,
                             Secretary, and Treasurer
                             (Principal Financial Officer)

                                 Certifications
                                 --------------


I, Roger F. Hruby, Chairman and Chief Executive Officer, certify that:

        1. I have reviewed this quarterly report on Form 10-Q of CFC International, Inc.;

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

        1. I have reviewed this quarterly report on Form 10-Q of CFC International, Inc.;

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


Date:  November 19, 2002


                                      /s/___________________Dennis W. Lakomy
                                         Dennis W. Lakomy
                                         Executive Vice President,
                                         Chief Financial Officer

EXHIBIT 99.1

                Certification Pursuant to 18 U.S.C. Section 1350,
                             as Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002


In connection with the Quarterly Report on Form 10-Q of CFC International, Inc. and subsidiaries (the "Company") for the quarterly period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I Roger F. Hruby, Chairman of the Board, and Chief Executive Officer of the Company, hereby certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

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

EXHIBIT 99.2

                Certification Pursuant to 18 U.S.C. Section 1350,
                             as Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002


In connection with the Quarterly Report on Form 10-Q of CFC International, Inc. and subsidiaries (the "Company") for the quarterly period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I Dennis W. Lakomy, Executive Vice President, and Chief Financial Officer of the Company, hereby certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

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