Form 10-K
period 2002-12-31
CFC INTERNATIONAL INC
filed 2003-03-21
CIK 949859

==============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                              --------------------

                                    FORM 10-K

[ X  ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

        For the Fiscal Year Ended December 31, 2002

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
                              --------------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES X   NO
                                              --    --

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

The aggregate market value of the voting stock of the registrant held by stockholders who were not affiliates (as defined by regulations of the Securities and Exchange Commission) of the registrant was approximately, $17,464,551 at March 14, 2003 (based on the closing sale price on the Nasdaq National Market on March 14, 2003. At March 14, 2003, the registrant had issued and outstanding an aggregate of 3,872,406 shares of Common Stock and 512,989 shares of Class B non-voting Common Stock.

                       Documents Incorporated by Reference

Those sections or portions of the registrant's proxy statement for the Annual Meeting of Stockholders to be held in 2003, described in Part III hereof, are incorporated by reference in this report.

===============================================================================

                                     PART I

ITEM 1.  BUSINESS

General

CFC International, Inc. ("CFC" or the "Company") formulates, manufactures and sells chemically-complex, multi-layered functional coatings, which provide superior performance under a wide range of operating conditions. The Company applies its proprietary coatings to rolls of plastic film from which its customers transfer or laminate the coatings to their products for protective and informative purposes. The Company produces five primary types of coated products: holographic products such as authentication seals used principally to certify and protect the authenticity of proprietary products and documents susceptible to counterfeiting and tampering and eye-catching holographic packaging; printed products such as simulated wood grain patterns for furniture, manufactured homes and home interiors; pharmaceutical pigmented coatings used as heat transfer printing approved by the FDA for pharmaceutical products such as intravenous solution bags; security products such as magnetic stripes and signature panels for credit cards, intaglio printing for stocks, bonds and gift certificates (both paper and debit cards), along with printing, encoding and distributing gift cards; and specialty pigmented and simulated metal coatings used on products such as beverage cases and cosmetics. CFC is a leading supplier in many of the worldwide markets it serves.

In March 1999, CFC acquired  German  specialty  chemical  coatings  manufacturer
Ernst Oeser & Sons KG, now called CFC Europe, together with its wholly-owned French subsidiary, Oeser France S.A.R.L., after the acquisition called CFC Oeser France S.A.R.L. In April 2002, the French subsidiary was merged into CFC Europe. References in this report to "CFC Oeser" are to these acquired businesses.

The Company's coatings are produced by milling pigments, solvents and resins into proprietary formulations. These coatings when applied in multiple layers and are designed to react with each other to create a composite solid coating on a plastic film and are transferred off that film and onto the customers' products or laminated directly on to customer's products. The coatings are produced with a wide range of physical and chemical characteristics and in a broad array of colors, patterns and surface finishes that are designed to meet specific customer functional requirements. The Company's research and development capabilities enable it to create products specifically tailored to meet customers' requirements, such as resistance to specific chemicals or abrasion and to satisfy exacting design criteria, such as sophisticated overt and covert (conspicuous and hidden) holograms and simulated woodgrain and other patterns. By using the Company's products, customers also are able to address many of the problems manufacturers confront in complying with increasingly restrictive environmental laws and regulations because the customers can avoid the use of liquid solvents and adhesives otherwise needed to apply coatings to their products.

The Company is one of the leading designers and producers of holograms, which are used to protect and authenticate brand name software and merchandise, transportation and event tickets and other similar applications requiring protection against unauthorized copying or counterfeiting. The Company provides eye-catching holographic packaging to major consumer product manufacturers. On January 3, 2000 the Company acquired from Applied Holographics PLC, its previous joint venture partner, the worldwide rights to certain holography technology (see "-- Holographic Products"). Previously, the Company's market was limited to North America. CFC is one of only a few companies worldwide with the ability to serve all stages of the holographic production process, from design to manufacturing in a secure production facility. Sales of products in this market represented approximately 19.1% of the Company's net sales in 2002. See "-- Holographic Products."

A principal market which the Company serves is printed coatings for engineered wood products ("Engineered Board") used to produce ready-to-assemble ("RTA") furniture, kitchen cabinets, manufactured home interiors, value-priced furniture, picture frames and home interiors. The Company's coatings are designed to match or improve on the appearance, texture, durability, scratch, moisture and stain resistance of natural or painted wood. The Company is one of only two significant suppliers of printed film transferable coatings for the Engineered Board market. This market is growing throughout the world, as the environmental problems associated with paints and stains, and the cost and environmental consequences of using real wood are becoming more significant. Sales of products in this market represented approximately 28.5% of the Company's net sales in 2002. See "-- Chemical Coatings -- Printed Products."

The Company is also focusing its efforts on the market for security products for transaction cards, which include credit cards, debit cards, identification cards, ATM cards and gift cards. The Company manufactures tamper evident signature panels and multi-coercivity magnetic stripes for transaction cards and other documents and abrasion resistant tipping foils used to highlight the embossed lettering of transaction cards. The Company's coating products are used on credit cards for MasterCard, VISA and Diners Club International, to enhance the security and processing speed of transaction cards. The Company also has the ability to manufacture intaglio printed documents such as stock certificates, bonds, gift certificates and certificates of authenticity. The Company has also entered the market for encoding information on to gift cards, and has developed a fulfillment system to distribute security products for global customers. Sales of products in this market represented approximately 18.3% of the Company's net sales in 2002. See "-- Chemical Coatings -- Security Products."

Another significant area for the Company's products is the pharmaceutical industry, which includes heat transfer printing for intravenous solution bags and other medical supplies. The Company's products provide the pharmaceutical industry with a reliable, environmentally safe method of conveying crucial medical information on surfaces on which printing is difficult. The Company's coatings for this market are used on FDA-approved products and are able to survive the sterilization process without degradation. The Company is one of the most significant suppliers to this stable and growing market and is the sole supplier to Baxter Healthcare Corporation for these products. Sales of products in this market represented approximately 17.2% of the Company's net sales in 2002. See "-- Chemical Coatings -- Pharmaceutical Products."

The Company also serves a variety of other consumer and industrial markets, which take advantage of the special functional capabilities of the Company's coatings. These markets include the automobile battery and cosmetics markets, which require acid and solvent resistant markings, and the consumer electronics and appliances markets, which require special surface durability and resistance to ultra-violet light degradation. Another product offering in this area is Infraprint, a foil that is very receptive for printing inks for label and high-speed digital and laser printers. This product category has grown as a result of the CFC Oeser acquisition, although sales of this product line in Germany continue to decline as the Company deemphasizes this product line in favor of more profitable products. Sales of products in this market represented approximately 16.9% of the Company's net sales in 2002. See "-- Chemical Coatings -- Specialty Pigmented and Simulated Products."

CFC's products are sold to more than 5,000 customers worldwide. The Company generated approximately 42.5% of its 2002 revenues from sales outside of the United States and has sales, warehousing and finishing operations in the United Kingdom, as well as manufacturing and sales capability in Germany. The Company's margins and operating income result from the Company's proprietary technologies and from the Company's focus on quality. The Company received its International Standards Organization ("ISO") 9001 registration in June 1995, and was recently re-certified in July 2002. The Company's ISO 9001 certification provides assurance to the Company's customers that its quality systems are consistently capable of providing products that meet the customers' requirements.

The Company's executive offices are located at 500 State Street, Chicago Heights, Illinois 60411 and its telephone number is (708)891-3456. References to the Company in this report mean CFC International, Inc. and its consolidated subsidiaries, unless the context requires otherwise.

You can obtain copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed with the U.S. Securities and Exchange Commission (SEC) free of charge through the Company's website: www.cfcintl.com, where we post these filings as soon as practicable after they have been filed with the SEC.

You can also write to us at the address of our principal office above to the attention of our Secretary and request copies of our SEC filings.

You may also read and copy any materials we file with the SEC at the SEC's Public Reference Room which is located at 450 Fifth Street, NW, Washington, DC 20549. Information about the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. You can also access our filings through the SEC's internet site: www.sec.gov.

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

Globalization. Because the Company's existing and potential customers have expanded the geographic markets in which they manufacture and sell their products, management of the Company is increasing its focus on the international demand for the Company's products. Accordingly, the Company intends to increase its global sales distribution and manufacturing capabilities through alliances with foreign manufacturing organizations in order to benefit from the increasing globalization of the markets for the Company's products. In furtherance of this strategy, in March 1999, the Company acquired CFC Oeser, based in Germany, to penetrate the European market with its products. Also, in January 2000, the Company acquired worldwide rights to manufacture and market certain holographic technology from its previous English joint venture partner, expanding rights previously limited to North America. The Company has recently created a global marketing position to expand sales of existing products on a worldwide basis.

Low-Cost Producer. The Company plans to maintain and enhance its position as a low-cost producer of transferable coatings by reducing and limiting its manufacturing costs and by increasing the efficiency of the Company's operations. In this regard, the Company has an Employee Gain-Sharing Program whereby employees are paid a portion of the annual cost savings that the Company realizes. The Company also continually modifies its manufacturing processes and equipment to utilize more efficiently the Company's production facilities and limit waste. The Company uses its Visual Process Control (VPC) system to identify and address non-productive areas, and minimize work in process between manufacturing steps. The Company continues to focus on solving non-conformancies in the manufacturing process. The Company is introducing a program to reduce cycle times in the manufacturing process.

Quality Products. One of the Company's goals is to become a preferred supplier for all of its customers, and management of the Company believes that maintaining the highest levels in product and service are integral to the achievement of that goal. The Company strives to provide its customers with zero-defect products. In addition, the Company has obtained ISO 9001 registration from an approved ISO 9001 accreditation firm, which permits the Company to offer certification programs to its customers, thereby eliminating the need for the customers to make incoming inspections of the Company's products.

Development of New Technology. Management of the Company believes that a major factor contributing to the Company's operations has been continued investment in research and development. Continued development of new products and processes will be critical to keep abreast of the technology-driven changes in the needs of the Company's customers and to maintain a competitive advantage over the Company's competitors. The Company's Research and Development department has contributed to the development of formulae, proprietary know-how, modifications to existing equipment, and specifications for both new equipment and new raw materials. Tangible results include the Company's ability to print in precise registration with its InMold technology that allows for decorating a part while it is being molded. The Company is introducing a new product called HoloCard. This product is a specialty coated film used to emboss security holograms for credit cards. The Company has developed another method to simplify the decoration process in packaging called "cold transfer." By using cold transfer technology, there is no need to use a stamping die, heat or high pressure to create a transfer. Instead, the customer prints a special adhesive onto the desired patterned area, and simply presses the cold transfer product against the adhesive to complete the transfer. The Company has developed a virtually seamless holographic shim for its wide embossing machines. The Company has also developed a washable holographic authentication seal.

Overview of Products

The Company's principal product types include the following:

- Holographic Products include the Company's high-technology holograms used as security markings on products such as computer microprocessors and merchandise, transportation and event tickets, and other products susceptible to counterfeiting or tampering, as well as holographic images for packaging and other visual markets. The Company has a patented, computer-generated dot-matrix process which produces minute juxtaposed holographic gratings resulting in a composite image with up to 60,000 individual holograms per square inch and which can include overt and covert data. The Company has introduced AEGIS(TM) (Anti-Counterfeit Encrypted Graphic Image System), a computer-based imaging system that offers significant advances and improvements over what the industry calls dot matrix holography. The Company has also introduced a virtually seamless wide web packaging product, and a washable holographic authentication label.

- Printed Products include specialized functional coatings used primarily as an alternative to painting or using liquid coatings on high-pressure laminates for wood substitutes and plastics. The most important markets for these products include engineered board products used in the RTA furniture market, kitchen and bath cabinets, factory-constructed housing interiors, value-priced furniture, window trim and moldings, picture frames, consumer electronics, automotive and appliance markets. NeoClad(TM) is a non-PVC laminate that is more environmentally friendly than competitive vinyl laminates. This product adheres to the various surface elevations of profiled edges of medium-density fiberboard applications such as panel doors, and helps round out our offering to the furniture market. Its finish is comparable to wood, and it is less expensive and easier to apply than vinyl products, which saves our customers significant labor costs. Another new application is a combination of the Company's ability to print in registration with the Company's InMold decorating technology to produce precision layouts while being automatically transferred in the molding process.

- Security Products include tamper-evident signature panels and abrasion resistant tipping foils for transaction cards, as well as specialized multi-coercivity magnetic stripe products applied to both plastic transaction cards and disposable fibrous substrates, such as driver's licenses, student identification cards, airline tickets, mass-transit tickets and telephone debit cards. This product line also includes intaglio printing used on documents such as stock certificates, bonds, birth certificates, gift certificates and certificates of authenticity. Other products in this group include encoding numbering and applying security devices to gift cards. The Company has developed a fulfillment system to distribute security products for global customers.

- Pharmaceutical Products consist of specialized functional coatings for heat transfer printing on pharmaceutical products, such as intravenous solution bags, syringes and other uses requiring non-toxic ingredients, adhesion during and after the sterilization process and have FDA approval, domestically.

- Specialty Pigmented and Simulated Metal Products. Specialty Pigmented Products include automobile batteries, cosmetics containers, industrial signage and other markets requiring a particularly durable specialized functional coating. Specialty Simulated Metal Products include bright-simulated metal and reflective coatings used in the appliance, automotive and cosmetic markets. Most of these coatings are produced with a state-of-the-art ultra-violet curing process, which results in higher abrasion and chemical resistance. Another offering in this product category is Infraprint, a foil that permits high-speed digital and laser printing on plastic like surfaces.

Markets

The Company and its subsidiaries operate in a single business segment, which is the formulating and manufacturing of chemically-complex, multi-layered functional coatings. The following table summarizes the Company's principal markets and product applications:


                                                      # of
                                                      CFC
                                        Selected      Sales
Market         Application              Customers     2002  Key Product Features
------         -----------              ---------     ----  --------------------

Holographic    Authentication seals,    Foreign       19.1%  - Fully integrated
Products       trophies, point-of-      Government             manufacturing
(product       purchase packaging,      AquaFresh,             process
authenti-      security labels          Colgate, Crest,      - AEGIS
cation,                                                      - Virtual Seamless
high-end                                                     - Washable labels
eye-catching                                                 - Patented dot
packaging)                                                     matrix

Printed        RTA furniture (bedroom,  Sauder         28.5% - Superior lead
Products       office, entertainment    Woodworking,           times
(Engineered    centers), promotional    Hart Furniture,     - Scratch/mar
Board,         furniture (hotel and     Ameriwood, Lazy       resistant finishes
building       office), cabinets,       Boy, Cana, Inc.,      (Armortite
products,      manufactured home        National Picture      Plus(TM))
consumer       interiors, picture       Frame, Giusto       - Match to any
electronics,   frames, award plaques,   Manetti Battiloro     pattern or color
home           tropy bases, InMold      S.p.A. (Italy),     - NeoClad(TM)
decorating,    products                 Ashley Furniture,    - Precision
trophies/                               Progressive Furniture  Printing
awards)

Security       Magnetic stripes,        Visa,          18.3%  - High coercivity
Products       signature panels,        MasterCard,           magnetic stripe is
(transaction   indent and tipping       Diners Club,          durable (exceeds
cards,         foils for credit         Discover Card,        life of card)
identifi-      cards, debit cards,      Eurocard, American  - Signature panels
cation cards,  ATM cards, access        Express, Sears,       are tamper evident
stocks and     cards, driver's          Best Buy,           - Intaglio printed
bonds, gift    licenses, passports,     Foreign Government    stocks, bonds,
certificates   intaglio printed                               birth certificates
and gift       security documents,                            and gift
cards)         gift cards, money                              certificates
               delivery pouches                             - Gift cards
                                                            - Sophisticated
                                                              distribution
                                                              system

Pharmaceutial  Intravenous solution     Baxter         17.2% - Used on FDA
Products       bags, drainage bags,     Healthcare,           approved products
               renal bags, syringes,    Abbott Labs,        - Passes stringent
               pipettes, tubing         Tyco Kendal,          sterilization
                                        B. Braun Medical,   - Does not offset
                                        C.R. Bard,
                                        Fresenius,
                                        Bieffe Medital


Specialty      Beverage cases,          Rubbermaid,    16.9%  - Scratch/mar
Pigmented and  industrial safety        Johnson               resistant
Simulated      signs, battery cases,    Controls, Mattel,   - Chemical resistant
Metal          vent caps, spark         Rehrig Pacific,     - Low-cost
Products       plugs, dashboard         Gillette, Bic,         alternative
(injection     inserts, tail lenses,    Danaher Controls    - Variety of colors
molded and     toys, cosmetic                               - Non-toxic
extruded       containers
plastics

Chemical Coatings

The manufacture of the Company's chemical functional coatings is a multi-step process that involves pigments, solvents and resins which are blended into one of more than 2,500 proprietary formulations. The first step in production is the application of a release agent to a roll of plastic film carrier. The release agent allows the coating to separate from the plastic film carrier during the application of the coating by the customer to the customer's product. Then on to the plastic film carrier is then deposited coatings to achieve the desired color, pattern and physical characteristics. These characteristics include resistance to general abrasion, ultra-violet light exposure, contact with alcohol, exposure to solvents and reactive household chemicals, contact with acids, size of area to which the coating is applied, overstamping and adhesion characteristics, and the surface to which the specialty coating is applied. The number and type of coatings required are determined by the functional and visual requirements of the product. Specialty coatings for woodgrain products undergo a more extensive manufacturing process because of the intricacies involved in aligning the patterns to create a design during the coating process. Plated and simulated metal coatings require additional treatment in a vacuum deposition chamber, in which a microscopically thin coating of aluminum is deposited on the coating to give it its reflective and bright metallic appearance.

Holographic Products

In January 2000 the Company purchased the worldwide rights to certain holographic technology from a former joint venture partner, Applied Holographics PLC, for $3.6 million, and formed a new division, CFC Holographics to develop and exploit those rights and manufacture and market holographic products to customers around the world.

CFC Holographics has given the Company the unique ability to produce holographic art origination that involves a patented, computer-generated dot matrix technology. The Company's proprietary holographic technology, AEGIS, further enhances this dot matrix holography. In addition, CFC Holographics has provided the Company with the capability to develop and compete in a growing market for holographic coatings, which is a specialized type of transferable coating embossed with a holographic image. These holographic products are used primarily for security-sensitive products for authentication, anti-counterfeiting purposes produced in a secure facility; and for eye-catching point-of-purchase displays and consumer packaging. The Company has developed a virtual seamless shim for its wide web embossing capabilities. The Company also developed a washable holographic authentication label.

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

Holograms and Security or "Product Authentication"

Holograms, which cannot be color-copied and are not readily made except by a properly equipped holographic house, have established themselves as a premier technology for defending against unauthorized copying or counterfeiting of products. Identification of an authentic hologram, when used as a security device, is convenient and inexpensive and can also be done by sight without any special equipment. The Company is able to produce holograms that contain covert images that are visible only with the aid of special devices and which are more difficult to reproduce. The high degree of technical skill and the capital investment required to replicate holograms acts as an obstacle to unauthorized duplication, thereby making holograms useful as anti-counterfeiting and security devices. Holograms are widely used as a security device by computer software and hardware companies, and entertainment event marketers, in addition to other industries.

CFC Holographics' patented computer-generated dot matrix holographic origination process is capable of producing tiny "dot" holograms at a coverage rate of up to 60,000 dots per square inch. Each individual dot hologram can be oriented at any one of 256 different angles, thus creating juxtaposed holographic cells that change when the viewing angle changes. The Company has discovered how to produce computer-developed overlapping images so that these images appear as the viewer's angle-of-view changes. The flexibility created by the dot matrix process provides the Company with state-of-the-art holographic products that are both cost-effective and extremely intricate and, as a result, difficult for competitors to generate products of comparable quality and security orientation. The Company's proprietary holographic technology, AEGIS, further enhances this dot matrix holography. AEGIS allows micro precision dot placement, and varying dot sizes and shapes to be mixed together to create very smooth, fine lines and extremely complicated arcs and curves. AEGIS puts advanced security into dots-type holography, producing features that are difficult to reproduce at any resolution. The Company has introduced HoloLam, a full-face holographic pattern laminate for the full front and back of credit cards. The Company has introduced a holographic authentication label that is washable.

Holographic Packaging Products

The visual appeal and uniqueness of holograms make them ideal for applications on consumer products and point-of-purchase displays. These include ribbons and paper for gift packaging, paper and plastic wrapping for packaging of food and other products. The Company's dot matrix technology results in holograms with a brighter appearance and an enhanced depth of image. In addition, the Company's 60" wide coating and embossing capabilities give the Company a lower cost structure, making holograms economically practical for these and additional applications, and give the Company a broader market for holographic products. Most competitors use narrow web embossers. An example of this type of product application is the Company's development of holographic promotional packaging for personal healthcare products.

In holography, the Company developed a product that uses cold transfer technology to simplify the decoration process of packaging. By using the cold transfer technology, there is no stamping die, heat or high pressure to create the transfer. Rather, the customer prints a special adhesive onto the desired patterned area, and simply presses the cold transfer product against the adhesive to complete the transfer. The Company has also developed a seamless holographic process.

Holographic products represented approximately 19.1%, 17.0% and 19.4% of the Company's net sales in the years ended December 31, 2002, 2001 and 2000 respectively.

The Company expects this product line to continue to experience double digit growth in 2003, due to companies around the world demanding increased security/authenticity protection on their products, and additional consumer holographic packaging opportunities.

Printed Products

The Company's printed coatings are featured on numerous consumer products manufactured by companies. Printed Products include Engineered Board coatings for RTA and promotional furniture, picture frames, manufactured housing and window treatments.

Engineered Board Coatings. Engineered Board coatings are functional and simulated patterned coatings including woodgrains, marbles, granites and other patterns used to coat particleboard and medium density fiberboard. A broad range of global consumer markets utilize engineered wood for RTA furniture and other products like trophies, awards and plaques. RTA furniture is designed to provide an inexpensive alternative to traditional furniture and is a market which has experienced especially strong growth in recent years. It is shipped unassembled from the factory to the store and is either assembled at the store before purchase or later by the consumer. RTA furniture products include home entertainment centers, home theater systems, TV and VCR stands, bookcases and furniture designed to hold home-office equipment. NeoClad(TM) is a non-PVC laminate that is more environmentally friendly than competitive vinyl laminates. It also has the feel of real wood. This specially formulated film is a durable, thermo formable decorating laminate available in woodgrain patterns and other designs. NeoClad is also protected with the Company's proprietary topcoat technology Armorite Plus(TM). The Company's FLEXRITE(TM) product is a value-added coating for paneled cabinet doors and products with profiled, rounded edges. The Company's FLEXWRAP(TM) product wraps around arms, legs and pedestals of furniture made from medium density fiberboard.

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

Plastic Substrate Coatings. Plastic substrate coatings manufactured by the Company are used for similar visual and functional purposes as its Engineered Board coatings and are used on appliances, windows, doors, specialty window treatment coatings and picture frames.

The fastest growing market for plastic substrate coatings is the plastic building products market, which uses plastics for windows, doors and vinyl siding. Plastics can be more cost effective than wood, especially in Asia and Europe, and plastic exterior building products do not shrink or warp to the degree that wood does and they are not susceptible to insect damage. The two principal challenges facing coatings for the plastic building products industry are fade resistance and adequate adhesion. CFC utilizes an erosion resistant polyvinylidene fluoride polymer ("PVDF") system to produce one of the most fade resistant coatings used in the industry. The PVDF system also produces flexible coatings, which allows for vacuum forming on plastics or post-forming on metal treated surfaces without visible cracking of the coating. CFC has also developed unique adhesion characteristics, which have improved acceptance of this coating in the marketplace.

Argents are a substitute for paint, most recognizable as the metallic black coating on many consumer electronics and the grillwork on automobiles. Although this market is expanding worldwide, many of the Company's customers have moved their manufacturing operations of these products offshore. The Company intends to take advantage of this trend by distributing these products globally.

Specialty window treatment and picture frames coatings simulate the appearance of fabric rather than wood or plastic. CFC offers a wide variety of solid pigmented coatings and printed patterns used by manufacturers of window treatments. Use of the Company's products allows the application of the specialty coating to be made at the site of the plastic extrusion process, thereby reducing the manufacture of specialty blinds from a multi-location process to a one-step process. Use of the Company's coatings also allows the manufacturers of window treatments to run their production equipment at higher speeds and without the use of solvent-based paints.

The Company's printed InMold products provide additional functionality and improved productivity for precision layouts. The transfer occurs in the mold as the product is being molded, saving additional manufacturing steps.

Printed products represented approximately 28.5%, 28.2% and 25.6% of the Company's net sales in the years ended December 31, 2002, 2001 and 2000, respectively.

This product line is expected to decrease slightly in 2003, primarily due to the sustained economic slowdown that the furniture and manufactured housing markets continue to experience.

Security Products

Security Products are divided into several categories within CFC's core coatings product line. These include tamper-evident signature panels, multi-coercivity magnetic stripe, high-abrasion indent and tipping foils, intaglio printed documents, gift cards and a fulfillment system.

Signature panels are formulated for credit and transaction cards and are designed to accept a wide variety of writing instruments directly on the signature panel. If tampering with the signature occurs, either through erasure or chemical treatment, the coating on the signature panel will discolor. This is a security feature requested by companies such as American Express, Diners Club, Eurocard, MasterCard, VISA and Discover Card.

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

CFC-Northern Bank Note is an intaglio printer of high security documents such as stock certificates, bonds, gift certificates, certificates of authenticity and vital records. In the intaglio printing process, ink is built onto the surface upon which the printing is applied, and the ink is evident to the touch. CFC-Northern Bank Note prints, numbers, encodes and applies security devices to gift cards. The Company has also developed a sophisticated fulfillment system to distribute gift/debit type cards and certificates.

Security products represented approximately 18.3%, 15.1% and 11.6% of the Company's net sales in the years ended December 31, 2002, 2001 and 2000, respectively.

The Company expects double digit growth in security products in 2003, primarily due to significant growth opportunities it has in the gift card market. The company added additional equipment and capacity in 2002 to better serve this market, and also anticipates producing a greater volume of intaglio printed documents for foreign governments.

Pharmaceutical Products

A significant portion of the Company's pigmented coatings are designed for use on pharmaceutical products. Pigmented coatings used in the pharmaceutical industry must meet rigid quality specifications, including use of non-toxic ingredients, adhesion during and after the sterilization process, and have FDA approval, domestically. The Company's attention to exacting standards, technology, industry expertise, dedication to research and development and quality assurance commitment has ensured its position as the market leader of transferable pharmaceutical coatings.

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

CFC is a "preferred supplier" to Baxter Healthcare Corporation worldwide. This means that CFC is one of only fifteen of Baxter's suppliers (out of approximately 800 approved suppliers) that meet Baxter's stringent standards for such designation. In order to attain "preferred supplier" status with Baxter, the Company was required to deliver products to Baxter for a three-year period free of defects in product quality, delivery procedures and paperwork. The Company has an exclusive supplier's contract for heat transferable coatings with Baxter, and Baxter has a majority market share of the intravenous solution bags sold worldwide. This contract was renewed until March 2007 in October 2002. The Company also was named a "preferred supplier" to Abbott Laboratories' Hospital Products Division ("Abbott") in 1994, and has maintained that distinction. The Company was also named a "certified supplier" to Abbott's Montreal location in 1998. It is one of the goals of CFC to achieve a similar supplier relationship with other pharmaceutical companies that require transferable coatings.

Pigmented coatings used on pharmaceutical products represented approximately 17.2%, 17.2% and 13.0% of the Company's net sales in the years ended December 31, 2002, 2001 and 2000, respectively.

The Company expects a slight decline in this product line in 2003 due to competitive pricing discounts, which should be offset by the company securing a substantial contract extension with one of its major pharmaceutical customers.

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

Specialty pigmented and simulated products represented approximately 16.9%, 22.3% and 30.3% of the Company's net sales in the years ended December 31, 2002, 2001 and 2000, respectively. The market for simulated metal coatings, particularly for use in graphics, is highly competitive and has been experiencing generally declining gross margins. Accordingly, the Company has determined to not actively pursue lower margin graphics business in this market. Notwithstanding this decision, beginning with the CFC Oeser acquisition in March 1999, this product line's volume has increased substantially because the majority of CFC Oeser's sales were in this category, representing 69.2% of specialty pigmented and simulated metal sales for 2002. The Company's strategy is to add technology to the CFC Oeser product line and enhance the value of these products.

The Company's outlook for this product line is modest growth in 2003, as it expects to recapture business lost last year due to its capacity constraints in Germany, and continues to focus on higher-margin, growth-oriented markets.

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

During the years ended December 31, 2002, 2001 and 2000, net sales to Europe, the Pacific Rim, and other customers outside of the United States were $26,301,000, $29,625,000 and $35,249,000, respectively, and represented approximately 42.5%, 47.8% and 51.7%, respectively, of the Company's net sales.

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

The Company maintains a group of personnel that is dedicated to the creation of new patterns, designs, colors, shades and textures, including holographic designs. This includes an engineering and chemistry laboratory in Chicago Heights, Illinois that employs eleven people. The Company also maintains an art origination studio in Countryside, Illinois, that is dedicated to holographics and which employs five people who perform holographic research and development. In addition, the Company has an engineering and chemistry laboratory in Goppingen, Germany that employs nine people. The former holographic research laboratory in Ventura, California was consolidated into Countryside, Illinois in June 2001. In the years ended December 31, 2002, 2001 and 2000, the Company spent approximately $2,042,000, $2,222,000 and $2,745,000, respectively, on research and development.

Customers in the markets served by CFC are in the process of their own search for technological breakthroughs that will contribute to low cost production and expanded markets through new products and at the same time meet environmental standards. The Company is making substantial on-going investments in research and development in an effort to assist its customers in the development of new technology and products. Recent examples include InMold products for in mold decorating, NeoClad for furniture and home decorating products and HoloLam, a full-face holographic laminate for credit, debit and loyalty cards.

Marketing and Sales

As of December 31, 2002, the Company had 22 full time sales people serving over 5,000 existing customers. Sales personnel include the Vice President of Global Marketing, the Vice President of Sales, who is responsible for the Americas, and two Product Managers. During 2002, the German Product Manager was temporarily responsible for all German and French sales. Effective February 1, 2003, a new European Sales Manager was hired. Additional sales personnel include three Regional Managers and fifteen Field Sales Engineers who are compensated on a salary plus commission basis. The Managing Director of the United Kingdom is responsible for all United Kingdom and African sales, the German Export Manager is responsible for all Europe export sales from Germany (excluding the United Kingdom) and the Middle East, and a Regional Manager is responsible for the Pacific Rim (including Japan). The Vice President of CFC NBN is the security product manager. The majority of CFC's products are sold directly to original equipment manufacturers who incorporate the Company's products into their own products. In addition, limited use is made up of a network of two distributors who service small accounts in the United States, and eighty-eight distributors who service international markets. The Company's Japanese technical sales representative is responsible for Japan; however, all Japanese sales are through a distributor.

The Company markets a combination of standard products and specialty items on a minimum order basis, and most of the Company's sales are not pursuant to long-term sales contracts. Because most customers require prompt turnaround from order to delivery, the Company does not have a material amount of backlog and backlog comparisons are not indicative of sales trends at any given time.

The Company's three largest customers in 2002 were Baxter Healthcare, Best Buy and Smurfit. Sales made to Baxter are pursuant to an exclusive provider contract, which was renewed for five years in October 2002. The agreement requires the Company to supply all of Baxter's needs for transferable coatings at specified prices, which may be adjusted to reflect changes in certain of the Company's costs. Sales to Baxter for each of 2002, 2001 and 2000, were $6,683,000, $6,926,000 and $5,558,000, respectively. Sales to Best Buy are made on a contract basis; prices may be adjusted similar to Baxter, and runs through December 31, 2002. Sales to Best Buy for each of 2002, 2001 and 2000, were $3,768,000, $1,976,000 and $733,000, respectively. Sales to Smurfit for each of 2002, 2001 and 2000, were $2,053,000, $1,469,000 and $2,919,000, respectively.
Sales to Smurfit are made on an individual purchase order basis.

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

The  Company  obtained  ISO  9001   registration   from  an  approved  ISO  9001
accreditation firm in June 1995, which permits the Company to offer certification programs to its customers, thereby eliminating the need for the customers to make incoming inspections of the Company's products and also providing just-in-time inventory, reducing customers' inventory carrying costs. The Company successfully received re-certification in July 2002.

ISO 9001 registration requires continuing compliance with a series of generic standards that provide quality management direction as well as quality assurance requirements and guidelines. These standards were originally published in 1987 by the International Standards Organization. The same standards apply to all service and manufacturing companies. To maintain ISO 9001 registration, a company must not only meet the registration standards at the time of initial registration, but also must meet them on an ongoing basis during annual inspections. Compliance with the registration standards provides assurance to customers that a company's quality systems are consistently capable of providing products that meet the customers' requirements. Management of the Company believes that registration to one of the ISO 9001 standards will be required in the future to sell products in the European Union. The Company is planning to register to the new ISO standard version 2000 in mid-2003. In addition, many United States customers, including the Company's largest client, Baxter Healthcare Corporation and others, have acknowledged the value of registration.

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

Employees

As of December 31, 2002, the Company had approximately 354 full-time employees. These included 178 in manufacturing, 71 in support services, 51 in marketing and sales, 25 in research and development and 29 in administration and management. Certain of the Company's manufacturing employees in Germany are covered by collective bargaining agreements. The Company has never experienced a significant work stoppage and considers its employee relations to be good.

ITEM 2.  PROPERTIES

The Company owns a 150,000 square foot building at 500 State Street in Chicago Heights, Illinois which houses its corporate headquarters and its primary manufacturing operations, and currently utilizes approximately 75% of the building's capacity. The Company's other principal properties are leased and include the following: a 38,000 square foot intaglio printing facility and a 25,000 square foot assembly and warehouse facility in Countryside, Illinois; a 10,000 square foot warehouse in Chicago Heights; a 10,000 square foot warehouse, finishing, and office facility in a suburb of London, England; and a 79,000 square foot manufacturing, warehouse, laboratory and office facility in Goppingen, Germany. The Company considers its properties to be adequate to conduct its business for the foreseeable future and believes that it would be able to acquire or lease additional property, if needed, on terms acceptable to the Company.

ITEM 3.  LEGAL PROCEEDINGS

The Company's former parent was named by government environmental agencies as a "potentially responsible party" with respect to environmental liabilities at the Fisher-Calo Superfund site in Kingsbury, Indiana in 1991. The former parent and other potentially responsible parties entered into a settlement agreement with the governmental agencies in 1991 that provides for remediation of the site and estimated the cost to be approximately $39 million based upon available facts. While the Company has been named a potentially responsible party, the former parent and the Company have reached an agreement whereby the former parent and the Company will share equally in 0.24% (or 0.12% each) of the total cost of remediation that is ultimately determined to be attributed to waste produced by the Company's former parent. There is no assurance that remediation of the Fisher-Calo site can be accomplished for $39 million. In 1992, the Company recorded a liability of approximately $300,000 related to these matters, of which approximately $50,000 was paid in 1996. In 2000, the Company revised its estimate and reduced the accrual by approximately $110,000. In January 2002, the Company made a payment of approximately $44,000 representing a progress payment for remediation of this site. At December 31, 2002, the remaining accrual is approximately $96,000, representing in management's opinion its estimate of expected future costs, based upon investigation of the quantities and types of waste disposed and the other parties involved in the remediation of this site. The adequacy of the accrued liability is reviewed periodically as additional information becomes available.

In November 2001, the Company was notified from the former parent that it may be a potential responsible party with respect to environmental liabilities at the Galaxy Superfund site in Elkton, Maryland. At this time, the Company's liability, if any, cannot be ascertained, however, management believes this will not have a material effect on the financial statements and at December 31, 2002, no reserve has been established.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


The Company's common stock, par value $.01 per share ("Common Stock"), is traded in the Nasdaq National Market tier of The Nasdaq Stock Market ("Nasdaq"), under the symbol "CFCI." On December 31, 2002, the last reported sale price of the Common Stock on the Nasdaq National Market was $4.45 per share. At March 14, 2003, there were approximately 137 record holders of the Common Stock. The table below sets forth the high and low sales prices of shares of Common Stock on the Nasdaq National Market as reported by Nasdaq for the periods indicated.


                               Market Information
                                                        Price per Share of
                                                           Common Stock
                                                   ---------------------------
                                                    High                  Low
Year Ended December 31, 2002
       1st Quarter................................. 5.00                  3.78
       2nd Quarter................................. 5.10                  3.95
       3rd Quarter................................. 4.70                  3.79
       4th Quarter................................. 5.45                  4.00
Year Ended December 31, 2001
       1st Quarter................................. 6.25                  3.50
       2nd Quarter................................. 5.13                  4.10
       3rd Quarter................................. 4.50                  3.00
       4th Quarter................................. 4.60                  3.40


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

                                                Year Ended December 31,
                                   --------------------------------------------
                                      2002     2001    2000     1999     1998
                                      ----     ----    ----     ----     ----

                                        (In thousands, except per share data)
Income Statement Data:
Net sales ......................... $61,878  $61,995  $68,240  $66,147  $51,047
Cost of sales
 (excluding
 depreciation
 and
 amortization) ....................  38,492   41,033   43,064   42,598   30,618
Selling,
 general and
 administrative ...................  13,118   13,333   15,822   14,010    9,964
Research and
 development ......................   2,042    2,222    2,745    2,022    1,585
Depreciation
 and
 amortization .....................   3,956    4,076    4,225    3,329    2,072
International
 consolidation
 expense ..........................      --       --      768       --       --
                                    -------  -------  -------  -------  -------
Operating income ..................   4,270    1,331    1,616    4,188    6,808
Interest expense ..................   1,241    1,484    1,336    1,030      570
Interest income ...................     (29)     (10)     (59)      --       --
Other expense .....................      --       16       --       20       17
Other income ......................    (219)     (29)    (163)     (29)     (30)
                                    -------  -------  -------  -------  -------
Income (loss) before taxes
 and minority interest.............   3,277     (130)     502    3,167    6,251
Provision (benefit) for
 income taxes .....................     998      (55)     180      922    2,260
Minority interest in net
 income of CFC Applied
 Holographics (1)..................       -        -        -        -      343
                                    -------  -------  -------  -------  -------
Net income (loss).................. $ 2,279  $   (75) $   322  $ 2,245  $ 3,648
                                    =======  =======  =======  =======  =======

Basic earnings (loss) per share.... $  0.51  $ (0.02) $  0.07  $  0.49  $  0.82

Diluted earnings (loss) per share.. $  0.51  $ (0.02) $  0.07  $  0.49  $  0.80
Other Data:
Capital expenditures............... $ 2,544  $ 2,359  $ 3,758  $ 2,958  $ 2,050
Depreciation and amortization (4)..   3,956    4,076    4,225    3,239    2,072
EBITDA (5).........................   8,445    5,420    6,004    7,526    8,550
Net cash provided by operating
 activities........................   7,257    7,696    2,066    3,095    6,168
Net cash used in investing
 activities........................  (2,088)  (2,359)  (7,290)  (7,048)  (2,050)
Net cash provided by (used in)
 financing activities..............  (1,888)  (2,182)   3,372      355     (513)

Balance Sheet Data:
Working capital.................... $12,178  $12,764  $14,940  $15,076  $15,306
Total assets.......................  58,607   55,197   56,401   55,362   39,280
Total debt (3).....................  21,486   22,134   24,418   21,029   10,624
Stockholders' equity...............  26,370   22,642   23,095   23,745   20,971
----------------

(1)     The Company purchased the minority partners share on October 1, 1998.
(2)     Includes current and long-term portions of debt.
(3)     The Company's debt agreements prohibit the payment of dividends.
(4) Depreciation and amortization excludes amortization related to debt financing costs.
(5) The Company believes earnings before interest expense, income taxes, depreciation and amortization (EBIDTA) is an useful measurement for its business because its enterprise value is more closely aligned with this measure and because of the continual investment the Company makes in long-lived assets. EBIDTA should not necessarily be considered as an alternative to net income or cash flows from operating activities which are determined in accordance with Generally Accepted Accounting Principles as an indicator of operating performance or as a measure of liquidity. The table following reconciles net income to EBIDTA as defined:

                                                Year Ended December 31,
                                   --------------------------------------------

                                     2002     2001    2000     1999    1998
                                     ----     ----    ----     ----    ----
                                                 (in thousands)
Net income (loss) ................  $2,279  $  (75)  $  322   $2,245  $3,648
Add back (subtract):
Income taxes .....................     998     (55)     180      922   2,260
Interest, net ....................   1,212   1,474    1,277    1,030     570
Depreciation and amortization ....   3,956   4,076    4,225    3,329   2,072
                                     -----   -----    -----    -----   -----
EBITDA ...........................  $8,445  $5,420   $6,004    $7,526 $8,550
                                    ======  ======   ======    ====== ======

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company formulates, manufactures and sells chemically-complex, transferable multi-layer coatings for use in many diversified markets such as furniture and building products, pharmaceutical products, transaction cards, including credit cards, debit cards, ATM cards and access cards, intaglio printing and on sophisticated embossable coatings for holographic packaging and authentication seals. The Company has also developed a sophisticated fulfillment system. During the period from 1998 to 2002, the Company has experienced, and expects to continue experiencing, shifts in the relative sales and growth of its various products. The Company believes that such shifts are in the ordinary course of business and are indicative of its focus on specific niche markets. Holographic products net sales increased from $8.9 million in 1998 to $11.8 in 2002, primarily due to growth in authentication sales and consumer products packaging. Printed products net sales declined from $18.2 million in 1998 to $17.7 million in 2002. This decline in net sales is primarily due to the decline in the manufactured housing market. Pharmaceutical products net sales increased from $8.9 million in 1998 to $10.6 million in 2002, primarily due to the growth of European sales. Security products net sales increased from $10.1 million in 1998 to $11.3 million in 2002, primarily due to the Company's expansion in the gift card market, which was offset by a decline in magnetic stripe sales due to lower selling prices as a result of increased competition in this market. Specialty pigmented and simulated metal products net sales increased from $4.9 million in 1998 to $10.5 million in 2002, primarily due to the acquisition of CFC Oeser. This acquisition occurred in March 1999 and added total net sales of $17.8 million in 1999 of which $15.5 million represented specialty pigmented and simulated net sales. The specialty pigmented and simulated metal products net sales by CFC Oeser in 2002 amounted to $7.6 million. Without the CFC Oeser acquisition, net sales in this product category would have decreased in 2002 to $3.1 million, from $4.9 million in 1998, due to the Company's focus on phasing out products with marginal profitability.

The Company's cost of sales reflects the application of all direct product costs and direct labor, quality control, shipping and receiving, maintenance, process engineering and plant management and excludes depreciation and amortization which are shown separately. Selling, general and administrative expenses are primarily composed of sales representatives' salaries and related expenses, commissions to sales representatives, advertising costs and management compensation. Research and development expenses include salaries of technical personnel and experimental materials.

Results of Operations


The following table sets forth, for the periods indicated, certain income statement data as a percentage of net sales for such periods:

                                                     December 31,
                                               --------------------------
                                                2002     2001      2000
                                                ----     ----      ----

Net sales .................................     100.0%   100.0%    100.0%
Cost of goods sold (excluding
 depreciation and amortization) ...........      62.2     66.2      63.1
Selling, general and administrative .......      21.2     21.5      23.2
Research and development ..................       3.3      3.6       4.0
Depreciation and amortization .............       6.4      6.6       6.2
International consolidation expense .......        --       --       1.1
                                                 -----    -----     -----
Operating income ..........................       6.9      2.1       2.4
Interest expense and other (income) expense       1.6      2.3       1.6
                                                 -----    -----     -----
Income (loss) before taxes ................       5.3     (0.2)      0.8
Provision (benefit) for income taxes ......       1.6     (0.1)      0.3
                                                 -----    -----     -----
Net income (loss) .........................       3.7%    (0.1%)     0.5%
                                                 =====    =====     =====

2002 Compared to 2001

Net sales for the year ended December 31, 2002 decreased 0.2% to $61.9 million from $62.0 for the year ended December 31, 2001. Holographic product net sales increased 12.0% to $11.8 million for the year ended December 31, 2002 compared to $10.5 million for the year ended December 31, 2001, primarily due to gains in the packaging market offset by a decrease in sales of security labels to prevent counterfeiting to a major customer whose volume declined. Printed products net sales increased 0.8% to $17.7 from $17.5 million for the year ended December 31, 2002 and the year ended December 31, 2001. This was primarily due to an increase in market share. Security products (magstripe, signature panels, tipping products for credit cards, intaglio printed documents and gift cards) net sales increased 20.2% to $11.3 million from $9.4 million. This increase is due primarily to the Company's entry into the gift card market, plus increased magnetic stripe sales due to new product offerings, offset by lower sales of security documents to a foreign government. Pharmaceutical product net sales decreased 0.3% to $10.6 million, from $10.7 million primarily as a result of lower sales in Latin and South America. Net sales of specialty pigmented and simulated metal products decreased 24.4% to $10.5 million from $13.9 million, primarily due to the disruption in servicing the Company's European customers due to the February 2002 backfire on a coating press in Germany that constrained capacity during the first three quarters of 2002. This press had five of the six stations up and running on April 2, 2002. The sixth station became operable the middle of June 2002, but did not reach full efficiency until October 2002. During the periods in which these stations were inoperable, many products had to routed to alternative machines for production, resulting in strained capacity, lower production, and, consequently lower sales.

Cost of goods sold for the year ended December 31, 2002 decreased 6.2% to $38.5 million from $41.0 million for the year ended December 31, 2001. The decrease in costs is primarily a result of lower material cost percentage on similar net sales and insurance interruption proceeds in the amount of $2.6 million due to the backfire on the coating press in Germany, which approximated lost margins on sales. In 2002, the Company also benefited from volume purchases which were not achieved in 2001. The cost of sales as a percentage of net sales for the year ended December 31, 2002 was 62.2% as compared to 66.2% for the year ended December 31, 2001. The decrease in cost of goods sold as a percentage of net sales was due to the reasons noted above.

Selling, general and administrative expenses decreased 1.6% in 2002 to $13.1 million from $13.3 million in 2001. The decrease in selling, general and administrative expenses is primarily due a $300,000 benefit related to a settlement of past sales tax liabilities with the State of Illinois. As a result, selling, general and administrative expenses for the year ended December 31, 2002 decreased as a percentage of net sales to 21.2% from 21.5% for the year ended December 31, 2001.


Research and development expenses for the year ended December 31, 2002 decreased 8.1% to $2.0 million from $2.2 million for the year ended December 31, 2001. The decrease in research and development expense was primarily due to the closing of the Company's Optical Laboratory in Ventura, California in the third quarter of 2001 and the consolidation of those functions into its Countryside, Illinois facility. Research and development expenses for the year ended December 31, 2002 and December 31, 2001 as a percentage of net sales were 3.3% and 3.6%, respectively.

Depreciation and amortization expenses for the year ended December 31, 2002 decreased 2.9% to $4.0 million from $4.1 million for the year ended December 31, 2001. This decrease was primarily due to the Company adopting SFAS 142, and no longer amortizing goodwill. Depreciation and amortization expense as a percentage of net sales for the year ended December 31, 2002 decreased to 6.4% from 6.6% for the year ended December 31, 2001.

Total operating expenses for the year ended December 31, 2002 decreased 5.0% to $57.6 million from $60.7 million for the year ended December 31, 2001 due primarily to the reasons noted above. Total operating expenses for the year ended December 31, 2002 and December 31, 2001 as a percentage of net sales were 93.1% and 97.9%, respectively, due to the reasons noted above.

Operating income for the year ended December 31, 2002 increased 220.7% to $4.3 million from $1.3 million for the year ended December 31, 2001. Operating income for the year ended December 31, 2002, increased as a percentage of net sales to 6.9% from 2.1% for the year ended December 31, 2001.

Interest expense for the year ended December 31, 2002 decreased 16.4% to $1.2 million from $1.5 million for the year ended December 31, 2001. The decrease in interest expense was a result of a decrease in the rate of interest paid and decline in debt balances due to normally scheduled debt amortization.

Interest income for the year ended December 31, 2002 increased to $29,000 from $10,000 for the year ended December 31, 2001. This increase was primarily the related to the Company receiving interest on income tax refunds in the second and fourth quarters of 2002.

Other income for the year ended December 31, 2002 increased to $219,000 from $29,000 for the year ended December 31, 2001. This increase was primarily the result of the gain on sale of a manufacturing facility in Goppingen, Germany in the first quarter of 2002.

The change in provision (benefit) for income taxes is principally related to the change in income (loss) before income taxes. In addition, the effective income tax rate for the year ended December 31, 2002 was 30.4%, compared to 42.3% for the year ended December 31, 2001. The 2002 effective tax rate was lower because of approximately $281,000 in research and experimentation credits received during 2002 from amending the prior year tax returns and tax planning strategies to reduce foreign taxes.

Net income (loss) for the year ended December 31, 2002 increased to $2.3 million from a loss of $75,000 for the year ended December 31, 2001. This increase was due to reasons discussed previously.

2001 Compared to 2000

Net sales for the year ended December 31, 2001 decreased 9.2% to $62.0 million from $68.2 million for the year ended December 31, 2000. Holographic product net sales decreased 20.3% to $10.5 million for the year ended December 31, 2001 compared to $13.2 million for the year ended December 31, 2000, primarily due to the decrease in sales of security labels to prevent counterfeiting to a major customer whose volume declined, and another major customer who was in an over inventory position of packaging at the end of December 31, 2000. Printed products net sales remained even at $17.5 million for the year ended December 31, 2001 and the year ended December 31, 2000. This was primarily due to a slow down in the manufactured housing market offset by the Company's increase in market share. Security products (magstripe, signature panels, tipping products for credit cards, intaglio printed documents and gift cards) net sales increased 18.2% to $9.4 million from $7.9 million. This increase is due primarily to the Company's entry into the gift card market and sales of security documents to a foreign government. Pharmaceutical product net sales increased 20.0% to $10.7 million from $8.9 million primarily as a result of an increase in sales in Europe. Net sales of specialty pigmented and simulated metal products decreased 33.0% to $13.9 million from $20.7 million, primarily due to the Company's decision to phase out products with marginal profitability.

Cost of goods sold for the year ended December 31, 2001 decreased 4.7% to $41.0 million from $43.1 million for the year ended December 31, 2000. The decrease in costs is primarily a result of lower sales volume. The cost of sales as a percentage of net sales for the year ended December 31, 2001 was 66.2% as compared to 63.1% for the year ended December 31, 2000. The increase in cost of goods sold as a percentage of net sales was due to the cost of using subcontractors on a foreign government security documents job.

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

Research and development expenses for the year ended December 31, 2001 decreased 19.1% to $2.2 million from $2.7 million for the year ended December 31, 2000. The decrease in research and development expense was primarily due to the closing of the Company's Optical Laboratory in Ventura, California in the third quarter of 2001 and the consolidation of those functions into its Countryside, Illinois facility. Research and development expenses for the year ended December 31, 2001 and December 31, 2000 as a percentage of net sales were 3.6% and 4.0%, respectively.

Depreciation and amortization expenses for the year ended December 31, 2001 decreased 3.5% to $4.1 million from $4.2 million for the year ended December 31, 2000. This decrease was primarily due to a decrease in depreciation due to a decrease in capital spending in 2001 compared to 2000. Depreciation and amortization expense as a percentage of net sales for the year ended December 31, 2001 increased to 6.6% from 6.2% for the year ended December 31, 2000, primarily due to the decrease in net sales in 2001 compared to 2000.

International consolidation expense for 2001 decreased to zero from $768,000 for 2000. The $768,000 represented estimated cost of severance in the amount of $578,000, representing a reduction of 25 employees, five from Japan and 20 from Europe; lease termination of $100,000; and disposal of assets in the amount of $90,000. The fiscal year end 2000 expense was the result of activities undertaken in August of 2000 to consolidate international operations. During
2001 the $217,000 of costs accrued as of December 31, 2000 were paid and activities to consolidate operations had been completed under the August 2000 plan. The $217,000 represented $117,000 severance, and $100,000 lease termination paid in the first two quarters of 2001.

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

Interest income for the year ended December 31, 2001 decreased to $10,000 from $59,000 for the year ended December 31, 2000. This decrease was primarily the related to the Company receiving interest on overdue accounts in Europe in 2000.

Other expense for the year ended December 31, 2001 increased to $15,600 from zero for the year ended December 31, 2000. The expense in 2001 represented loss on a sale of an asset.

Other income for the year ended December 31, 2001 decreased to $29,000 from $163,000 for the year ended December 31, 2000. This decrease was primarily the result of the recognizing income when revaluing a prior periods EPA accrual to actual liability.

The change in provision (benefit) for income taxes is principally related to the change in income (loss) before income taxes. The effective income tax rate for the year ended December 31, 2001 was a benefit of 42.3%, and for the year ended December 31, 2000 was a provision of 36.0%.

Net income (loss) for the year ended December 31, 2001 decreased to a loss of $75,000 from net income of $322,000 for the year ended December 31, 2000. This decrease was due to reasons discussed previously.

Annual Results of Operations

The following table presents unaudited financial information for each of the quarters in the period ended December 31, 2002 and 2001. This data has been prepared on a basis consistent with the audited financial statements appearing elsewhere in this Report, and in the opinion of management, includes all necessary adjustments (consisting only of normal recurring adjustments) required to present fairly the unaudited consolidated annual results when read in conjunction with the audited consolidated financial statements of the Company and notes thereto appearing elsewhere in this Report. The results of operations for any quarter are not necessarily indicative of results to be expected for any future period.

                                      Quarter Ended
                 --------------------------------------------------------------

                 12/31   09/30   06/30   03/31   12/31   09/30   06/30   03/31
                  2002    2002    2002    2002    2001    2001    2001    2001
                  ----    ----    ----    ----    ----    ----    ----    ----
Net sales ......$15,956 $16,649 $14,431 $14,842 $16,451 $14,621 $14,614 $16,310
Cost of goods
 sold ..........  9,426   9,324   9,470  10,420  10,549  10,272  10,470   9,594
Selling, general
 and
 administrative.  3,218   3,485   3,208   3,207   3,268   3,322   3,367   3,376
Research and
 development ...    473     538     517     513     497     555     540     630
Depreciation and
 amortization ..  1,051   1,042     960     903   1,174     862     950   1,090
                ------- ------- ------- ------- ------- ------- ------- -------
Total operating
 expense ....... 14,168  15,337  14,009  14,093  15,359  15,209  14,451  15,645
Operating income
 (loss) ........  1,788   1,312     422     749   1,092    (588)    163     665
Interest expense.   255     330     326     330     256     418     408     402
Interest income .   (14)     --     (15)     --     (10)     --      --      --
Other expense ...    --      --      --      --      --      --      --      16
Other income ....    --     (11)     (7)   (200)     (7)     (7)     (7)     (7)
                ------- ------- ------- ------- ------- ------- ------- -------
Income (loss)
 before taxes ..  1,546     993     118     619     853     (999)   (238)   254

Provision
 (benefit)
 for income
 taxes .........    459     318      23     197     286     (347)    (91)    97
Net income
 (loss) ........$ 1,088 $   675 $    95 $   422 $   567 $   (652) $ (147) $ 157
                ======= ======= ======= ======= ======= ========  ======  =====

Percentage of Net Sales
Net sales......  100.0%  100.0%  100.0%  100.0%  100.0%  100.0%  100.0%  100.0%
Cost of goods
 sold..........   59.0    61.7    64.6    63.8    63.3    71.6    65.7    64.7
Selling, general
 and
administrative.   20.2    20.9    22.2    21.6    19.9    22.7    23.0    20.7
Research and
 development...    3.0     3.2     3.6     3.5     3.0     3.8     3.7     3.9
Depreciation
 and
 amortization..    6.6     6.3     6.7     6.1     7.1     5.9     6.5     6.7
Total operating
 expense.......   88.8    92.1    97.1    95.0    93.3   104.0    98.9    96.0
Operating income
 (loss)........   11.2     7.9     2.9     5.0     6.7    (4.0)    1.1     4.0
Interest
 expense.......    1.6     2.0     2.3     2.2     1.6     2.8     2.8     2.5
Interest income.  (0.1)    0.0    (0.1)    0.0    (0.1)    0.0     0.0     0.0
Other expense...   0.0     0.0     0.0     0.0     0.0     0.0     0.0     0.1
Other income ...   0.0    (0.1)   (0.1)   (1.3)    0.0     0.0     0.0     0.0
                ------- ------- ------- ------- ------- ------- ------- -------
Income (loss)
 before taxes...   9.7     6.0     0.8     4.1     5.2    (6.8)   (1.7)    1.4
Provision
 (benefit) for
 income taxes...   2.9     1.9     0.1     1.3     1.7    (2.4)   (0.6)    0.6
                ------- ------- ------- ------- ------- ------- ------- -------
Net income
 (loss).........   6.8%    4.1%    0.7%    2.8%    3.5%   (4.4%)  (1.1%)   0.8%
                ======= ======= ======= ======= ======= ========  ======  =====

The second and third quarters of 2001 include benefits for income taxes resulting from net losses from operations, and the reversal of tax provisions previously provided for operations incurring net losses for the year. The increase in sales in the fourth quarter of 2001 was due to the gift card business, as well as, the third and fourth quarters of 2002. The second quarter of 2002 includes the settlement of the sales tax liability. The fourth quarter of 2002 includes the majority of research and experimentation credit and volume purchase discounts earned from suppliers which the Company had previously estimated would not be earned.

Significant Accounting Policies

Management's discussion and analysis of financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The Company annually reviews its financial reporting and disclosure practices and accounting policies to ensure that its financial reporting and disclosures provide accurate and transparent information relative to the current economic and business environment. The Company believes that of its significant accounting policies (see summary of significant accounting policies more fully described on pages 38 and 39), the following policies involve a higher degree of judgment and/or complexity. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Significant estimates include an assessment of the realization of future tax benefits, inventory reserves and the allowances for doubtful accounts. Actual results could differ from these estimates.

Net Operating Losses. The foreign net operating loss carry forwards (NOL's) totaling $5,639,000 relate to income taxation in Germany and may be carried forward to offset future taxable income in Germany. The Company has recorded a deferred tax asset of $2.1 million at December 31, 2002 relating to the benefit of these NOL's. At present, the unused NOL's have no expiration dates. No valuation allowance has been provided as currently management believes that it is more likely than not that the tax benefit will be realized. However, changes in German tax laws or the results of its operations in Germany could impact this assessment in the future.

Inventories. Inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out (FIFO) basis. Inventory cost includes cost of raw material, labor and overhead. Provisions are made to reduce excess and obsolete inventories to their estimated net realizable value. The process for evaluating the value of excess and obsolete inventory requires the Company to make subjective judgments and estimates concerning future sales levels, quantities and prices at which such inventory will be sold in the normal course of business.

Intangible Assets. Intangible assets include the excess of cost over the fair value of net assets of businesses acquired (goodwill) of holographic base coat and worldwide holographic rights. These assets are being amortized on a straight-line basis over periods of 10 to 15 years and assume no residual value. Accumulated amortization amounted to $1,479,146 and $1,195,646 at December 31, 2002 and 2001, respectively. Amortization expense was $283,500, $410,612 and $365,347 in 2002, 2001 and 2000, respectively. Beginning January 1, 2002, the Company no longer amortizes goodwill (see footnote 5 to the financial statements) and will review it for impairment on an annual basis.

Depreciation. Property and equipment are amortized using the straight line method over useful lives that range from three to 25 years. A significant portion of fixed assets are machinery and manufacturing equipment that are depreciated over 10 to 15 year lives and assume no residual value.

Revenue recognition. Under the terms of its sales agreements with customers, the Company recognizes revenue when title is transferred, generally upon product shipment. For certain transactions, which are not material, revenue is recognized upon completion of manufacturing, or upon use by the customer.

Warranty costs. Certain return privileges exist for the possibility of sub-standard goods. Customers have a right to inspect goods within 30 days of receipt. The Company records an estimated provision for possible returns, using historical experience at the time revenue is recognized. Historically, returns have been less than 0.5% of net sales.

Liquidity and Capital Resources

The Company's primary sources of working capital have been net cash provided by operating activities and net borrowings under various loan agreements. Net cash provided by operating activities was $7,257,000, $7,696,000 and $2,066,000 for the years ended December 31, 2002, 2001 and 2000, respectively. A significant portion of cash flow from operations is generated by depreciation and amortization expense. At December 31, 2002 and 2001, the Company had cash and cash equivalents totaling $6.0 million and $2.5 million, respectively.

The Company's capital expenditures were $2,544,000, $2,359,000 and $3,758,000 for the years ended December 31, 2002, 2001 and 2000, respectively. The Company has no material commitments to purchase equipment.

The Company has used the following financing arrangements to fund the growth of its business:

Credit Arrangements.

The Company and its subsidiaries have a combination of revolving and term credit arrangements.

Revolving Credit Agreements. The Company and its subsidiaries have various revolving credit arrangements ("Credit Agreements") that provide for maximum borrowings, based upon available inventory and receivables balances, of approximately $27.6 million. Amounts available under these arrangements as of December 31, 2002 were $9.6 million. Borrowings under the credit agreements bear interest ranging from prime to 2.0% over certain bank base rates. At December 31, 2002, the weighted average interest rate on outstanding borrowings was 3.11%. The revolving credit arrangements expire at various dates beginning in 2003 through 2008. Under the main credit line, the Company is required to pay an annual fee for the unused portion at an amount equal to .125% times the daily average of the unused portion.

The Credit Agreements contain covenants which, among other things, restrict new indebtedness and dividend declarations and include a requirement of a minimum of $1,000 of pretax income and requires the Company to maintain a compensating balance and contain a subjective acceleration clause. The borrowings are collateralized by substantially all of the Company's assets. The combined debt agreement prohibits the payment of dividends.

Term Loans. Term Loan "A" is for a face amount of $2,625,000 and as of December 31, 2002, was payable in monthly principal and interest (at 7.05%) installments of $20,431 with a final principal payment of $2.2 million due on November 1, 2003.

Term Loan "B" consists of a revolver and several loans, associated with the Company's acquisition of CFC Oeser. The revolver expires on April 15, 2004, and bears interest payable monthly at a fixed rate of 6.0%, and the Company expects to renew this revolver during 2003. These various loans at December 31, 2002, have annual interest payable at their respective interest rates ranging from 5.0% to 6.25%. The term loans are payable in quarterly principal payments of $131,540. Two of the term loans require total balloon payments of $2,698,000 on March 31, 2004, which the Company anticipates rolling over.

Also included in Term Loan "B" are proceeds of a $3.2 million note issued on September 6, 2000 associated with the Company's purchase of the worldwide rights to market holographic products. The note was refinanced in the amount of $5.8 million on June 1, 2001 to fund capital expenditures. As of December 31, 2002, this portion of Term Loan "B" is payable in monthly principal installments of $60,138 plus interest at a fixed rate of 7.70%, and this portion of Term Loan "B" matures on September 18, 2005.

2003 Amendments to Bank Financings. On January 31, 2003, the Company's credit agreement with its main bank, which provides for revolving credits and the term loans, was extended to April 1, 2005. The Company's main revolving loan was also renewed through April 1, 2005. Term Loan "A" monthly principal and interest installments remain at $20,431, however the final balloon payment was extended to November 1, 2008, and the interest rate now floats at prime (4.25% at December 31, 2002) per annum. Term Loan "B" was also renewed. The prepayment penalty of $122,000 was rolled into the principal, and the monthly principal payments and interest were changed to $81,117 and the final balloon payment was extended to February 1, 2008. The interest rate was changed to float at prime (4.25% at December 31, 2002) per annum. The Company has a one time option to convert the above two loans to a fixed rate of interest.

Illinois Industrial Development Revenue Bonds. The Company received $4,005,000 of proceeds from the issuance of the bonds on June 20, 1996. The proceeds were used to fund the Company's 15,000 square foot addition to its primary production facility in the United States and the purchase of a new printing press for printed products.

The bonds require annual principal payments of $200,250 through 2007, with the principal balance payable on June 1, 2008. The bonds bear interest, payable monthly, at rates which are determined by the market and are reset weekly with the maximum annual rate being 12%. The average annual rate was 1.47%, 2.74% and 4.24% for 2002, 2001 and 2000. The interest rate at December 31, 2002 was 1.22%.

Convertible Subordinated Debt. On September 3, 1997, the Company issued a ten-year, 6% convertible subordinated note (the "Note") in the principal amount of $3,000,000. The Note is payable in nine annual principal payments of $333,333 commencing in September 1998. The Note was issued to the sellers of an acquired business. The Note is convertible, in whole or in part, at the option of the holder into Common Stock of the Company at a conversion price of $14.00 per share. The Note currently is callable, at premiums starting at 102% of face value and declining thereafter. In addition, the Note is callable if the
Company's stock price exceeds 110% of the conversion price for twenty consecutive days. The Company's stock price since the date of issuance of the debt has been below the conversion price and no beneficial conversion feature existed at the date of issuance. Accordingly, no portion of the proceeds from issuance was accounted for as attributable to the conversion feature. The Note agreement contains covenants that include certain financial tests, including restrictions on indebtedness.

Other debt includes amounts owed under a settlement of a sales tax dispute, which was resolved during 2002, including the forgiveness of the unpaid balance of $497,000.

Future minimum cash payments due under contractual obligations, including our revised credit agreement and non-cancelable operating lease agreements are as follows:

                                                          2008 and
        2003      2004      2005       2006       2007    Thereafter     Total
        ----      ----      ----       ----       ----    ----------     -----

Re-
vol-
ver $  750,000 $       -  $      -  $       -  $       -  $       -  $   750,000

Term
Loan A 150,875   150,875    150,875    150,875    150,875  1,594,787   2,349,162
Term
Loan
B    4,953,451 3,656,650    958,290  3,199,676    801,000    679,028  14,248,095

IIDRB  200,498   200,498    200,498  2,203,756          -          -   2,805,250

Conver-
 tible
 sub-
 ordin-
 ated
note   333,333   333,333    333,333    333,333          -          -   1,333,332

Opera-
 ting
 lease
obliga-
tions 880,380    781,996    662,252    587,310    472,501  1,270,336   4,654,775
    --------- ---------- ---------- ---------- ---------- ---------- -----------
To-
tal$7,268,537 $5,123,352 $2,305,248 $6,474,950 $1,424,376 $3,544,151 $26,140,614
   ========== ========== ========== ========== ========== ========== ===========

At December 31, 2002, the Company was in compliance with or has obtained waivers for the covenants of its various credit agreements.

The Company believes it will continue to generate cash flow from operations and expects to be profitable in 2003. The Company will continue to consider other avenues to improve profitability such as further cost containment measures or other changes in operations. The Company believes that the net cash provided by operating activities and amounts available under the Credit Facility are sufficient to finance the Company's operations through 2003. Additionally, the Company historically has obtained financing on normal commercial terms to fund acquisitions and major equipment purchases, and anticipates it will be able to continue to do so in the future if opportunities or needs arise.

Seasonality and Impact of Inflation

Historically, the Company has experienced lower net sales levels during the fourth quarter and increased net sales levels during the following first quarter. This has been primarily due to year-end depletion of inventory levels by the Company's customers and due to the holidays at the end of the year, as the Company's customers have an increased number of holiday plant closings. In addition, fourth quarter pharmaceutical product sales generally are lower as a result of the postponement of elective surgeries during holiday periods. In previous years, sales of fourth quarter printed products for use in the ready-to-assemble furniture market have been generally greater than third quarter sales in each of the previous years. However beginning in 2001, due to the new gift card business, the sales in the fourth quarter were much stronger. Beginning in the third quarter of 2002, the Company also added new customers, which generated increased sales more then offsetting historical trends.

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

SFAS No. 142 addresses accounting and reporting for (i) intangible assets at acquisition and (ii) for intangible assets and goodwill subsequent to their acquisition. The Company's goodwill and intangible assets relate to business acquisitions, and the purchase of production processes and worldwide marketing rights related to holography and the Company's holographic products.

The following are the major classes and useful lives of the Company's intangible assets as of December 31, 2002 and 2001:

                         2002                      2001
            ---------------------------  ----------------------------
                      Accum-                         Accum-
                      ulated     Net                 ulated    Net
                      Amorti-    Book                Amorti-   Book     Useful
            Cost      zation     Value     Cost      zation    Value     Lives
            ----      ------     -----     ----      ------    -----     -----
                                                                          15
                                                                          Years
                                                                        pre-2002
                                                                          N/A
Goodwill  $1,436,456 $ 406,994 $1,029,462 $1,436,456 $406,994 $1,029,462  2002
Holo-
 graphic
 base
 coat
 processes  460,000    379,500     80,500    460,000  333,500    126,500  10
                                                                          Years
Worldwide
 holographic
 rights   3,562,059    692,652  2,869,407  3,562,059  455,152  3,106,907  15
                                                                          Years
         ----------  --------- ---------- ---------- -------- ----------  ------
Total    $5,458,515 $1,479,146 $3,979,369 $5,458,515$1,195,646$4,262,869
         ========== ========== ========== ========== ========= ==========

In conjunction with the adoption of SFAS No. 142 during fiscal 2002, management initially assessed the useful economic life for its holographic base coat process and worldwide holographic rights to have an indefinite life. However, during the third quarter, the Company concluded that amortization should continue to be recorded for those assets under SFAS No. 142. As a result, in the third quarter of 2002 the Company recorded amortization of $70,785, or $43,376 net of income taxes, and has continued to record amortization over the remaining useful life. The Company filed amended Form 10-Q/As for each of the quarters ended March 31, 2002 and June 30, 2002 to reflect the amortization ($70,785 in each quarter) of these intangibles. Other than the change in the amortization life of goodwill from 15 years to indefinite, no other useful lives of intangibles were changed in connection with the adoption of SFAS No. 142. All intangible assets, other than goodwill are amortized using a straight line method and assume no residual values. Goodwill and intangibles will be reviewed for impairment on an annual basis.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 is not expected to have a material impact on the Company's cash flows, financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 is not expected to have a material impact on the Company's cash flows, financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others," which is effective for guarantees issued or modified after December 31, 2002. The Company has not provided any guarantees that falls within the scope of this pronouncement and therefore does not believe that it will have any impact on its financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which is effective for fiscal years ending after December 31, 2002. The Company intends to continue with its existing accounting policy and therefore this pronouncement will not have any impact.

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

Some of the factors that could cause or contribute to such differences include:

o The effect of continuing unfavorable economic conditions on market growth trends in general and the impact on the Company's customers, the demand for the Company's products and services, and the Company's ordinary sources of supply in particular;

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

o Changes in the costs and availability of raw materials and the Company's ability to adjust selling prices to reflect those changes;

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

o    Control of the Company by a principal stockholder; and

o The effects of acts of terrorism and armed conflicts on the Company's operations, demands for products and sources of supply.

The risks included here are not exhaustive. The Company operates in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for the Company to predict all such risk factors, nor can the Company assess the impacts of all such risk factors on its business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. The Company has no obligation to revise or update these forward-looking statements to reflect events or circumstances that arise after February 18, 2003 or to reflect the occurrence of anticipated events.

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

Quantitative and Qualitative Disclosures about Market Risk

The Company does not use derivative financial instruments to address interest rate, currency, or commodity pricing risks. The following methods and assumptions were used to estimate the fair value of each class of financial instruments held by the Company for which it is practicable to estimate that value. The carrying amount of cash equivalents approximates their fair value because of the short maturity of those instruments. The estimated fair value of accounts receivable approximated its carrying value at December 31, 2002 and 2001 based upon analysis of their collectability and net realizable value. The estimated fair value of the Company's long-term debt approximated its carrying value at December 31, 2002 and December 31, 2001, based upon market prices for the same or similar type of financial instrument. The Company minimizes its exposure to the impact of fluctuation in foreign exchange rates in situations for certain sales for products sold in Europe but manufactured in the U.S. through the movement of production of those products to Europe. There are no other activities of the Company where management believes exchange rates have a material impact with respect to the underlying transactions. Beginning in January 2003, the Company renewed its main loan agreements. The two main domestic loans, Term Loan A and Term Loan B (see note 4 to the financial statement beginning on page 41 for more details) were renewed at a floating prime rate of interest with a one-time option to a fixed rate of interest. Based on the Company's floating rate loans, a change in the interest rate of one percent would equate to a change of $105,000 of interest on an annual basis.

Interest Expense

The Company's exposure to interest rate risk is minimal due to the composition of its debt instruments which consist of fixed and variable rate instruments. Variable rate debt instruments can also be converted to a fixed rate should interest rates rise in the future.

Euro Conversion

Member countries of the European Union have established fixed conversion rates between their existing currencies ("legacy currencies") and one common currency, the Euro. Since January 1, 2002, the new Euro-denominated notes and coins are in circulation and legacy currencies have been withdrawn from circulation. The Company has a manufacturing facility located in a member country (Germany), and the conversion to the Euro has eliminated currency exchange rate risk for transactions among the member countries, which for the Company primarily consists of payments to suppliers. In addition, because the Company uses foreign-denominated debt to meet its financial requirements and to reduce its foreign currency risks, certain of these financial instruments are denominated in Euro to finance European activities. The Company addressed all issues involved with converting to the new currency, and the conversion did not have a significant impact on its financial position, results of operations or cash flows. At December 31, 2002, the Company had total assets of $18.2 million and net assets of $6.5 million invested in Europe.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




                          INDEX TO FINANCIAL STATEMENTS


                                                             Page
                                                             ----

Report of Independent Accountants .........................   33

Consolidated Balance Sheets at December 31, 2002 and 2001..   34

Consolidated Statements of Operations for the years
 ended December 31, 2002, 2001 and 2000 ...................   35

Consolidated Statements of Cash Flows for the years
 ended December 31, 2002, 2001 and 2000 ...................   36

Consolidated Statements of Stockholders' Equity
 for the years ended December 31, 2002, 2001 and 2000 .....   37

Notes to Consolidated Financial Statements ................   38-51






All other schedules are omitted because they are either not applicable or the required information is shown in the financial statements or notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS






To the Board of Directors and Shareholders
CFC International, Inc.



In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows and stockholders' equity present fairly, in all material respects, the financial position of CFC International, Inc. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As  discussed  in Note 2 to the  Consolidated  Financial  Statements,  effective
January 1, 2002, the Company changed the manner in which it accounts for goodwill and other intangible assets upon the adoption of Statements of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."




PricewaterhouseCoopers LLP


Chicago, Illinois
February 12, 2003
(Except with respect to the last matter discussed in Note 4, as to which the date is February 24, 2003)

                             CFC INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS

                                          December 31,
                                  ----------------------------
                                       2002             2001
                                       ----             ----

ASSETS
CURRENT ASSETS:
Cash and cash equivalents ......   $ 5,990,077   $ 2,492,595
Accounts receivable, less
 allowance for doubtful accounts
 of $618,000 (2002) and
 $583,000 (2001) ...............     8,996,995     9,205,561
Inventories:
  Raw materials ................     3,234,290     2,638,602
  Work in process ..............     1,690,762     1,858,677
  Finished goods ...............     5,887,549     5,877,489
                                   -----------   -----------
                                    10,812,601    10,374,768
Prepaid expenses and
 other current assets ..........       638,571       760,081

Deferred income tax
 assets ........................       675,000       928,787
                                   -----------   -----------
 Total current assets ..........    27,113,244    23,761,792
                                   -----------   -----------
Property, plant and
 equipment, net ................    25,214,867    24,792,724
Deferred income
 tax assets ....................     2,143,584     2,058,626

Intangible assets ..............     4,263,500     3,980,000
Other assets ...................       154,861       320,764
                                   -----------   -----------
  Total assets .................   $58,606,556   $55,197,406
                                   ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term
 debt...........................   $ 6,388,157   $ 2,762,909
Accounts payable................     3,158,400     3,285,526

Accrued compensation
 and benefits...................     1,862,138     1,165,878
Accrued expenses and
 other current liabilities......     3,526,013     3,783,842
                                   -----------   -----------
 Total current liabilities......    14,934,708    10,998,155
                                   -----------   -----------
Deferred income tax
 liabilities....................     2,204,321     2,185,717
Long-term debt, net
 of current portion.............    15,097,682    19,371,422
                                   -----------   -----------
 Total liabilities..............    32,236,711    32,555,294
                                   -----------   -----------

COMMITMENTS AND CONTINGENCIES
(Note 13).......................

STOCKHOLDERS' EQUITY:
Voting Preferred Stock, par value
 $.01 per share, 750 shares
 authorized, no shares issued and
 outstanding.....................            -             -
Common stock, $.01 par value,
 10,000,000 shares authorized;
 shares issued of 4,437,075 (2002)
 and 4,421,529 (2001).............      44,371         44,216
Class B common stock, $.01 par
 value, 750,000 shares authorized;
 512,989 shares issued and
 outstanding .....................       5,130          5,130
Additional paid-in capital........  12,130,587     11,968,980

Retained earnings.................  16,751,153     14,472,467
Accumulated other comprehensive
 income (loss)....................      97,007     (1,557,100)
                                   -----------    -----------
                                    29,028,248     24,933,693
Less 565,867 and 482,867
 treasury shares of common
 stock, at cost...................  (2,658,403)    (2,291,581)
                                   -----------    -----------
                                    26,369,845     22,642,112
 Total liabilities and
  stockholders' equity............ $58,606,556    $55,197,406
                                   ===========    ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                             CFC INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                              December 31,
                               ------------------------------------------------
                                  2002              2001             2000
                                  ----              ----             ----
Net sales ...................   $ 61,877,843    $ 61,995,410    $ 68,239,646
                                ------------    ------------    ------------
Cost of goods sold
 (excluding depreciation
 and amortization shown
 below) .....................     38,491,371      41,033,060      43,063,070
Selling, general and
 administrative expenses ....     13,118,020      13,333,409      15,822,175
Research and development
 expenses ...................      2,042,287       2,221,682       2,744,787
Depreciation and amortization
 expenses ...................      3,956,394       4,075,995       4,225,365
International consolidation
 expense ....................           --              --           768,000
                                ------------    ------------    ------------
Total operating expenses ....     57,608,072      60,664,146      66,623,397
                                ------------    ------------    ------------

Operating income ............      4,269,771       1,331,264       1,616,249
                                ------------    ------------    ------------

  Interest expense ..........      1,241,131       1,484,106       1,336,022
  Interest income ...........        (28,899)        (10,074)        (58,650)
  Other expense .............           --            15,600            --
  Other income ..............       (218,738)        (29,280)       (162,959)
                                ------------    ------------    ------------
                                     993,494       1,460,352       1,114,413
                                ------------    ------------    ------------
Income (loss) before
 income taxes ...............      3,276,277        (129,088)        501,836
Provision (benefit)
 for income taxes ...........        997,591         (54,554)        179,989
                                ------------    ------------    ------------

Net income (loss) ...........   $  2,278,686    $    (74,534)   $    321,847
                                ============    ============    ============

Basic earnings per share:
  Net income (loss)
   per share.................   $       0.51    $      (0.02)   $       0.07

Diluted earnings per share
 (which gives effect to the
 elimination of interest
 expense on convertible debt):
Net income (loss) per share...  $       0.51    $      (0.02)   $       0.07

Pro Forma Data:
Net income (loss) as reported.  $          -    $    (74,534)   $    321,847
Pro forma adjustment-
 elimination of goodwill
 amortization.................             -          95,764          95,764
                                ------------    ------------    ------------
Pro forma net income .........  $          -    $     21,230    $    417,611
                                ============    ============    ============

Pro forma earnings per share
 - basic and diluted
As reported...................  $          -    $      (0.02)   $       0.07
Effect of eliminating
 goodwill amortization........             -            0.03            0.02
                                ------------    ------------    ------------
Proforma......................  $          -    $       0.01    $       0.09
                                ============    ============    =============

Weighted Average Shares
 Outstanding to
 Compute Earnings Per Share:
Primary.......................    4,425,339        4,525,531       4,568,318
Effect of dilutive options
 and convertible debt.........      110,246              988           3,961
                                ------------    ------------    ------------
Diluted........................   4,535,585        4,526,519       4,572,279

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                             CFC INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      December 31,
                                         --------------------------------------
                                              2002           2001        2000
                                              ----           ----        ----
Cash flow from operating activities:
 Net income (loss) ....................   $ 2,278,686  $   (74,534) $   321,847
  Adjustments to reconcile
   net income (loss) to
   net cash provided by
   operating activities:
    Depreciation and amortization .....     3,985,760    4,117,211    4,225,701
    Deferred compensation expense .....       102,656      111,987      111,987
    Settlement of sales tax liability .      (496,594)          --           --
    Gain on sale of land and building .      (191,158)          --           --
    Deferred income taxes .............       575,595     (280,624)  (1,134,980)
    Changes in assets and liabilities:
     Accounts receivable ..............       779,433    1,407,355      (43,514)
     Inventories ......................      (208,596)     268,940   (1,230,074)
     Prepaid expenses and
      other current assets ............       217,897           --           --
     Other assets .....................       136,517     (429,105)   1,509,694
     Accounts payable .................      (251,740)     418,214       55,346
     Accrued compensation & benefits ..       707,617      (77,200)      12,728
     Accrued expenses and other current
      liabilities......................      (379,331)   2,233,619   (1,538,654)
                                           -----------  -----------  -----------
Net cash provided by operating
 activities ...........................     7,256,742    7,695,863    2,066,107
                                          -----------   -----------  -----------

Cash flows from investing activities:
  Purchases of property, plant
   and equipment.......................    (2,543,635)  (2,359,388)  (3,757,789)
  Cash paid to acquire worldwide
   holographic business rights...                   -            -   (3,532,659)
  Proceeds from sale of land
   and building......................         455,334            -            -
                                          -----------   -----------  -----------
  Net cash used in investing
   activities........................      (2,088,301)  (2,359,388)  (7,290,448)
                                          -----------   -----------  -----------

Cash flows from financing activities:
  Proceeds from revolving credit
   agreements........................       2,800,770    5,110,962    2,650,000
  Repayments of revolving credit
   agreements........................      (2,106,218)  (8,873,011)  (1,150,000)
  Proceeds from term loans...........               -    2,690,598    3,938,816
  Repayments of long-term debt.......      (2,274,618)    (663,956)  (1,992,892)
  Proceeds from issuance of
   common stock......................          59,106       73,086       64,514
  Repurchase of common stock
   for treasury shares...............        (366,822)    (520,090)    (138,320)
                                          -----------   -----------  -----------
  Net cash provided (used in)
   by financing activities...........      (1,887,782)  (2,182,411)   3,372,118
                                          -----------   -----------  -----------
Effect of exchange rate changes
 on cash and cash equivalents........         216,823     (960,340)     242,105
                                          -----------   -----------  -----------
Increase (decrease) in cash
 and cash equivalents.................      3,497,482    2,193,724   (1,610,118)

 Cash and cash equivalents
  beginning of period................       2,492,595      298,871    1,908,989
                                          -----------   -----------  -----------
 Cash and cash equivalents
  end of period......................      $5,990,077   $2,492,595    $ 298,871
                                           ==========   ==========    =========

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

                             CFC INTERNATIONAL, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY









                                                Accumu-
                                                lated
                                                other                 Total
                Class B  Additional             compre-               stock
       Common    common  paid-in    Retained    hensive  Treasury     holders'
        stock    stock   capital    earnings    income     stock      equity
        -----    -----   -------    --------    ------     -----      ------

Bal-
ance
at
12/31/
1999..$43,927 $5,130 $11,607,695 $14,225,154 $(503,445) $(1,633,171)$23,745,290

Net
income.                              321,847                            321,847
Foreign
currency
translation
adjustment......                            (1,009,962)              (1,009,962)
                                                                     -----------
Comprehensive
loss..............                                                     (688,115)
                                                                     -----------
Employee
stock
purchases..106            64,408                                         64,514

Repurchase
of
common
stock......                                                (138,320)   (138,320)
Vesting
of
restricted
shares
issued...                111,987                                        111,987
     --------- ------ ---------- ----------- ----------- ------------ ----------
Bal-
ance
at
12/31/
2000.$44,033 $5,130 $11,784,090 $14,547,001 $(1,513,407)$(1,771,491)$23,095,356

Net
(loss)                             (74,534)                             (74,534)

Foreign
currency
translation
adjustment.                                    (43,693)                 (43,693)
                                                                       ---------
Comprehensive
loss....                                                               (118,227)
                                                                     -----------

Employee
stock
pur-
chases  183              72,903                                          73,086

Repurchase
of
common
stock..                                                    (520,090)   (520,090)

Vesting
of
restricted
shares
issued...               111,987                                         111,987
     --------- ------ ---------- ----------- ----------- ------------ ----------
Bal-
ance
at
12/31/
2001.$44,216 $5,130 $11,968,980 $14,472,467 $(1,557,100)$(2,291,581) $22,642,112

Net
income..                          2,278,686                           2,278,686

Foreign
currency
translation
adjustment....                               1,654,107                1,654,107
                                                                     -----------

Comprehensive
income.....                                                           3,932,793
                                                                     -----------

Employee
stock
pur-
chases.155              58,951                                           59,106

Repurchase
of
common
                                                           (366,822)   (366,822)
Vesting of
restricted
shares
issued.........        102,656                                          102,656
     --------- ------ ---------- ----------- ----------- ------------ ----------
Bal-
ance
at
12/31/
2002. $44,371 $5,130 $12,130,587 $16,751,153   $97,007  $(2,658,403) $26,369,845
      ======= ====== =========== ===========   ======= ============ ===========


                                                        Class B
                                         Common         Common        Treasury
Number of shares                       Stock Issued      Stock          Stock
                                       ------------      -----          -----
Balance at December 31, 1999 ......      4,392,700        512,989        353,346
Employee stock purchase plan ......         10,565           --             --
Repurchase of common stock ........           --             --           21,400
                                         ---------      ---------      ---------
Balance at December 31, 2000 ......      4,403,265        512,989        374,746
Employee stock purchase plan ......         18,264           --             --
Repurchase of common stock ........           --             --          108,121
                                         ---------      ---------      ---------
Balance at December 31, 2001 ......      4,421,529        512,989        482,867
Employee stock purchase plan ......         15,546           --             --
Repurchase of common stock ........           --             --           83,000
                                         ---------      ---------      ---------
                                         ---------      ---------      ---------
Balance at December 31, 2002 ......      4,437,075        512,989        565,867
                                         =========      =========      =========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                             CFC INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  Nature of Business and Significant Accounting Policies

Nature of business and principles of consolidation. CFC International, Inc. (the "Company") formulates, manufactures and sells chemically complex, multi-layered functional coatings and sophisticated holographic technologies. Its customers are primarily companies in the consumer products and medical supply industries. One pharmaceutical customer accounted for approximately 11, 11 and 8 percent of net sales during the years 2002, 2001, and 2000, respectively. The Company believes that it has no significant concentrations of credit risk based upon its industry and geographic mix of customers.

The consolidated financial statements include the accounts of the Company's and its domestic and foreign subsidiaries. All significant intercompany transactions have been eliminated.

Reclassifications. Certain prior year amounts have been reclassified to conform to current year presentation.

Cash and cash equivalents. The Company considers all highly liquid investments with an original maturity of three months or less which are readily convertible into cash to be cash equivalents. Cash equivalents consist of overnight investments in government securities.

Inventories. Inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out (FIFO) basis. Inventory cost includes cost of raw material, labor and overhead. Provisions are made to reduce excess and obsolete inventories to their estimated net realizable value. The process for evaluating the value of excess and obsolete inventory requires the Company to make subjective judgments and estimates concerning future sales levels, quantities and prices at which such inventory will be sold in the normal course of business.

Property, plant and equipment. Property, plant and equipment are recorded at cost. The straight-line method is used to compute depreciation for financial reporting purposes. Major improvements and betterments are capitalized while maintenance and repairs that do not extend the useful life of the applicable assets are expensed as incurred. Gains and losses on the sales of equipment are included in other income and expense in the statement of operations.

Intangible Assets. Intangible assets include the excess of cost over the fair value of net assets of businesses acquired (goodwill) and holographic base coat and worldwide holographic rights. These assets are being amortized on a straight-line basis over periods of 10 to 15 years and assume no residual value. Accumulated amortization amounted to $1,479,146 and $1,195,646 at December 31, 2002 and 2001, respectively. Amortization expense was $283,500, $410,612 and $365,347 in 2002, 2001 and 2000, respectively. Beginning January 1, 2002, the Company no longer amortizes goodwill (see Note 5). Annual intangible amortization expense is expected to be $283,471,  $271,971,  $237,471,  $237,471 and $237,471 in 2003, 2004, 2005, 2006 and 2007, respectively.

During 2000, the Company acquired the worldwide rights of the holographic technology of its former joint venture partner Applied Holographics PLC for $3.6 million, financed by a nine-month non-interest installment note issued by the Company and $400,000 in cash. The note was paid in September 2000. The rights are being amortized on a straight-line basis over a 15-year period.

Revenue recognition. Under the terms of its sales agreements with customers, the Company recognizes revenue when title is transferred, generally upon product shipment. For certain transactions, which are not material, revenue is recognized upon completion of manufacturing, or upon use by the customer.

Shipping and handling costs. Shipping costs included in selling, general and administrative expenses were $608,239, $670,001 and $932,940 for the years ended December 31, 2002, 2001 and 2000, respectively. Handling costs are included in cost of goods sold.

Warranty costs. Certain return privileges exist for the possibility of sub-standard goods. Customers have a right to inspect goods within 30 days of receipt. The Company records an estimated provision for possible returns, using historical experience at the time revenue is recognized. Historically, returns have been less than 0.5% of net sales.

Advertising costs. Advertising costs are expensed as incurred. Advertising costs were approximately $108,000, $135,000 and $232,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

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

SFAS No. 123. The Company has adopted the "disclosure method" provisions of Statement of Financial Accounting Standards (SFAS No. 123) "Accounting for Stock-Based Compensation" for equity issuances to employees. As permitted by SFAS No. 123, the Company continues to recognize stock-based compensation costs under the intrinsic value base method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations.

Fair value of financial instruments. As of December 31, 2002, 2001 and 2000, the carrying amount of the Company's financial instruments approximates the estimated fair value based upon market prices for the same or similar type of financial instruments.

Use of estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Significant estimates include an assessment of the realization of future tax benefits, inventory reserves and the allowances for doubtful accounts. Actual results could differ from these estimates.

Supplemental cash flow disclosures.

                                                 For Year Ended December 31,
                                         ---------------------------------------
                                             2002           2001          2000
                                             ----           ----          ----
Cash paid during the year for:
  Interest ...........................    $1,249,803    $1,445,737    $1,336,529
  Income taxes, excluding
   refunds of $348,113
   during 2002 .......................     1,266,429       354,274     1,005,580
Non-cash transactions:
  Sales tax settlement resulting
   in reduction in obligation ........       496,594          --            --


Note 2.  Recent Accounting Pronouncements and Quarterly Restatements

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" and SFAS No. 144 ("SFAS 144"), "Impairment or Disposal of Long-Lived Assets." The adoption of SFAS No. 144 had no impact on the financial statements.

SFAS No. 142 addresses accounting and reporting for (i) intangible assets at acquisition and (ii) for intangible assets and goodwill subsequent to their acquisition. The Company's goodwill and intangible assets relate to business acquisitions, and the purchase of production processes and worldwide marketing rights related to holography and the Company's holographic products.

The following are the major classes and useful lives of the Company's intangible assets as of December 31, 2002 and 2001:


                         2002                      2001
            ---------------------------  ----------------------------
                      Accum-                         Accum-
                      ulated     Net                 ulated    Net
                      Amorti-    Book                Amorti-   Book     Useful
            Cost      zation     Value     Cost      zation    Value     Lives
            ----      ------     -----     ----      ------    -----     -----
                                                                          15
                                                                          Years
                                                                        pre-2002
                                                                          N/A
Goodwill  $1,436,456 $ 406,994 $1,029,462 $1,436,456 $406,994 $1,029,462  2002
Holo-
 graphic
 base
 coat
 processes  460,000    379,500     80,500    460,000  333,500    126,500  10
                                                                          Years
Worldwide
 holographic
 rights   3,562,059    692,652  2,869,407  3,562,059  455,152  3,106,907  15
                                                                          Years
         ----------  --------- ---------- ---------- -------- ----------  ------
Total    $5,458,515 $1,479,146 $3,979,369 $5,458,515$1,195,646$4,262,869
         ========== ========== ========== ========== ========= ==========


In conjunction with the adoption of SFAS No. 142 during fiscal 2002, management initially assessed the useful economic life for its holographic base coat process and worldwide holographic rights to have an indefinite life. However, during the third quarter, the Company concluded that amortization should continue to be recorded for those assets under SFAS No. 142. As a result, in the third quarter of 2002 the Company recorded amortization of $70,785, or $43,376 net of income taxes, and has continued to record amortization over the remaining useful life. The Company filed amended Form 10-Q/A's for the quarter ended March 31, 2002 and June 30, 2002 to reflect the amortization ($70,785 in each quarter) of these intangibles. Other than the change in the amortization life of goodwill from 15 years to indefinite, no other useful lives of intangibles were changed in connection with the adoption of SFAS No. 142. All intangible assets, other than goodwill are amortized using a straight line method and assume no residual values. Goodwill and intangibles will be reviewed for impairment on an annual basis.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 is not expected to have a material impact on the Company's cash flows, financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 is not expected to have a material impact on the Company's cash flows, financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others," which is effective for guarantees issued or modified after December 31, 2002. The Company has not provided any guarantees that falls within the scope of this pronouncement and therefore does not believe that it will have any impact on its financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which is effective for fiscal years ending after December 31, 2002. The Company intends to continue with its existing accounting policy and therefore this pronouncement will not have any impact.

Note 3.  Property, Plant and Equipment

Property, plant and equipment consist of the following:

                                                December 31,
                                        ----------------------------
                                                                      Estimated
                                            2002              2001   Useful Life
                                            ----              ----   -----------
Land ................................   $  3,593,771    $  3,322,827
Buildings ...........................      6,510,696       6,289,799    25 years
Machinery and manufacturing equipment     36,207,238      33,582,283 10-15 years
Furniture and office equipment ......      4,687,044       4,208,957  3-10 years
Construction in process .............      1,193,897         274,300
                                        ------------    ------------
                                          52,192,646     47,678,166
Less - Accumulated depreciation .....    (26,977,779)   (22,885,442)
                                        ------------    -----------
                                        $ 25,214,867    $24,792,724
                                        ============    ===========

Depreciation expense for the years ending December 31, 2002, 2001 and 2000 was $3,672,894, $3,693,427 and $3,862,587, respectively.

Note 4.  Long-Term Debt and Other Liabilities

Long-term debt consists of the following at December 31, 2002 and 2001:

                                                       2002               2001
                                                       ----               ----
Revolving credit arrangements ..............       $   750,000       $   750,000
Illinois Revenue Bonds .....................         2,805,250         3,052,416
Term Loan "A" ..............................         2,349,162         2,423,518
Term Loan "B" ..............................        14,248,093        13,263,977
Convertible Subordinated Note ..............         1,333,334         1,666,666
Note Payable ...............................              --             387,026
Other ......................................              --             590,992
                                                   -----------       -----------
                                                    21,485,839        22,134,595
Less - Current portion .....................         6,388,157         2,762,909
                                                   -----------       -----------
                                                   $15,097,682       $19,371,422
                                                   ===========       ===========

Credit Arrangements. The Company and its subsidiaries have a combination of revolving and term credit arrangements.

Revolving Credit Agreements. The Company and its subsidiaries have various revolving credit arrangements ("Credit Agreements") that provide for maximum borrowings, based upon available inventory and receivables balances, of approximately $27.6 million. Amounts available under these arrangements as of December 31, 2002 were $9.6 million. Borrowings under the credit agreements bear interest ranging from prime to 2.0% over certain bank base rates. At December 31, 2002, the weighted average interest rate on outstanding borrowings was 3.11%. The revolving credit arrangements expire at various dates beginning in 2003 through 2008. Under the main credit line, the Company is required to pay an annual fee for the unused portion at an amount equal to .125% times the daily average of the unused portion.

The Credit Agreements contain covenants which, among other things, restrict new indebtedness and dividend declarations and include a requirement of a minimum of $1,000 of pretax income and requires the Company to maintain a compensating balance and contain a subjective acceleration clause. The borrowings are collateralized by substantially all of the Company's assets. The combined debt agreement prohibits the payment of dividends.

Term Loans. Term Loan "A" is for a face amount of $2,625,000 and as of December 31, 2002, was payable in monthly principal and interest (at 7.05%) installments of $20,431 with a final principal payment of $2.2 million due on November 1, 2003.

Term Loan "B" consists of a revolver and several loans, associated with the Company's acquisition of CFC Oeser. The revolver expires on April 15, 2004, and bears interest payable monthly at a fixed rate of 6.0%, and the Company expects to renew this revolver during 2003. These various loans at December 31, 2002, have annual interest payable at their respective interest rates ranging from 5.0% to 6.25%. The term loans are payable in quarterly principal payments of $131,540. Two of the term loans require total balloon payments of $2,698,000 on March 31, 2004, which the Company anticipates rolling over.

Also included in Term Loan "B" are proceeds of a $3.2 million note issued on September 6, 2000 associated with the Company's purchase of the worldwide rights to market holographic products. The note was refinanced in the amount of $5.8 million on June 1, 2001 to fund capital expenditures. As of December 31, 2002, this portion of Term Loan "B" is payable in monthly principal installments of $60,138 plus interest at a fixed rate of 7.70%, and this portion of Term Loan "B" matures on September 18, 2005.

2003 Amendments to Bank Financings. On January 31, 2003, the Company's credit agreement with its main bank, which provides for revolving credits and the term loans, was extended to April 1, 2005. The Company's main revolving loan was also renewed through April 1, 2005. Term Loan "A" monthly principal and interest installments remain at $20,431, however the final balloon payment was extended to November 1, 2008, and the interest rate now floats at prime (4.25% at December 31, 2002) per annum. Term Loan "B" was also renewed. The prepayment penalty of $122,000 was rolled into the principal, and the monthly principal payments and interest were changed to $81,117 and the final balloon payment was extended to February 1, 2008. The interest rate was changed to float at prime (4.25% at December 31, 2002) per annum. The Company has a one time option to convert the above two loans to a fixed rate of interest.

Illinois Industrial Development Revenue Bonds. The Company received $4,005,000 of proceeds from the issuance of the bonds on June 20, 1996. The proceeds were used to fund the Company's 15,000 square foot addition to its primary production facility in the United States and the purchase of a new printing press for printed products.

The bonds require annual principal payments of $200,250 through 2007, with the principal balance payable on June 1, 2008. The bonds bear interest, payable monthly, at rates which are determined by the market and are reset weekly with the maximum annual rate being 12%. The average annual rate was 1.47%, 2.74% and 4.24% for 2002, 2001 and 2000. The interest rate at December 31, 2002 was 1.22%.

Convertible Subordinated Debt. On September 3, 1997, the Company issued a ten-year, 6% convertible subordinated note (the "Note") in the principal amount of $3,000,000. The Note is payable in nine annual principal payments of $333,333 commencing in September 1998. The Note was issued to the sellers of an acquired business. The Note is convertible, in whole or in part, at the option of the holder beginning after the first anniversary of the Note, into Common Stock of the Company at a conversion price of $14.00 per share. The Note has been callable, since September 3, 2000, at premiums starting at 102% of face value and declining thereafter. In addition, the Note is callable if the Company's stock price exceeds 110% of the conversion price for twenty consecutive days. The Company's stock price since the date of issuance of the debt has been below the conversion price and no beneficial conversion feature existed at the date of issuance. Accordingly, no portion of the proceeds from issuance was accounted for as attributable to the conversion feature. The Note agreement contains covenants that include certain financial tests, including restrictions on indebtedness.

Other debt includes amounts owed under a settlement of a sales tax dispute, which was resolved during 2002, including the forgiveness of the unpaid balance of $497,000.

On January 31, 2003, the Company's credit agreement with its main bank, which provides for revolving credits and the term loans, was extended. The Company's main revolving loan was renewed through April 1, 2005. Term Loan "A" monthly principal and interest installments remain at $20,431, however the final balloon payment was extended to November 1, 2008, and the interest rate now floats at prime (4.25% at December 31, 2002). Term Loan "B" was also renewed. A prepayment penalty of $122,000 was rolled into the principal on one of the terms loans, and the monthly principal payments and interest were changed to $81,117 and the final balloon payment of $801,574 was extended to February 1, 2008. The interest rate was changed to float at prime (4.25% at December 31, 2002). The Company has a one time option to convert the above two loans to a fixed rate of interest. The other Term Loan "B" consisting of a revolver and several term loans associated with the Company's acquisition of Oeser did not change.

Aggregate minimum principal payments for long-term debt as of December 31, 2002, after giving effect to the refinancing described above, are as follows:

2003..........................................................       $6,388,157
2004..........................................................        4,341,356
2005..........................................................        1,642,996
2006..........................................................        5,887,640
2007..........................................................          951,875
Thereafter....................................................        2,273,815
                                                               -----------------
                                                                    $21,485,839
                                                               =================

At December 31, 2002, the Company was in compliance with or has obtained waivers for the covenants of its various credit agreements.

Note 5.  Plant Backfire

In February 2002, the Company's Germany operations were negatively impacted by a backfire that limited the availability of a six-station coating press. As a result, the press operated at suboptimal levels until late summer 2002. The
Company filed a claim with its insurance carrier seeking reimbursement of damages including business interruption from margins lost due to the constraint capacity. During 2002, the Company received $451,000 for reimbursement of damages and $2.6 million for business interruption from the insurance carrier and has settled its claim. The $2.6 million of proceeds have been reflected as a reduction of costs of goods sold in the 2002 statement of operations.

Note 6.  Income Taxes

The income tax provision (benefit) consists of the following:

                                          For Year Ended December 31,
                                   2002               2001               2000
                                   ----               ----               ----
Current:
  Federal .............       $   457,764        $   353,195        $   724,332
  State ...............            14,564             88,937            153,576
  Foreign .............           (47,332)          (140,564)           437,062

Deferred ..............           572,595           (356,122)        (1,134,981)
                              -----------        -----------        -----------
                              $   997,591        $   (54,554)       $   179,989
                              ===========        ===========        ===========

The income tax provision (benefit) differs from the amounts of income tax determined by applying the applicable U.S. statutory federal income tax rate to income (loss) before taxes as a result of the following differences:

                                                    2002        2001      2000
                                                   Actual      Actual    Actual
                                                   ------      ------    ------
Statutory U.S. tax rate ....................        34.0%      (34.0)%    34.0%
Differences resulting from:
  State and local taxes ....................         2.4        (4.8)      4.8
  Effect of foreign taxes ..................         1.8        (4.5)     (4.8)
  Research & developmental credits .........        (8.4)        1.0       2.0
  Other, net ...............................         0.6         1.0       2.0
                                                    ----        ----      ----
Effective tax rate .........................        30.4%      (42.3)%    36.0%
                                                    ====        ====      ====

During 2002, the Company amended prior year tax returns and collected $218,000 from the Internal Revenue Service and $63,000 from the State of California, both for research and experimentation credits which were recorded as a reduction in the 2002 income tax provision.

Deferred tax liabilities (assets) at December 31, 2002 and 2001 consist of the following:

                                                          December 31,
                                                      2002            2001
                                                      ----            ----
Deferred tax assets:
  Foreign net operating loss
   carry forward .........................       $ 2,143,584        $ 2,058,626
  Inventory ..............................           237,500            206,000
  Employee benefits ......................           213,500            259,600
  State sales tax ........................              --              231,000
  Other ..................................           224,000            232,187
                                                 -----------        -----------
          Total ..........................         2,818,584          2,987,413

Deferred tax liabilities
  - fixed assets .........................        (2,204,321)        (2,185,717)
                                                 -----------        -----------
Net deferred tax asset ...................       $   614,263        $   801,696
                                                 ===========        ===========

The foreign net operating loss carry forwards (NOL's) totaling $5,639,000 relate to income taxation in Germany and may be carried forward to offset future taxable income in Germany. At present, the unused NOL's have no expiration dates. No valuation allowance has been provided as currently management believes that it is more likely than not that the tax benefit will be realized. However, changes in German tax laws or the results of its operations in Germany could impact this assessment in the future.

Note 7.  Commitments and Contingencies

The Company's former parent was named by government environmental agencies as a "potentially responsible party" with respect to environmental liabilities at the Fisher-Calo Superfund site in Kingsbury, Indiana in 1991. The former parent and other potentially responsible parties entered into a settlement agreement with the governmental agencies in 1991 that provides for remediation of the site and estimated the cost to be approximately $39 million based upon available facts. While the Company has been named a potentially responsible party, the former parent and the Company have reached an agreement whereby the former parent and the Company will share equally in 0.24% (or 0.12% each) of the total cost of remediation that is ultimately determined to be attributed to waste produced by the Company's former parent. There is no assurance that remediation of the Fisher-Calo site can be accomplished for $39 million. In 1992, the Company recorded a liability of approximately $300,000 related to these matters, of which approximately $50,000 was paid in 1996. In 2000, the Company revised its estimate and reduced the accrual by approximately $110,000. In January 2002, the Company made a payment of approximately $44,000 representing a progress payment for remediation of this site. At December 31, 2002, the remaining accrual is approximately $96,000, representing in management's opinion its estimate of expected future costs, based upon investigation of the quantities and types of waste disposed and the other parties involved in the remediation of this site. The adequacy of the accrued liability is reviewed periodically as additional information becomes available.

In November 2001, the Company was notified from the former parent that it may be a potential responsible party with respect to environmental liabilities at the Galaxy Superfund site in Elkton, Maryland. At this time, the Company's liability, if any, cannot be ascertained, however, management believes this will not have a material effect on the financial statements and at December 31, 2002, no reserve has been established.

During fiscal 2000, the Company reached a settlement with the State of Illinois relating to sales tax owed on purchases for the period 1992 to 1999. Pursuant to the terms of the settlement, the Company agreed to pay $738,616 plus interest evenly over a five-year period. Accruals for this matter had been established in prior years and under the terms of the settlement such accruals were reclassified to long-term liabilities. During the fiscal 2002, the State of Illinois changed its position, and revised the terms of the settlement agreement that resulted in a $497,000 reduction in the company's obligation.

At December 31, 2002, the Company has non-cancelable operating leases for which future minimum rental commitments are estimated to total $4,654,776, including $880,380 in 2003, $781,996 in 2004, $662,252 in 2005, $587,310 in 2006, $472,501
in 2007 and $1,270,336 thereafter. Rental expense under non-cancelable operating leases totaled $874,115 in 2002, $735,863 in 2001 and $889,039 in 2000.

Note 8.  Related Party Transactions

The Company purchased 50,000 shares of common stock from its former chief operating officer for $4.51 per share (fair market value) during 2002 upon the executive's departure from the Company. These shares were issued to the executive under a Restricted Stock Agreement in 1999. In addition, the Company also purchased 25,000 shares from its chief executive officer for $4.35 per share (fair market value) during 2002. All of these shares are held in treasury.

Note 9.  Allowance for Doubtful Accounts

Activity of the allowance for doubtful accounts for the years ended December 31, 2002, 2001 and 2000 are as follows:

                                Balance            Additions
                                   at   Additions  Charged To            Balance
                                Beginning  To      Costs and             at end
                                Of Year  Reserve   Expenses Deductions* Of Year
                                -------  -------   -------- ----------- -------

Year Ended December 31, 2002 ... $  583   $ --     $ 1,466   ($1,431)   $   618

Year Ended December 31, 2001 ... $  537   $ --     $ 1,258   ($1,212)   $   583

Year Ended December 31, 2000 ... $1,209   $ --     $ 1,708   ($2,380)   $   537

* Deductions represent credit memos and amounts written off.

Note 10.  Business Segment and International Operations

The Company and its subsidiaries operate in a single business segment, the formulating and manufacturing of chemically-complex, multi-layered functional coatings within this business segment, the Company produces five primary coating products, with annual sales of these products (in millions) as follows:

                                                   2002      2001        2000
                                                   ----      ----        ----
Holographic Products ....................        $  11.8   $  10.5      $  13.2
Printed Products ........................           17.7      17.5         17.5
Pharmaceutical Products
                                                    10.6      10.7          8.9
Security Products
                                                    11.3       9.4          7.9
Simulated Metal and Other
    Pigmented Products
                                                    10.5      13.9         20.7
                                                  ------    ------      -------
Total ...................................        $  61.9   $  62.0      $  68.2
                                                 =======   =======      =======

The  following  table  provides  sales  and  long-lived  asset   information  by
geographic area as of and for the years ended December 31:

                              Sales                         Long-Lived Assets
                  -----------------------------------  ------------------------
                    2002          2001          2000         2002        2001
                  ----          ----          ----         ----        ----

United States  $35,576,545  $32,369,480   $32,990,961  $18,542,961  $19,973,439
Europe          18,398,991   20,220,510    27,407,372   10,806,767    9,403,549
Other Foreign    7,902,307    9,405,420     7,841,313            -            -
               -----------  -----------   -----------  -----------  -----------
               $61,877,843  $61,995,410   $68,239,646  $29,349,728  $29,376,988
               ===========  ===========   ===========  ===========  ===========

Foreign revenue is based on the country in which the customer is domiciled.

Note 11.  International Operations and Export Sales

The Company has divisions in Europe and until April 2001 in Japan. The following data in U.S. dollars is included in the accompanying financial statements as of and for the year ended December 31:

Europe
                                   2002              2001              2000
                                   ----              ----              ----

Assets .................      $ 18,206,393      $ 14,458,243       $ 15,653,695
Liabilities
                                11,704,913         9,938,719         12,021,024
Net sales
                                18,368,991        20,220,510         27,407,372
Net income (loss) ......           316,719        (1,032,213)          (839,484)

Japan
                                       2002          2001            2000
                                       ----          ----            ----
Assets .....................      $      --        $      --        $   914,879
Liabilities ................             --               --
                                                                        179,304
Net sales ..................        509,548          536,343          1,225,358
Net income (loss) ..........         63,795           17,000           (382,013)

Export sales from U.S. operations amounted to $7,902,307, $9,405,420 and $7,841,313 in 2002, 2001 and 2000, respectively.

Note 12.  Profit Sharing Plan

The Company maintains a profit sharing 401(K) plan for the benefit of all eligible employees in the United States, as defined under the plan agreement. Eligible employees may contribute up to 18% of their compensation to the plan subject to the maximum deferral limitations established by the IRS. Employee contributions are matched by the Company at the rate of 50% on the first 4% of the employee's contribution. As a part of the 401(K) the Company can contribute a discretionary profit sharing amount. The Company made no discretionary profit sharing contributions in 2002, 2001 and 2000. The Company incurred approximately $149,400, $139,400 and $174,100 of 401(K) matching expense during 2002, 2001 and
2000, respectively.

Note 13.  Stockholders' Equity

The Company has authorized 750 shares of Voting Preferred Stock, par value $.01 per share, which has no preemptive, conversion, redemption, or exchange rights. The Voting Preferred Stock is entitled to 1,000 votes per share, annual dividends at an annual rate equal to the prime rate in effect as of the prior December 31 applied to the $500 per share exercise price and a liquidation preference of $500 per share plus any accumulated and unpaid dividends. Dividends and liquidation preference shall be applied to the purchase price per share. The Company's principal stockholder holds the only option to purchase 534 shares of voting preferred stock, subject to anti-dilution adjustments, par value $.01 per share. The option is currently exercisable, and is not transferable.


Common stock and Class B common stock have identical rights and privileges except for voting and conversion rights. Class B common stock is nonvoting, and is convertible at any time into an equal number of shares of common stock except that the conversion option is not available to any Class B common stockholder affiliated with the Company's principal common stockholder. There were no conversions in 2002, 2001 or 2000.

In 1999, the Company issued 50,000 shares of restricted stock to an officer of the Company. The value of these shares totaling $559,935 has been recorded as compensation expense over the five year vesting period.

The Company has repurchased shares of common stock from time to time. Management expects that such repurchases (classified as treasury stock) will continue to be made in the future subject to compliance with bank covenants and regulations of the Exchange.

Note 14.  Stock Option Plans

The Company has a non-qualified stock option plan for its employees and directors (the "Stock Option Plan") and a director's stock option plan for its non-employee directors (the "Director's Stock Option Plan").

Stock Option Plan. The Stock Option Plan consists of two arrangements - the "1995 Plan" and the "2000 Plan." A total of 400,000 shares of common stock are reserved for issuance under the Plans, subject to anti-dilution and adjustment provisions. No options may be granted after August 15, 2005 (1995 Plan), or after November 6, 2009 (2000 Plan). If an option expires or is terminated or cancelled unexercised, the shares related to such options are returned to total shares reserved for issuance. Options granted under the Plan have a term of ten years and generally vest over a four year period.

Information under the Company's Stock Option Plan is summarized as follows:

                                                          Price Per Share
                                                --------------------------------
                                                                      Weighted
                                     Shares          Range             Average

Balance, December 31, 1999         247,871        $ 8.50 - $15.25      $11.11
  Granted.......................    92,000       $ 5.25 - $  6.94     $  6.28
  Cancelled.....................  (178,777)       $ 5.50 - $12.75      $  9.38
  Forfeited.....................   (11,000)      $ 5.38 - $12.50      $  9.60
                                ------------    -----------------    -----------

Balance, December 31, 2000         150,094        $ 5.25 - $15.25      $7.45
  Granted.......................    68,500       $ 3.85 - $  4.20     $3.98
  Forfeited.....................   (45,948)      $ 4.20 - $10.88      $8.66
                                ------------    -----------------    -----------

Balance, December 31, 2001         172,646        $3.85 - $15.25       $11.49
  Granted.......................    67,250       $4.00 - $  4.55      $  4.52
  Forfeited.....................   (24,554)       $4.00 - $  9.50      $  8.76
                                ------------    -----------------    -----------


Balance, December 31, 2002         215,342         $3.85 - $15.25       $  9.63

Options exercisable at December 31, 2002 and 2001 were 71,380 and 58,005, respectively.

The characteristics of outstanding and of exercisable stock options under the Company's Stock Option Plan at December 31, 2002 were as follows:

                               Outstanding                      Exercisable
                     -------------------------------    ------------------------
                                         Weighted                     Weighted
Exercise Prices        Shares  Life     Avg. Price       Shares      Avg. Price
---------------        ------  ----     ----------       ------      ----------
$ 3.85 - $ 6.00      140,529    8.9      $ 4.26          22,680      $ 3.91
$ 6.01 - $10.00       17,500    7.8      $ 8.14          11,625      $ 8.30
$10.01 - $15.25       57,313    4.7      $12.33          37,075      $12.34

Director Stock Option Plan. The Company's Director Stock Option Plan consists of two arrangements - the "1995 Plan" and the "2000 Plan". A total of 100,000 shares of common stock are reserved for issuance under these Plans, subject to anti-dilution and other adjustment provisions. Options granted have a term of ten years subject to earlier termination if the optionee's service as a director terminates and vest over a four year period.

Information on stock options under the Company's Directors Stock Option Plan is summarized below:

                                                            Price Per Share
                                                    ----------------------------
                                                                      Weighted
                                      Shares             Range         Average

Balance, December 31, 1999            50,000         $5.81 - $9.50      $8.67
     Granted........................       -               -              -
                                      -------        --------------     --------

Balance, December 31, 2000            50,000         $5.81 - $9.50      $8.67
     Granted........................  40,000         $4.87              $4.87
                                      -------        --------------     --------

Balance, December 31, 2001            90,000         $4.87 - $9.50      $6.95
     Granted........................       -               -              -
                                      ------         --------------     --------

Balance, December 31, 2002            90,000         $4.87 - $9.50      $6.95
                                      ======         ==============     ========

Options exercisable at December 31, 2002 and 2001 were 55,000 and 42,500, respectively.

The characteristics of outstanding and exercisable stock options under the Directors Stock Option Plan at December 31, 2002 were as follows:

                             Outstanding                      Exercisable
                   -------------------------------    ------------------------
                                          Weighted                    Weighted
Exercise Prices     Shares      Life    Avg. Price        Shares    Avg. Price
---------------     ------      ----    ----------        ------    ----------
$4.87               40,000       8.2        $4.87         10,000        $4.87
$5.81               10,000       7.4        $5.81          5,000        $5.81
$8.75               10,000       4.6        $8.75         10,000        $8.75
$9.50               30,000       2.9        $9.50         30,000        $9.50

Options granted under the Directors Stock Option Plan and the Stock Option Plan have exercise prices equal to the fair market value of the shares on the date of grant.

The weighted average Black-Scholes values of options granted under the Director Stock Option Plan and the Stock Option Plan are estimated at the date of grant using the Black-Scholes option pricing model utilizing expected volatility calculations based on historical data of companies with similar structure and volatility over a period commensurate to the expected term of the options and risk free rates based on U.S. government strip bonds on the date of grant with maturities equal to the expected option term.

The weighted average Black Scholes value of options granted under the Directors Stock Option and Stock Option Plans and assumptions used in determining the value are as follows:

                         Directors Stock
                          Option Plan           Stock Option Plan
                        --------------------  ---------------------
                        2002     2001     2000     2002      2001      2000
                        ----     ----     ----     ----      ----      ----
Weighted average fair
value of option grants
during the year         $  -     $2.40     $  -    $1.88     $1.50     $2.51


Weighed average fair
value of all options
outstanding at year
end                     $2.58    $2.58     $3.93    $3.25    $3.87     $5.17

Assumptions:
  Volatility                -    30.00%        -    30.00%   30.00%    41.25%
  Risk free
   interest rate            -     4.33%        -     4.12%    4.08%     6.27%
  Expected lives            -     9.50 years   -  7.20 years  6 years  4 years
  Dividend rate             -        -         -        -        -         -

Had compensation cost for the Company's Option Plans been determined based upon the fair value method, as defined in SFAS No. 123, the Company's net earnings
(loss) per share would have been reduced to the pro-forma amounts indicated below:

                                                   2002       2001       2000
                                                   ----       ----       ----
Pro-forma net income (loss) (dollars in 000's)    $2,202      $ (150)    $ 349
Pro-forma earnings (loss) per share (basic)       $  0.50     $(0.03)    $0.08
Pro-forma earnings (loss) per share (diluted)     $  0.49     $(0.03)    $0.08

Note 15.  Employee Stock Purchase Plan

In August 1995, the Company's stockholders approved an Employee Stock Purchase Plan (the "Stock Purchase Plan") which is administered by a committee appointed by the Board of Directors. Pursuant to the Stock Purchase Plan, 100,000 shares of common stock are reserved for issuance, which may be offered for sale to employees through annual options. During 2002, 2001 and 2000, respectively, 15,546, 18,264 and 10,565 shares of common stock were issued pursuant to the Stock Purchase Plan. As of December 31, 2002, there were 7,401 shares available for grant under the Stock Purchase Plan. The Stock Purchase Plan is intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code. Generally, all persons who have been employed by the Company on a full-time basis for at least six months, except holders of more than 5% of the Company's common stock, are eligible to participate in the Stock Purchase Plan. The Stock Purchase Plan permits eligible employees to purchase common stock (which may not exceed the lesser of $10,000 or 10% of an employee's compensation), at 95% of the fair market value of the common stock at the grant date or purchase date, whichever is less. The shares are purchased automatically at the end of the quarter for such number as may be purchased with the accumulated payroll deductions of the employee on that date. Employees may terminate their participation in the Stock Purchase Plan at any time and participation automatically ends upon termination of employment with the Company. The Stock Purchase Plan will terminate at any time upon the discretion of the Board of Directors or when the participating employees become entitled to purchase a number of shares equal to the number of shares remaining.

Note 16. Selected annual financial data (unaudited), in thousands, except per share data

                                   Quarter Ended
               ----------------------------------------------------------------
                 12/31   09/30  06/30   03/31   12/31   09/30   06/30     03/31
                 2002    2002    2002    2002    2001    2001    2001      2001
                 ----    ----    ----    ----    ----    ----    ----      ----
Revenues.......$15,956 $16,649 $14,431 $14,842 $16,451 $14,621  $14,614  $16,310

Cost of
goods
sold
(excluding
depreciation
and
amortization)... 9,426  10,272   9,324   9,470   10,420 10,470    9,594   10,549

Operating
income
(loss) .......   1,787   1,312     421     749   1,092    (588)     163      665

Net
income
(loss) .......   1,088     675      95     422     567    (652)    (147)     157

Basic
earnings
(loss)
per share.....    0.25    0.15     0.02    0.10   0.13    (0.14)   (0.03)   0.03
Diluted
earnings
(loss)
per share...      0.25    0.15     0.02    0.10   0.13    (0.14)   (0.03)   0.03

The second and third quarters of 2001 include benefits for income taxes resulting from net losses from operations, and the reversal of tax provisions previously provided for operations incurring net losses for the year. The increase in sales in the fourth quarter of 2001 was due to the gift card business, as well as, the third and fourth quarters of 2002. The second quarter of 2002 includes the settlement of the sales tax liability. The fourth quarter of 2002 includes the majority of research and experimentation credit and volume purchase discounts earned from suppliers which the Company had previously estimated would not be earned.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
               AND FINANCIAL DISCLOSURE

None.

PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The information appearing under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held in 2003 (the "Proxy Statement"), is incorporated herein by reference.

Officers

Set forth below are the names of the executive officers and officers of the Company and its subsidiaries, their ages at December 31, 2002, the positions they hold with the Company or its subsidiaries, and summaries of their business experience. Executive officers and officers of the Company are elected by and serve at the discretion of the Board of Directors of the Company.

                   Name                      Age                  Position
Roger F. Hruby..........................      67    Chairman of the Board of
                                                     Directors, Chief Executive
                                                     Officer

Gregory M. Jehlik.......................      42    President, Chief Operating
                                                     Officer and Director

Dennis W. Lakomy........................      57    Executive Vice President,
                                                     Chief Financial Officer,
                                                     Secretary,
                                                     Treasurer and Director

Scott D. Coney..........................      36    Vice President of Operations

Mark A. Lamb............................      51    Vice President, Global
                                                     Marketing

William A. Herring......................      55    Senior Vice President of
                                                     Technology

Thomas Richards.........................      52    Vice President, Security
                                                     Sales

Friedrich Sommer........................      49    Managing Director, CFC
                                                     Europe

Edward Zelasko..........................      45    Vice President, Sales
                                                     North America


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

Gregory M. Jehlik, President, Chief Operating Officer and a Director, joined the Company in June 2002. Before joining the Company, Mr. Jehlik served from 1999 as President and Chief Operating Officer of American Engineered Components, Inc. Prior thereto, he spent 17 years with the Brady Corporation in a number of management roles including sales, marketing, general management and international operations. Mr. Jehlik earned a bachelors degree from Indiana University and a masters degree of business administration from the University of Wisconsin.

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

Scott D. Coney, Vice President of Operations, joined the Company in August 1999. Prior to joining the Company, Mr. Coney served from 1994 in various management positions with Stimsonite Corporation. Mr. Coney had been in the position of Plant Manager with Stimsonite since 1997. Mr. Coney earned a bachelors degree in Mechanical Engineering from Purdue University and a Masters of Business Administration from Loyola University of Chicago.

Mark A. Lamb, Vice President of Global Marketing joined Northern Bank Note in 1977, and has held various positions in production, sales and marketing and executive management before assuming the General Manager position at Northern Bank Note in September 1997. In 2001, Mr. Lamb also became responsible for the Company's holographic sales. In 2002, Mr. Lamb was appointed Vice President, Global Marketing. Mr. Lamb holds a B.S. Degree from Northern Illinois University and graduated from the Printing Industry of America's Executive Development Program.

William A. Herring, Senior Vice President of Technology joined the Company in June 1996 as Vice President of Operations and on July 1, 1999 became head of Research and Development. On December 31, 2001, Mr. Herring became Acting Managing Director of CFC Europe through August 31, 2002. Prior to joining the Company, Mr. Herring served from 1992 as Vice President - Manufacturing and Technology with Central Products Company, where he was responsible for three manufacturing locations and five distribution centers. Mr. Herring earned a bachelors and a masters degree from the University of Missouri in Chemical Engineering.

Thomas Richards, Vice President of Security Sales joined Northern Bank Note Company in 1972, and has held various positions in production, human resources, sales and sales management. In 2000, Mr. Richards became responsible for all security sales in North America for holographic, retail and intaglio printed products. Mr. Richards holds a B.S. Degree from Carthage College, graduated from the Printing Industry of America's Executive Development Program and the University of Chicago's Graduate School of Business strategic sales management program.

Dr. Friedrich Sommer, Managing Director of CFC Europe joined the Company in April 2002. Prior to joining the Company, Dr. Sommer held the position of Managing Director of Vereinigte Papierwarenfabriken GmbH. Dr. Sommer has a Ph.D and BSc in Chemistry from Ruhr-Universitaet-Bochum.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

William G. Brown, a director of the Company since 1995, currently is a partner of Bell, Boyd & Lloyd LLC, Chicago, Illinois, which was retained by the Company to provide services prior to fiscal 2002.

Richard Pierce, a director of the Company since 1995, currently is a member of Russell Reynolds Associates, Inc., Chicago, Illinois, which was retained by the Company to provide services in fiscal 2002.

The Company purchased 50,000 shares of common, stock from its former chief operating officer for $4.51 per share (fair market value) during 2002 upon the executive's departure from the Company. These shares were issued to the executive under a Restricted Stock Agreement in 1999. In addition, the Company also purchased 25,000 shares from Mr. Hruby for $4.35 per share (fair market value) during 2002. All of these shares are held in treasury.

Item 14.  CONTROLS AND PROCEDURES

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures upon which these financial statements and management discussion are based. Based on their evaluation, which was completed within 90 days prior to this request, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective and appropriate to ensure the correctness and completeness of this annual report. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date our evaluation was completed.

                                                                PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K

(a) (1)..Financial Statements
         Reference is made to the information set forth in Part II, Item 8 of this Report, which information is incorporated herein by reference.

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

         10.3     Stock Option Plan of the Company
         10.4     Director Stock Option Plan of the Company
         10.5     Employee Stock Purchase Plan of the Company
         10.6     Stock Option Agreement with Roger Hruby
         10.7     2000 Stock Option Plan of the Company
         10.8     2000 Director's Stock Option Plan of the Company
         10.9     Employment Letter for Gregory M. Jehlik

(b)      Reports on Form 8-K
         The Company filed no Report on Form 8-K in the fourth quarter of 2002.

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

         10.1(a) Amended and Restated Loan and Security Agreement dated May 17, 2001 between the Company and LaSalle Bank National Association, and related documents (incorporated by reference to Exhibit 10.1(a) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001).

         10.1(b) First Amendment dated January 31, 2003 to Amended and Restated Loan and Security Agreement between LaSalle National Bank National Association and the Company, and related documents (filed herewith).

         10.1(c) Eighth Amendment to Mortgage and Assignment of Rents and Leases dated as of January 31, 2003 between the Company and LaSalle National Bank National Association (filed herewith).

         10.1(d) Reimbursement Agreement dated March 19, 1999 between CFC Europe GmbH and LaSalle Bank National Association, and related documents (incorporated by reference to Exhibit 10.2(c) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31,1999); Amendment dated July 6, 2000 to Reimbursement Agreement between CFC Europe GmbH and LaSalle Bank National Association (incorporated by reference to
                  Exhibit 10.1C to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000); Amendment dated May 17, 2001 to Reimbursement Agreement between CFC Europe GmbH and LaSalle Bank National Association, and related documents (incorporated by reference to Exhibit 10.1(c) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001).

         10.2 Form of Indemnification Agreement between the Company and each of its Officers and Directors (incorporated by reference to Exhibit 10.15 to the Company's registration statement on Form S-1, Registration No. 33-96110).

         10.3 Stock Option Plan of the Company (incorporated by reference to Exhibit 10.7 to the Company's registration statement on Form S-1, Registration No. 33-96110).

         10.4 Director Stock Option Plan of the Company (incorporated by reference to Exhibit 10.8 to the Company's registration statement on Form S-1, Registration No. 33-96110).

         10.5 Employee Stock Purchase Plan of the Company (incorporated by reference to Exhibit 10.9 to the Company's registration statement on Form S-1, Registration No. 33-96110).

         10.6 Stock Option Agreement, dated August 18, 1995, between the Company and Roger F. Hruby, as amended (incorporated by reference to Exhibit 10.10 to the Company's registration statement on Form S-1, Registration No. 33-96110).

         10.7 2000 Stock Option Plan of the Company (incorporated by reference to Appendix A to the Company's Definitive Proxy Statement filed with the Commission on March 24, 2000, Commission File No. 0-27222).

         10.8 2000 Director Stock Option Plan of the Company (incorporated by reference to Appendix B to the Company's Definitive Proxy Statement filed with the Commission on March 24, 2000, Commission File No. 0-27222).

         10.9 Employment Letter dated May 7, 2002 issued by the Company to Gregory M. Jehlik (filed herewith).

         10.10(a) CFC Applied Holographics Joint Venture Agreement dated April
                  1, 1992, among the Company, CFC Management, Inc., Applied Holographics PLC, and Applied Holographics, Inc., as amended, and related Partnership Agreement, Representation Agreement, and License Agreement (incorporated by reference to Exhibit
                  10.13 to the Company's registration statement on Form S-1, Registration No. 33-96110).

         10.10(b) CFC Applied Holographics Joint Venture Termination Agreement dated November 29, 1999 among the Company, CFC Management, Inc., Applied Holographics PLC, and Applied Holographics Inc., filed herewith.

         10.11 Purchase Agreement, dated November 18, 1994, between the Company and Baxter Healthcare Corporation (incorporated by reference to Exhibit 10.14 to the Company's registration statement on Form S-1, Registration No. 33-96110); Contract renewal agreement dated as of February 15, 1998 (incorporated by reference to Exhibit
                       10.6 to the Company's Report on Form 10-K for the year ended December 31, 1998); Contract renewal agreement dated as of March 1, 2001 (filed herewith).

         14.1 CFC International, Inc. Conflicts of Interest and Business Ethics Policy (filed herewith).

         21.1     List of Subsidiaries of the Company.

         23.1     Consent of Independent Accountants.

         99.1     Certification of Chief Executive Office (filed herewith).

         99.2     Certification of Chief Financial Officer (filed herewith).

All other exhibits are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                                   SIGNATURES


Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 21, 2003.

                           CFC INTERNATIONAL, INC.

                           By:         /s/  ROGER F. HRUBY
                          -----------------------------------
                                 Roger F. Hruby
                                 Chairman of the Board of Directors,
                                 Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 21, 2003.

      Signature                                           Title

 Principal Executive Officer:


     /s/ ROGER F. HRUBY
-----------------------------------------    Chairman of the Board of Directors,
Roger F. Hruby                               Chief Executive Officer


Principal Financial/Accounting Officer:


     /s/ DENNIS W. LAKOMY                     Executive Vice President,
----------------------------------------      Chief Financial Officer,
Dennis W. Lakomy                              Secretary, Treasurer and Director


    A Majority of the Directors:


     /s/ ROGER F. HRUBY                                              Director
-------------------------------------------
Roger F. Hruby


     /s/ WILLIAM G. BROWN                                             Director
----------------------------------------
William G. Brown


     /s/ ROBERT B. COVALT                                             Director
------------------------------------
Robert B. Covalt


     /s/ GREGORY M. JEHLIK                                            Director
-----------------------------------------
Gregory M. Jehlik


     /s/ DENNIS W. LAKOMY                                             Director
----------------------------------------
Dennis W. Lakomy


     /s/ RICHARD PIERCE                                               Director
-------------------------------------------
Richard Pierce


     /s/ DAVID D. WESSELINK                                            Director
---------------------------------------
David D. Wesselink

                                 Certifications


     I, Roger F. Hruby, Chairman of the Board and Chief Executive Officer, certify that:

     1. I have reviewed this annual report on Form 10-K of CFC International, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 21, 2003

        /s/
        Roger F. Hruby
        ------------------------------------------------------
        Roger F. Hruby
        Chairman of the Board,
        Chief Executive Officer

                                 Certifications


     I, Dennis W. Lakomy, Executive Vice President, Chief Financial Officer, certify that:

     1. I have reviewed this annual report on Form 10-K of CFC International, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 21, 2003




        /s/  Dennis W. Lakomy
        ------------------------------------------------------
        Dennis W. Lakomy
        Executive Vice President,
        Chief Financial Officer