Form 10-K/A
period 2002-12-31
CFC INTERNATIONAL INC
filed 2003-03-31
CIK 949859

===============================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A

                                (Amendment No. 1)

[ X  ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE
         ACT OF 1934

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

                                INTRODUCTORY NOTE


     This Amendment No. 1 on Form 10-K/A (the "Amendment") is being filed solely for the purpose of correcting the incorporation cross references to Exhibits 10.10(b) and 10.11 and including Exhibits 21.1 (Subsidiaries) and 23.1 (Consent of Independent Accountants), which exhibits were inadvertently omitted from the original filing of the Form 10-K. This Amendment does not reflect events occurring after the filing of the original Form 10-K, or modify or update the disclosures therein in any way other than as required to provide the certifications and exhibits set forth below.

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

       10.1(b) First Amendment dated January 31, 2003 to Amended and Restated Loan and Security Agreement between LaSalle National Bank National Association and the Company, and related documents.*

       10.1(c) Eighth Amendment to Mortgage and Assignment of Rents and Leases dated as of January 31, 2003 between the Company and LaSalle National Bank National Association.*

       10.1(d) Reimbursement Agreement dated March 19, 1999 between CFC Europe GmbH and LaSalle Bank National Association, and related documents (incorporated by reference to Exhibit 10.2(c) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31,1999); Amendment dated July 6, 2000 to Reimbursement Agreement between CFC Europe GmbH and LaSalle Bank National Association (incorporated by reference to
                Exhibit 10.1C to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000); Amendment dated May 17, 2001 to Reimbursement Agreement between CFC Europe GmbH and LaSalle Bank National Association, and related documents (incorporated by reference to Exhibit 10.1(c) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001).

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

       10.9 Employment Letter dated May 7, 2002 issued by the Company to Gregory M. Jehlik.*

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

       10.10(b) CFC Applied Holographics Joint Venture Termination Agreement dated November 29, 1999 among the Company, CFC Management, Inc., Applied Holographics PLC, and Applied Holographics Inc. (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31,
                2000).

       10.11 Purchase Agreement, dated November 18, 1994, between the Company and Baxter Healthcare Corporation (incorporated by reference to Exhibit 10.14 to the Company's registration statement on Form S-1, Registration No. 33-96110); Contract renewal agreement dated as of February 15, 1998 (incorporated by reference to Exhibit
                10.6 to the Company's Report on Form 10-K for the year ended December 31, 1998); Contract renewal agreement dated as of March 1, 2001 (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).


       14.1 CFC International, Inc. Conflicts of Interest and Business Ethics Policy.*

       21.1     List of Subsidiaries of the Company (filed herewith).

       23.1     Consent of Independent Accountants (filed herewith).

       99.1     Certification of Chief Executive Officer.*

       99.2     Certification of Chief Financial Officer.*

All other exhibits are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     *Incorporated by reference to the indicated exhibit in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 21, 2003.

                                   SIGNATURES


Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2003.


                         CFC INTERNATIONAL, INC.

                         By:         /s/  ROGER F. HRUBY
                                     -----------------------------------
                                     Roger F. Hruby
                                     Chairman of the Board of Directors,
                                     Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 2003.

        Signature                                       Title
        ---------                                       -----

Principal Executive Officer:


/s/ ROGER F. HRUBY                          Chairman of the Board of Directors,
------------------------------              Chief Executive Officer
Roger F. Hruby


Principal Financial/Accounting Officer:


/s/ DENNIS W. LAKOMY                        Executive Vice President,
-------------------------------             Chief Financial Officer,
Dennis W. Lakomy                            Secretary, Treasurer and Director





                                 Certifications
                                 --------------


        I, Roger F. Hruby, Chairman and Chief Executive Officer, certify that:

        1. I have reviewed this annual report on Form 10-K/A of CFC International, Inc.;

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

Date:  March 31, 2003


                            /s/            Roger F. Hruby
                            -----------------------------
                            Roger F. Hruby
                            Chairman, Chief Executive Officer

                                 Certifications
                                 --------------


        I, Dennis W. Lakomy, Executive Vice President, Chief Financial Officer, certify that:

       1. I have reviewed this annual report on Form 10-K/A of CFC International, Inc.;

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

Date:  March 31, 2003

                               /s/              Dennis W. Lakomy
                               ---------------------------------
                               Dennis W. Lakomy
                               Executive Vice President,
                               Chief Financial Officer