Form 10-Q
period 2003-03-31
CFC INTERNATIONAL INC
filed 2003-04-29
CIK 949859

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q


(Mark One)
         X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended March 31, 2003

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        ----    SECURITIES EXCHANGE ACT OF 1934

                For the transition from             to
                                        -----------    -----------

                           Commission File No. 027222

                             CFC INTERNATIONAL, INC.

             (Exact name of Registrant as specified in its charter)

              DELAWARE                                    36-3434526
             (State or other jurisdiction of              (I.R.S. Employer
             incorporation or organization)               Identification No.)

                500 State Street, Chicago Heights, Illinois 60411

         Registrant's telephone number, including
         area code:                                       (708) 891-3456



Indicated by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

           YES  ( X )                                  NO  (     )

As of April 29, 2003, the Registrant had issued and outstanding 3,877,919 shares of Common Stock, par value $.01 per share, and 512,989 shares of Class B Common Stock, par value $.01 per share.

                             CFC INTERNATIONAL, INC.

                               INDEX TO FORM 10-Q




                                                               Page
                                                               ----

Part I - Financial Information:

  Item 1 - Financial Statements

    Consolidated Balance Sheets - March 31, 2003 and
      December 31, 2002....................................      5

    Consolidated Statements of Income for the three months
      ended March 31, 2003 and March 31, 2002..............      6

    Consolidated Statements of Cash Flows for the
      three months ended March 31, 2003
      and March 31, 2002...................................      7

    Notes to Consolidated Financial Statements.............   8-11

 Item 2 - Management's Discussion and Analysis of
 Financial Condition and Results of Operations.............  11-14

 Item 3 - Quantitative and Qualitative Disclosures
 About Market Risk.........................................     15

 Item 4 - Controls and Procedures..........................     15

Part II - Other Information:

 Item 6 - Exhibits and Reports on Form 8-K.................     16

   Signatures..............................................     17

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

The risks included here are not exhaustive. The Company operates in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for the Company to predict all such risk factors, nor can the Company assess the impacts of all such risk factors on its business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. The Company has no obligation to revise or update these forward-looking statements to reflect events or circumstances that arise after April 24, 2003 or to reflect the occurrence of anticipated events.

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

                                     Part I
                          Item 1. Financial Statements

                             CFC INTERNATIONAL, INC.
                         CONSOLIDATED BALANCE SHEETS AT
                      MARCH 31, 2003 AND DECEMBER 31, 2002

                                                     March 31,     December 31,
                                                        2003           2002
                                                        ----           ----
                                                    (Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents ......................     $ 5,630,725    $ 5,990,077
Accounts receivable, less allowance
  for doubtful accounts of $967,000 (2003)
  and $618,000 (2002) ..........................      10,335,682      8,996,995

Inventories:
  Raw materials ................................       3,031,301      3,234,290
  Work in process ..............................       1,732,778      1,690,762
  Finished goods ...............................       5,315,853      5,887,549
                                                     -----------    -----------

                                                      10,079,932     10,812,601
Prepaid expenses and other
  current assets................................         991,461        638,571
Deferred income tax assets......................         761,724        675,000
                                                     -----------    -----------
  Total current assets .........................      27,799,524     27,113,244
                                                     -----------    -----------
Property, plant and equipment, net .............      25,554,838     25,214,867
Deferred income tax assets .....................       2,143,584      2,143,584
Intangible assets, net .........................       3,908,494      3,980,000
Other assets ...................................         137,044        154,861
                                                     -----------    -----------
  Total assets .................................     $59,543,484    $58,606,556
                                                     ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt...............     $ 7,336,794    $ 6,388,157
Accounts payable................................       3,165,803      3,158,400
Accrued compensation and benefits...............       1,291,950      1,862,138
Accrued expenses and other current liabilities..       3,638,626      3,526,013
                                                     -----------    -----------
  Total current liabilities.....................      15,433,173     14,934,708
Deferred income tax liabilities.................       2,204,321      2,204,321
Long-term debt, net of current portion..........      15,071,225     15,097,682
                                                     -----------    -----------
    Total liabilities...........................      32,708,719     32,236,711
                                                     -----------    -----------

STOCKHOLDERS' EQUITY:
Voting Preferred Stock, par value
  $.01 per share, 750 shares authorized,
  no shares issued and outstanding..............              -               -
Common stock, $.01 par value, 10,000,000
  shares authorized; shares issued of
  4,440,048 (2003) and 4,437,075 (2002).........         44,402          44,371
Class B common stock, $.01 par value,
  750,000 shares authorized; 512,989 shares
  issued and outstanding .......................          5,130           5,130
Additional paid-in capital......................     12,141,855      12,130,587
Retained earnings...............................     16,997,571      16,751,153
Accumulated other comprehensive income .........        304,210          97,007
                                                     -----------    -----------
                                                     29,493,168      29,028,248
Less - 565,867 treasury shares of
  common stock, at cost.........................     (2,658,403)     (2,658,403)
                                                     -----------    -----------
                                                     26,834,765      26,369,845
  Total liabilities and stockholders' equity....   $ 59,543,484    $ 58,606,556
                                                   ============    =============

         The accompanying notes are an integral part of the consolidated financial statements.

                             CFC INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002


                                                   Three Months Ended March 31,
                                                      2003              2002
                                                      ----              ----
                                                           (Unaudited)

Net sales ..................................     $ 15,709,847      $ 14,841,680
                                                 ------------      ------------
Cost of goods sold (excluding
  depreciation and amortization
  below) ...................................       10,179,940         9,469,565
Selling, general and administrative
  expenses .................................        3,308,203         3,207,243
Research and development expenses ..........          529,181           513,361
Depreciation and amortization expense ......        1,078,294           902,709
                                                 ------------      ------------
Total operating expenses ...................       15,095,618        14,092,878
                                                 ------------      ------------

Operating income ...........................          614,229           748,802

Interest expense ...........................          266,991           329,815
Other income ...............................           (7,320)         (200,419)

Income before income taxes .................          354,558           619,406
Provision for income taxes .................          108,140           197,500

Net income .................................     $    246,418      $    421,906
                                                 ============      ============


Basic earnings per share.....................    $    0.06         $    0.10

Diluted earnings per share...................    $    0.06         $    0.10


         The accompanying notes are an integral part of the consolidated financial statements.

                             CFC INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                        2003           2002
                                                        ----           ----
                                                           (Unaudited)
Cash flows from operating activities:
  Net income ...................................   $   246,418    $   421,906
    Adjustments to reconcile net income to
    net cash provided by operating activities:
       Depreciation and amortization ...........     1,209,549        902,709
       Deferred income taxes ...................       306,367        (31,993)
       Gain on sale of land and building .......          --         (191,158)
       Changes in assets and liabilities:
         Accounts receivable, net ..............    (1,206,623)       692,896
         Inventories, net ......................       876,737         30,873
         Other current assets ..................      (525,800)      (198,611)
         Other assets ..........................        17,817           --
         Accounts payable ......................       (22,632)      (217,774)
         Accrued compensation and benefits .....      (688,399)       117,903
         Accrued expenses and other
          current liabilities ..................      (194,081)      (103,337)
                                                   -----------    -----------
Net cash provided by operating activities ......   $    19,353    $ 1,423,414
                                                   -----------    -----------
Cash flows from investing activities:
  Purchase of property, plant and equipment ....      (858,585)      (264,168)
  Proceeds from sale of land and building ......          --          455,334
                                                   -----------    -----------
Net cash (used in) provided by
  investing activities .........................      (858,585)       191,166
                                                   -----------    -----------
Cash flows from financing activities:
  Proceeds from revolving loan .................       779,089        693,007
  Repayments of revolving loan .................        (3,261)      (628,745)
  Proceeds from term loan ......................       122,545           --
  Repayments of term loans .....................      (361,915)      (419,834)
  Issuance of common stock .....................        11,298         17,138
  Repurchase of common stock for treasury shares          --         (137,100)
                                                   -----------    -----------
Net cash provided by (used in)
  financing activities .........................       547,756       (475,534)
                                                   -----------    -----------
Effect of exchange rate changes on cash
  and cash equivalents .........................       (67,876)       (44,776)
                                                   -----------    -----------
(Decrease) increase in cash and
  cash equivalents .............................      (359,352)     1,094,270

Cash and cash equivalents:
Beginning of period ............................     5,990,077      2,492,595
                                                   -----------    -----------
End of Period ..................................   $ 5,630,725    $ 3,586,865
                                                   ===========    ===========

         The accompanying notes are an integral part of the consolidated financial statements.

                             CFC INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2003 AND 2002
                                   (Unaudited)


Note 1.  Basis of Presentation

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of CFC International, Inc. (the Company), and its wholly-owned subsidiaries, as of March 31, 2003 and December 31, 2002, the consolidated results of income for the three months ended March 31, 2003 and 2002, and consolidated statements of cash flows for the three months ended March 31, 2003 and 2002.

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

Note 2.  Earnings Per Share

                                  March 31, 2003              March 31, 2002
                             -------------------------  ------------------------
                                                  Per                       Per
                             Income     Shares   Share  Income    Shares   Share
                             ------     ------   -----  ------    ------   -----

Basic Earnings per Share... $246,418  4,386,146  $.06  $421,906  4,459,313  $.10
Effect of Dilutive
 Securities:
 Options exercisable.......               6,174                      1,335
 Convertible debt..........   12,000     95,237          15,000    119,047
                            --------  ---------        --------  ---------
Diluted Earnings per Share. $258,418  4,487,557  $.06  $436,906  4,579,695  $.10
                            ========  =========        ========  =========

Note 3.  Business Segments and International Operations

The Company and its subsidiaries operate in a single business segment, which is the formulating and manufacturing of chemically complex, multi-layered functional coatings. The Company produces five primary types of coating products. Net sales (in millions) for each of these products for the three months ended March 31, 2003 and 2002 were as follows:

                                                  2003                2002
                                           ------------------   ---------------
                                            Net                   Net
                                           Sales          %      Sales       %
Holographic Products                       $ 3.2        20.2     $ 2.4     16.0
Printed Products                             4.8        30.8       4.9     33.2
Pharmaceutical Products                      3.0        19.1       2.8     18.9
Security Products                            1.8        11.2       2.0     13.5
Specialty Pigmented &
  Other Simulated Metal Products             2.9        18.7       2.7     18.4
                                           -----       -----     -----    -----
Total                                      $15.7       100.0     $14.8    100.0
                                           =========   =====     =====    =====

The following is sales by geographic area for the three months ended March 31, 2003 and 2002 and long-lived asset information as of March 31, 2003 and December 31, 2002:

Sales (In Thousands)                              2003                 2002
                                              -------------        ------------
United States                                 $ 7,281               $ 8,093
Europe                                          6,248                 4,812
Other Foreign                                   2,181                 1,937
                                              -------------        ------------
Total                                         $15,710               $14,842
                                              =============        ============

Long-Lived Assets (In Thousands)                  2003                2002
(In Thousands)
                                              -------------        ------------
United States                                 $18,102               $18,543
Europe                                         11,498                10,807
                                              -------------        ------------
Total                                         $29,600               $29,350
                                              =============        ============

Europe and other foreign revenue are based on the country in which the customer is domiciled.

Note 4.  Quarterly Restatements

In conjunction with the adoption of SFAS No. 142 during fiscal 2002, management initially assessed the useful economic life for its holographic base coat process and worldwide holographic rights to have an indefinite life. However, during the third quarter of 2002, the Company concluded that amortization should continue to be recorded for those assets under SFAS No. 142. As a result, in the third quarter of 2002 the Company recorded amortization of $70,785, or $43,376 net of income taxes, and has continued to record amortization over the remaining useful life. The Company filed amended Form 10-Q/A's for the quarter ended March 31, 2002 and June 30, 2002 to reflect the amortization ($70,785 in each quarter) of these intangibles. Other than the change in the amortization life of goodwill from 15 years to indefinite, no other useful lives of intangibles were changed in connection with the adoption of SFAS No. 142. All intangible assets, other than goodwill are amortized using a straight line method and assume no residual values. Goodwill and intangibles are reviewed for impairment on an annual basis.

Note 5.  Comprehensive Income

The Company's total comprehensive income was as follows:

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                           2003       2002
                                                           ----       ----
Net income.............................................. $246,418  $421,906
Plus (minus) foreign currency translation adjustment....  207,203  (318,225)
                                                         --------  ---------
Total comprehensive income...............................$453,621  $103,681
                                                         ========  =========


Note 6.  Contingencies

From time to time, the Company is subject to legal proceedings and claims which arise in the normal course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not have a material adverse effect on the Company's consolidated financial condition, results of operations or cash flows.

Note 7.  Derivative Instruments

On April 4, 2003, the Company executed two interest rate swap agreements to fix the interest rates on the Company's U.S. term loans. The Company entered into these agreements to reduce the risk of adverse changes in variable interest rates. The notional amounts were $4,606,324 (with a fixed rate of 4.43%), and $2,303,840 (with a fixed rate of 4.82%) on April 4, 2003. The swap agreements terminate on January 31, 2008. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. These derivatives do not qualify for hedge accounting and accordingly, the Company will record these derivative instruments and the associated assets or liabilities at their fair values with the related gains or losses recorded as other income or expense in the consolidated statements of income.

Note 8.  Supplemental Pro Forma Information

The Company currently accounts for stock based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Had the Company accounted for stock based compensation in accordance with Statement of Financial Accounting Standards No. 123 (SFAS No. 123) "Accounting for Stock-Based Compensation," the Company would have reported the following pro forma amounts for the quarter ended March 31, 2003 and March 31, 2002:

                                                 2003         2002
                                                 ----         ----

Net income as reported........................  $246,418    $421,906
Pro forma adjustment - additional
  compensation expense had
  SFAS No. 123 been adopted, net of tax.......   (14,945)    (19,256)
                                                ---------   ---------
Pro forma net income..........................  $231,973    $402,650
                                                =========   =========

Basic and diluted earnings per share
  as reported.................................  $0.06       $0.10
Pro forma effect of compensation expense......  (0.01)      (0.01)
                                                ---------   ---------
Pro forma basic and diluted earnings
  per share...................................  $0.05       $0.09
                                                =========   =========

Note 9.  Plant Backfire

In February 2002, the Company's Germany operations were negatively impacted by a backfire that limited the availability of a six-station coating press. As a result, the press operated at suboptimal levels until late summer 2002. The
Company filed a claim with its insurance carrier seeking reimbursement of damages including business interruption from margins lost due to the constraint capacity. During 2002, the Company received $451,000 for reimbursement of damages and $2.6 million for business interruption from the insurance carrier and has settled its claim. The $347,000 of proceeds has been reflected as a reduction of costs of goods sold in the first quarter 2002 statement of operations.

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

The Company's cost of goods sold reflects all direct product costs and direct labor, quality control, shipping and receiving, maintenance, process engineering and plant management, and excludes depreciation and amortization which are shown separately. Selling, general and administrative expenses are primarily composed of sales representatives' salaries and related expenses, commissions to sales representatives, advertising costs, management compensation, and audit and legal expense. Research and development expenses include salaries of technical personnel and experimental materials.

Results of Operations
---------------------

The following table sets forth, certain items from the Company's consolidated financial statements as a percentage of net sales for the periods presented:

                                       Three Months Ended
                                            March 31,
                                       ----------------
                                         2003   2002
                                         ----   ----
                                          (Unaudited)

Net sales ...........................   100.0%  100.0%
                                        ------  ------

Cost of goods sold ..................    64.8    63.8
Selling, general and administrative..    21.0    21.6
Research and development ............     3.4     3.5
Depreciation and amortization .......     6.9     6.1
                                        ------  ------

Total operating expenses ............    96.1    95.0
                                        ------  ------
Operating income ....................     3.9     5.0
Interest expense ....................     1.6     2.2
Other income ........................      --    (1.3)
                                        ------  ------
Income before taxes .................     2.3     4.1
Provision for income taxes ..........     0.7     1.3
                                        ------  ------
Net income ..........................     1.6%    2.8%
                                        ======  ======

Quarter Ended March 31, 2003 Compared to Quarter Ended March 31, 2002
---------------------------------------------------------------------

Net sales for the quarter ended March 31, 2003 increased 5.8% to $15.7 million, from $14.8 million for the quarter ended March 31, 2002. The Euro strengthened 23% compared to the U.S. dollar, and as a result sales increased approximately $1.1 million in the first quarter of 2003. In addition, strong European holographic security sales accounted for an increase of $500,000. These increases were offset by weak domestic sales in printed products and weaker security sales, each as described below. Holographic product sales increased 33.5% to $3.2 million for the quarter ended March 31, 2003, compared to $2.4 million for the quarter ended March 31, 2002. This increase is primarily due to strong demand in both holographic security products in Europe and domestic packaging. Printed product sales decreased 1.7% to $4.8 million, from $4.9 million primarily due to soft domestic printed products markets. Pharmaceutical product sales increased 6.9% to $3.0 million for the quarter ended March 31, 2003, from $2.8 million for the quarter ended March 31, 2002. Pharmaceutical product sales increased primarily in Europe in anticipation of the war in Iraq. Security product (mag stripe, signature panels, and tipping products for credit cards, intaglio-printed products and gift cards) sales decreased 11.8% to $1.8 million, from $2.0 million. This decrease was primarily a result of sales of gift card products to a major retailer ordered in 2001 that were not shipped until the first quarter of 2002. Gift card orders in the fourth quarter of 2002 were all shipped in 2002; therefore there was no comparable spillover in 2003. Sales of specialty pigmented and other simulated metal products increased 7.3% to $2.9 million, from $2.7 million, primarily due to the back fire in Germany that constrained European capacity beginning in February 2002.

Cost of goods sold for the quarter ended March 31, 2003 increased 7.5% to $10.2 million, from $9.5 million for the quarter ended March 31, 2002. This increase was primarily due to the increase in sales. The cost of goods sold as a percentage of net sales for the quarter ended March 31, 2003 increased to 64.8% from 63.8% for the quarter ended March 31, 2002 primarily due to the business interruption insurance proceeds of $347,000 received in March 2002, which was recorded as a reduction in cost of goods sold.

Selling, general, and administrative expenses for the quarter ended March 31, 2003 increased 3.1% to $3.3 million from $3.2 million for the quarter ended March 31, 2002. This increase is due primarily to the strength of the Euro against the U.S. dollar. As a percent of net sales these costs were 21.0% for the quarter ended March 31, 2003, and 21.6% for the quarter ended March 31, 2002. The decrease in percentage is due to the higher sales volume.

Research and development expenses for the quarter ended March 31, 2003 increased 3.1% to $529,000 from $513,000 for the quarter ended March 31, 2002. Research and development expenses for the quarter ended March 31, 2003 decreased as a percentage of net sales, to 3.4% from 3.5% for the quarter ended March 31, 2002. This decrease in percentage was due to the higher sales volume.

Depreciation and amortization expenses for the quarter ended March 31, 2003 increased 19.5% to $1.1 million from $0.9 million for the quarter ended March 31, 2002. This increase was primarily due to the depreciation on additional fixed assets, and the strength of the Euro in translation of European depreciation. Depreciation and amortization expense as a percentage of net sales for the quarter ended March 31, 2003, increased to 6.9% from 6.1% for the quarter ended March 31, 2002 for the same reasons.

Total operating expenses for the quarter ended March 31, 2003 increased 7.1% to $15.1 million from $14.1 million for the quarter ended March 31, 2002. This increase in total operating expenses is primarily due to higher cost of sales caused by an increase in sales and the strength of the Euro against the U.S. dollar. Total operating expenses for the quarter ended March 31, 2003 increased as a percentage of net sales to 96.1% from 95.0% for the quarter ended March 31, 2002. This increase is due to the reasons noted above.

Operating income for the quarter ended March 31, 2003 decreased 18.0% to $614,000, from $749,000 for the quarter ended March 31, 2002. The decrease in operating income is due primarily due to the reasons noted above. Operating income for the quarter ended March 31, 2003 decreased as a percentage of net sales to 3.9% from 5.0% for the quarter ended March 31, 2002. This decrease is due primarily to the reasons noted above.

Interest expense for the quarter ended March 31, 2003 decreased 19.0% to $267,000, from $330,000 for the quarter ended March 31, 2002. This decrease was due primarily to lower rates of interest on the Company's debt due to the new loan agreement put in place on January 31, 2002.

Other income for the quarter ended March 31, 2003 decreased to $7,000 from $200,000 for the quarter ended March 31, 2002. This decrease is a result of the income on the one-time event of the sale of an older manufacturing site in Goppingen, Germany included in the prior year's quarter.

The effective income tax rate for the quarter ended March 31, 2003 is 30.5% versus 31.9% for the same period in 2002. The primary reasons for the differences are due to the effects of income tax rates on foreign income and certain tax credits and permanent differences in the United States.

Net income for the quarter ended March 31, 2003 decreased 41.6% to $246,000, from $422,000 for the quarter ended March 31, 2002. This decrease in net income was due primarily to the factors as discussed above.

Liquidity and Capital Resources
-------------------------------

The Company's working capital increased by $0.2 million during the quarter. The primary reasons were an increase of $1.3 million in customer receivables (due in large part to seasonally lower sales in December 2002 compared to higher sales in March 2003), and an increase of $0.4 million in prepaid and an increase in deferred assets of $0.1 million, offset by an increase in current liabilities of $0.5 million (composed of an increase in short-term borrowings of $1.0 million (due primarily to the strength of the Euro), which was reduced by payment of year-end incentives), and a decrease of $0.4 million in cash, and by a decrease of $0.7 million in inventories.

2003 Amendments to Bank Financings. On January 31, 2003, the Company's credit agreement with its main bank, which provides for revolving credits and two term loans, was extended to April 1, 2005. The Company's main revolving loan was also renewed through April 1, 2005. Term Loan "A" monthly principal and interest installments remain at $20,431, however the final balloon payment was extended to November 1, 2008, and the interest rate now floats at prime (4.25% at December 31, 2002) per annum. Term Loan "B" was also renewed. The prepayment penalty of $122,000 was rolled into the principal, and the monthly principal payments and interest were changed to $81,117 and the final balloon payment was extended to February 1, 2008. The interest rate was changed to float at prime (4.25% at December 31, 2002) per annum. The Company had a one time option to convert the above two loans to a fixed rate of interest. On April 4, 2003, the Company locked in Term Loan "A" at a fixed interest rate of 4.43%, and Term Loan "B" at a fixed interest rate of 4.82% utilizing swap agreements.

At March 31, 2003, the Company had available $10.4 million under the revolving credit agreement maintained with the Company's primary bank. This agreement, which expires April 1, 2005, is collateralized by the Company's trade accounts receivables and inventories. The Company believes that the net cash provided by operating activities and amounts available under the revolving credit agreement are sufficient to finance the Company's growth and future capital requirements. The Company does not have any material commitments to purchase capital assets as of March 31, 2003.

The Company's cash provided by operations decreased $1.4 million during the first quarter of 2003. The primary reasons were an increase of $2.0 million in operating net assets plus a decrease in net income of $0.2 million offset by an increase of $0.3 million in deferred tax assets, plus an increase of $0.3 million in depreciation and amortization, plus $0.2 million for the gain on the sale of land and building in 2002.

Euro Conversion
---------------

Member countries of the European Union have established fixed conversion rates between their existing currencies ("legacy currencies") and one common currency, the Euro. Since January 1, 2002, the new Euro-denominated notes and coins are in circulation and legacy currencies have been withdrawn from circulation. The Company has a manufacturing facility located in a member country (Germany), and the conversion to the Euro has eliminated currency exchange rate risk for transactions among the member countries, which for the Company primarily consists of payments to suppliers. In addition, because the Company uses foreign-denominated debt to meet its financial requirements and to reduce its foreign currency risks, certain of these financial instruments are denominated in Euro to finance European activities. The Company addressed all issues involved with converting to the new currency, and the conversion did not have a significant impact on its financial position, results of operations or cash flows. At March 31, 2003, the Company had total assets of $19.8 million and net assets of $6.6 million invested in Europe.

       Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not use derivative financial instruments to address currency or commodity pricing risks. The following methods and assumptions were used to estimate the fair value of each class of financial instruments held by the Company for which it is practicable to estimate that value. The carrying amount of cash equivalents approximates their fair value because of the short maturity of those instruments. The estimated fair value of accounts receivable approximated its carrying value at March 31, 2003 and December 31, 2002 based upon analysis of their collectability and net realizable value. The estimated fair value of the Company's long-term debt approximated its carrying value at March 31, 2003 and December 31, 2002, based upon market prices for the same or similar type of financial instrument. The Company minimizes its exposure to the impact of fluctuation in foreign exchange rates in situations for certain sales for products sold in Europe but manufactured in the U.S. through the movement of production of those products to Europe. There are no other activities of the Company where management believes exchange rates have a material impact with respect to the underlying transactions. In January 2003, the Company renewed its main loan agreements. The two main domestic loans, Term Loan A and Term Loan B were renewed at a floating prime rate of interest with a one-time option to lock in a fixed rate of interest. The Company exercised its option to convert to a fixed rate of interest on Term Loan A at 4.82% on the principle balance of $2,303,840, and Term Loan B at 4.43% on the principle balance of $4,606,324 on April 4, 2003.

Item 4.  CONTROLS AND PROCEDURES

Disclosure controls and procedures are the Company's controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures upon which these financial statements and management discussion are based. Based on their evaluation, which was completed within 90 days prior to this report, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective and appropriate to ensure the correctness and completeness of this annual report. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date our evaluation was completed.

                           Part II - Other Information

Item 6 - Exhibits and Reports on Form 8-K

a.      Exhibits

        99.1 Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        99.2 Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.      Reports on Form 8-K
        Other than previously reported, no reports on Form 8-K were filed in the three month period ended March 31, 2003.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 29, 2003.


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

Date:  April 29, 2003


                         /s/___________________Roger F. Hruby
                            Roger F. Hruby
                            Chairman, Chief Executive Officer

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

Date:  April 29, 2003


                           /s/___________________Dennis W. Lakomy
                               Dennis W. Lakomy
                               Executive Vice President,
                               Chief Financial Officer