Form 10-Q
period 2003-06-30
CFC INTERNATIONAL INC
filed 2003-07-29
CIK 949859

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q


(Mark One)
    X             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934
                               For the quarterly
                           period ended June 30, 2003

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
  -----           SECURITIES EXCHANGE ACT OF 1934

                  For the transition from           to
                                          --------      --------

                           Commission File No. 027222

                             CFC INTERNATIONAL, INC.

             (Exact name of Registrant as specified in its charter)

                     DELAWARE                                  36-3434526
        (State or other jurisdiction of                    (I.R.S. Employer
         incorporation or organization)                     Identification No.)

                500 State Street, Chicago Heights, Illinois 60411

         Registrant's telephone number, including
         area code:                                        (708) 891-3456



Indicated by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            YES  ( X )                                  NO  (    )

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.

            YES  (    )                                 NO  ( X )

As of July 29, 2003, the Registrant had issued and outstanding 3,880,260 shares of Common Stock, par value $.01 per share, and 512,989 shares of Class B Common Stock, par value $.01 per share.

                             CFC INTERNATIONAL, INC.

                               INDEX TO FORM 10-Q




                                                                Page
                                                                ----

Part I - Financial Information:

  Item 1 - Financial Statements

    Consolidated Balance Sheets - June 30, 2003 and
      December 31, 2002......................................      5

    Consolidated Statements of Operation for the
      three (3) months and for the six (6) months
      ended June 30, 2003 and June 30, 2002..................      6

    Consolidated Statements of Cash Flows for the
      six (6) months ended June 30, 2003 and June 30, 2002...      7

    Notes to Consolidated Financial Statements...............   8-11

  Item 2 - Management's Discussion and Analysis of
    Financial Condition and Results of Operations............  12-17

  Item 3 - Quantitative and Qualitative Disclosures
    About Market Risk........................................     18

  Item 4 - Controls and Procedures...........................     18

Part II - Other Information:

  Item 6 - Exhibits and Reports on Form 8-K..................     19

  Signatures.................................................     20

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

The risks included here are not exhaustive. The Company operates in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for the Company to predict all such risk factors, nor can the Company assess the impacts of all such risk factors on its business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. The Company has no obligation to revise or update these forward-looking statements to reflect events or circumstances that arise after July 29, 2003 or to reflect the occurrence of anticipated events.

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

                                     Part I
                          Item 1. Financial Statements

                             CFC INTERNATIONAL, INC.
                         CONSOLIDATED BALANCE SHEETS AT
                       JUNE 30, 2003 AND DECEMBER 31, 2002

                                                    June 30,       December 31,
                                                     2003             2002
                                                     ----             ----
ASSETS                                            (Unaudited)
CURRENT ASSETS:
Cash and cash equivalents ..................       $ 6,214,595     $ 5,990,077
Accounts receivable, less
  allowance for doubtful accounts
  of $587,000 (2003) and
  $618,000 (2002) ..........................        11,180,585       8,996,995

Inventories net:
  Raw materials ............................         3,370,945       3,234,290
  Work in process ..........................         2,073,081       1,690,762
  Finished goods ...........................         5,074,251       5,887,549
                                                   -----------      -----------
                                                    10,518,277      10,812,601
Prepaid expenses and other
  current assets ...........................         1,006,422         638,571
Deferred income tax assets..................           769,425         675,000
                                                   -----------      -----------
  Total current assets .....................        29,689,304      27,113,244
                                                   -----------      -----------
Property, plant and equipment, net .........        26,177,166      25,214,867

Deferred income tax assets .................         2,241,515       2,143,584

Intangible assets, net .....................         3,836,988       3,980,000

Other assets ...............................           122,532         154,861
                                                   -----------      -----------
  Total assets .............................       $62,067,505     $58,606,556
                                                   ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt...........       $ 7,723,267     $ 6,388,157
Accounts payable............................         3,262,428       3,158,400
Accrued compensation and benefits...........         1,571,598       1,862,138
Accrued expenses and other current
  liabilities...............................         4,499,584       3,526,013
                                                  ------------     ------------
  Total current liabilities.................        17,056,877      14,934,708
                                                  ------------     ------------
Deferred income tax liabilities.............         2,204,322       2,204,321
Fair value of interest rate swap............           178,081               -
Long-term debt, net of current portion......        15,144,250      15,097,682
                                                  ------------     ------------
  Total liabilities.........................        34,583,530      32,236,711
                                                  ------------     ------------

STOCKHOLDERS' EQUITY:
Voting Preferred Stock, par value
  $.01 per share, 750 shares authorized,
  no shares issued and outstanding..........                 -               -
Common stock, $.01 par value,
  10,000,000 shares authorized;
  shares issued of 4,443,786 (2003)
  and 4,437,075 (2002)......................            44,439          44,371
Class B common stock, $.01 par value,
  750,000 shares authorized;
  512,989 shares issued and outstanding ....             5,130           5,130
Additional paid-in capital..................        12,157,666      12,130,587
Retained earnings...........................        17,107,731      16,751,153
Accumulated other comprehensive income .....           827,412          97,007
                                                   -----------     ------------
                                                   30,142,378       29,028,248
Less - 565,867 treasury shares of
  common stock, at cost.....................       (2,658,403)      (2,658,403)
                                                  ------------     ------------
                                                   27,483,975       26,369,845
                                                  ------------     ------------
  Total liabilities and
    stockholders' equity.....................     $62,067,505      $58,606,556
                                                  ===========      ===========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                             CFC INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS AND SIX MONTHS ENDED
                             JUNE 30, 2003 AND 2002


                          Three Months Ended June 30, Six Months Ended June 30,
                              2003          2002          2003         2002
                              ----          ----          ----         ----
                                 (Unaudited)                   (Unaudited)

Net sales ............... $16,689,920   $14,430,984   $32,399,767   $29,272,664
                          -----------   -----------   -----------   -----------

Cost of goods sold
  (excluding depreciation
  and amortization shown
  below .................  10,966,879     9,323,568    21,146,819    18,793,133
Selling, general and
  administrative
   expenses .............   3,513,301     3,207,794     6,821,504     6,415,037
Research and development
  expenses ..............     554,787       517,922     1,083,968     1,031,283
Depreciation and
  amortization ..........   1,084,259       959,924     2,162,553     1,862,633
                          -----------   -----------   -----------   -----------
Total operating expenses.  16,119,226    14,009,208    31,214,844    28,102,086
                          -----------   -----------   -----------   -----------

Operating income ........     570,694       421,776     1,184,923     1,170,578

Other (income) expenses:
  Interest expense ......     241,758       326,297       508,749       656,112
  Interest income .......        (355)      (14,949)         (355)      (14,949)
  Other income ..........      (7,320)       (7,320)      (14,640)     (207,739)
  Interest rate swap
    valuation provision..     178,081            --       178,081            --
                          -----------   -----------   -----------   -----------
                              412,164       304,028       671,835       433,424
                          -----------   -----------   -----------   -----------
Income before income
  taxes ................      158,530       117,748       513,088       737,154
Provision for income
  taxes.................       48,370        23,017       156,510       220,517
                          -----------   -----------   -----------   -----------
Net income .............    $ 110,160      $ 94,731     $ 356,578     $ 516,637
                          ===========   ===========   ===========   ===========


Basic earnings
  per share.............    $    0.03      $   0.02     $    0.08     $    0.12

Diluted earnings
  per share.............    $    0.03      $   0.02     $    0.08     $    0.12


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                             CFC INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002



                                                      Six Months Ended June 30,
                                                    ---------------------------
                                                        2003           2002
                                                        ----           ----
                                                    (Unaudited)     (Unaudited)
Cash flow from operating activities:
  Net income ...................................    $   356,578     $   516,637
    Adjustments to reconcile net
      income to net cash  provided
      by operating activities:
        Depreciation and amortization ..........      2,425,548       1,862,633
        Deferred income taxes ..................        329,006            --
        Interest rate swap .....................        178,081            --
        Gain on sale of land and building ......           --          (191,158)
        Changes in assets and liabilities:
          Accounts receivable ..................     (1,796,133)        481,788
          Inventories ..........................        653,856         553,229
          Prepaid and other current assets .....       (594,583)           --
          Other current assets .................         32,329        (697,215)
          Accounts payable .....................         17,362        (596,674)
          Accrued compensation and benefits ....       (438,030)        350,386
          Accrued expenses and other
            current liabilities ................        582,998         (40,636)
                                                    -----------     -----------
Net cash provided by operating activities ......    $ 1,747,012     $ 2,238,990
                                                    -----------     -----------

Cash flows from investing activities:
  Additions to property, plant and equipment ...     (1,705,510)     (1,006,041)
  Proceeds from sale of land and building ......           --           455,334
                                                    -----------     -----------
Net cash used in investing activities ..........     (1,705,510)       (550,707)
                                                    -----------     -----------
Cash flows from financing activities:
  Proceeds from term loans .....................        122,545            --
  Repayment of revolver ........................        (66,305)     (1,518,257)
  Proceeds from revolver .......................        879,962       1,031,923
  Repayments of term loans .....................       (737,322)       (730,235)
  Repurchase of shares .........................           --          (141,150)
  Proceeds from issuance of stock ..............         27,146          34,477
                                                    -----------     -----------
Net cash provided by (used in)
  financing activities .........................        226,026      (1,323,242)
                                                    -----------     -----------

Effect of exchange rate changes on
  cash and cash equivalents ....................        (43,010)        319,705
                                                    -----------     -----------
Increase in cash and cash equivalents ..........        224,518         684,746

Cash and cash equivalents:
Beginning of period ............................      5,990,077       2,492,595
                                                    -----------     -----------
End of period ..................................    $ 6,214,595     $ 3,177,341
                                                    ===========     ===========



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                             CFC INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2003 AND 2002
                                   (Unaudited)

Note 1.  Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of CFC International, Inc. (the Company), and its wholly-owned subsidiaries, as of June 30, 2003 (unaudited) and December 31, 2002 (audited), the consolidated results of operations for the three (3) months and six (6) months ended June 30, 2003 and 2002 (unaudited) respectively, and consolidated statements of cash flows for the six (6) months ended June 30, 2003 and 2002 (unaudited).

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

Note 2.  Earnings Per Share

                                         Three Months Ended
                    ---------------------------    -----------------------------
                            June 30, 2003                 June 30, 2002
                    ---------------------------    -----------------------------
                                           Per                             Per
                    Income     Shares     Share     Income     Shares     Share
                    ------     ------     -----     ------     ------     -----
Basic Earnings
Per Share:
Income available
 to Common
 Stockholders....  $110,160   4,390,497    $.03    $ 94,731   4,448,374   $.02
Effect of Dilutive
Securities:
Options
 exercisable.....                13,837                           3,075
Convertible debt.    12,000      95,237              15,000     119,047
                   --------   ---------    ----    --------   ---------   ----
Diluted Earnings
 per Share........ $122,160   4,499,571    $.03    $109,731   4,570,496   $.02
                   ========   =========    ====    ========   =========   ====

                                        Six Months Ended
                    ---------------------------    -----------------------------
                            June 30, 2003                 June 30, 2002
                    ---------------------------    -----------------------------
                                          Per                             Per
                    Income     Shares     Share     Income     Shares     Share
                    ------     ------     -----     ------     ------     -----
Basic Earnings
Per Share:
Income available
 to Common
 Stockholders....  $356,578   4,388,834    $.08    $516,637   4,446,007   $.12
Effect of Dilutive
Securities:
Options
 exercisable                     10,005                           2,194
Convertible debt.    24,000      95,237              30,000     119,047
                   --------   ---------    ----    --------   ---------   ----
Diluted Earnings
 per Share.......  $380,578   4,494,076    $.08    $546,637   4,567,248   $.12
                   ========   =========    ====    ========   =========   ====

Note 3.  Business Segments and International Operations

The Company and its subsidiaries operate in a single business segment, which is the formulating and manufacturing of chemically complex, multi-layered functional coatings. The Company produces five primary types of coating products. Sales for each of these products (in millions) for the three months ended June 30, 2003 and 2002, and the six months ended June 30, 2003 and 2002 are as follows:

                                 Three Months Ended        Six Months Ended
                                      June 30,                 June 30,
                              ------------------------- ------------------------
                               2003    %   2002     %    2003   %     2002    %
                               ----    -   ----     -    ----   -     ----    -

Holographic Products ........ $ 4.9  29.2  $ 2.5  17.2  $ 8.1  24.8  $ 4.9  16.6
Printed Products ............   4.5  26.7    4.8  33.2    9.3  28.7    9.7  33.2
Pharmaceutical Products .....   2.9  17.5    2.8  19.4    5.9  18.3    5.6  19.1
Security Products ...........   1.4   8.7    1.7  12.1    3.2   9.9    3.7  12.8
Specialty Pigmented and Other
  Simulated Metal Products ..   3.0  17.9    2.6  18.1    5.9  18.3    5.3  18.3
                              -----  ----  -----  ----  -----  ----  -----  ----
Total ....................... $16.7 100.0  $14.4 100.0  $32.4 100.0  $29.2 100.0
                              ===== =====  ===== =====  ===== =====  ===== =====

The following is sales by geographic area for the three months and six months ended June 30, 2003 and 2002 and long-lived asset information as of June 30, 2003 and December 31, 2002:

                               Three months ended           Six months ended
                                     June 30,                    June 30,
                               ---------------------       ---------------------
Net Sales (In Thousands)         2003          2002          2003          2002
                                 ----          ----          ----          ----
United States ..........       $ 7,416       $ 8,107       $14,697       $16,200
Europe .................         5,923         4,451        12,171         9,263
Other Foreign ..........         3,351         1,873         5,532         3,810
                               -------       -------       -------       -------
Total ..................       $16,690       $14,431       $32,400       $29,273
                               =======       =======       =======       =======

                                                     June 30,      December 31,
Long Lived Assets (In Thousands)                       2003            2002
                                                       ----            ----
United States ..........................             $17,675         $18,543
Europe .................................              12,462          10,807
                                                     -------         -------
Total ..................................             $30,137         $29,350
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

Note 5.  Comprehensive Income

The Company's total comprehensive income was as follows:

                                  Three Months Ended        Six Months Ended
                                         June 30,                June 30,
                                 ---------------------   -----------------------
                                   2003         2002        2003         2002
                                   ----         ----        ----         ----
Net earnings.................... $110,160   $   94,731   $  356,578   $  516,637
Plus:  foreign currency
  translation adjustment........  523,202    1,406,091      730,405    1,087,866
                                 --------   ----------   ----------   ----------
Total comprehensive income...... $633,362   $1,500,822   $1,086,983   $1,604,503
                                 ========   ==========   ==========   ==========

Note 6.  Contingencies and Commitments

From time to time, the Company is subject to legal proceedings and claims, which arise, in the normal course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not have a material adverse effect on the Company's consolidated financial condition, results of operations or cash flows.

The Company has no material commitments to purchase capital assets as of June 30, 2003.

Note 7.  Derivative Instruments

On April 4, 2003, the Company executed two interest rate swap agreements to fix the interest rates on the Company's U.S. term loans. The Company entered into these agreements to reduce the risk of adverse changes in variable interest rates. The notional amounts were $4,606,324 (with a fixed rate of 4.43%), and $2,303,840 (with a fixed rate of 4.82%) on April 4, 2003. The swap agreements terminate on January 31, 2008. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. These derivatives do not qualify for hedge accounting and accordingly, the Company has recorded these derivative instruments and the associated assets or liabilities at their fair values with the related gains or losses recorded as other income or expense in the consolidated statements of income.

Note 8.  Supplemental Pro Forma Information

The Company currently accounts for stock based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Had the Company accounted for stock based compensation in accordance with Statement of Financial Accounting Standards No. 123 (SFAS No. 123) "Accounting for Stock-Based Compensation," the Company would have reported the following pro forma amounts for the six months ended June 30, 2003 and June 30, 2002:

                               Three Months Ended       Six Months Ended
                              --------------------   ----------------------
                               June 30,   June 30,   June 30,    June 30,
                                2003        2002       2003        2002
                                ----        ----       ----        ----

Net income as reported....... $110,160    $94,731    $356,578    $516,637
Pro forma adjustment -
 additional compensation
 expense had SFAS No. 123
 been adopted, net of tax....  (12,860)   (17,232)    (27,805)    (36,488)
                              ---------   --------   ---------   ---------
Pro forma net income......... $ 97,300    $77,499    $328,773    $480,149
                              =========   ========   =========   =========

Basic and diluted earnings
  per share as reported......    $0.03      $0.02       $0.08       $0.12
Pro forma effect of
  compensation expense.......     0.00       0.00        0.00       (0.01)
                              ---------   --------   ---------   ---------
Pro forma basic and
  diluted earnings per share.    $0.03      $0.02       $0.08       $0.11
                              =========   ========   =========   =========

Note 9.  Plant Backfire

In February 2002, the Company's Germany operations were negatively impacted by a backfire that limited the availability of a six-station coating press. As a result, the press operated at suboptimal levels until late summer 2002. The
Company filed a claim with its insurance carrier seeking reimbursement of damages including business interruption from margins lost due to the constraint capacity. During 2002, the Company received $451,000 for reimbursement of damages and $2.6 million for business interruption from the insurance carrier and has settled its claim. The $347,000 and $740,000 of proceeds has been reflected as a reduction of costs of goods sold in the first quarter and second quarter 2002 statement of operations, respectively.

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

Results of Operations
---------------------

The following table sets forth, certain items from the Company's consolidated financial statements as a percentage of net sales for the periods presented:

                                               Three Months      Six Months
                                                   Ended            Ended
                                                  June 30,         June 30,
                                               --------------  ---------------
                                                2003    2002     2003    2002
                                                ----    ----     ----    ----
                                                (Unaudited)      (Unaudited)

Net sales ..................................   100.0%  100.0%   100.0%  100.0%
                                               ------  ------   ------  ------
Cost of goods sold
 (excluding depreciation and
 amortization shown below) .................    65.7    64.6     65.3    64.2
Selling, general and administrative ........    21.1    22.2     21.0    21.9
Research and development ...................     3.3     3.6      3.3     3.5
Depreciation and amortization ..............     6.5     6.7      6.7     6.4
                                               ------  ------   ------  ------
Total operating expenses ...................    96.6    97.1     96.3    96.0
                                               ------  ------   ------  ------
Operating income ...........................     3.4     2.9      3.7     4.0
Interest expense ...........................     1.4     2.3      1.6     2.2
Interest income ............................      --    (0.1)      --    (0.1)
Other income ...............................      --    (0.1)      --    (0.7)
Interest rate swap
  valuation provision ......................     1.1      --       .5      --
                                               ------  ------   ------  ------
Income before taxes ........................     0.9     0.8      1.6     2.5
Provision for income taxes .................     0.3     0.1      0.5     0.7
                                               ------  ------   ------  ------
Net income .................................     0.6%    0.7%     1.1%    1.8%
                                               ======  ======   ======  ======

Quarter Ended June 30, 2003 Compared to Quarter Ended June 30, 2002
-------------------------------------------------------------------

Net sales for the quarter ended June 30, 2003, increased 15.7 percent to $16.7 million, up from $14.4 million for the quarter ended June 30, 2002. The Euro appreciated in value 23.0 percent compared to the U.S. dollar, and as a result sales increased approximately $1.1 million, in the second quarter of 2003. In addition, strong European holographic security sales accounted for an increase of $500,000. These increases were offset by weak domestic sales in printed products and weaker security sales, each described below. Holographic products sales increased 96.2 percent to $4.9 million for the quarter ended June 30, 2003, compared to $2.5 million for the quarter ended June 30, 2002. This increase was primarily due to an increase in security label sales to a chip manufacturer and increased sales of holographic packaging. Printed products sales for these periods decreased 7.1 percent to $4.5 million, down from $4.8 million, primarily due a continued softness in the furniture market. Pharmaceutical product sales for these periods increased 4.7 percent to $2.9 million, from $2.8 million, primarily due to strong European sales. Security products (magnetic stripes, signature panels and tipping products for credit cards, and intaglio-printed products) sales decreased 17.0 percent to $1.4 million, from $1.7 million. This decrease was primarily a result of substantially lower sales of intaglio-printed documents to a foreign government in 2003, as compared to 2002. Sales of simulated metal and other pigmented products increased 14.3 percent to $3.0 million for the quarter ended June 30, 2003, up from $2.6 million for the quarter ended June 30, 2002 primarily due to reduced sales in the prior year quarter as a result of the disruption in servicing European customers in February 2002 caused by a flash fire on the rotogravure press in Germany. This press had five of its six stations up and running on April 2, 2002. The sixth station became operable on June 10, 2002. During the periods in which these stations were inoperable, many products had to be routed to alternative machines for production, resulting in strained capacity, lower production, and, consequently, lower sales.

Cost of goods sold for the quarter ended June 30, 2003, increased 17.6 percent to $11.0 million, up from $9.3 million for the quarter ended June 30, 2002. This increase was primarily due to the impact of higher sales as discussed above. Cost of goods sold for the quarter ended June 30, 2003 increased as a percentage of net sales to 65.7 percent, from 64.6 percent for the quarter ended June 30, 2002. The second quarter of 2002 reflects insurance proceeds of $740,000 received in the second quarter, which approximated lost margin on sales. The second quarter of 2003 also includes higher material costs.

Selling, general, and administrative expenses for the quarter ended June 30, 2003, increased 9.5 percent to $3.5 million, up from $3.2 million for the quarter ended June 30, 2002. This increase was primarily income from a settlement of past sales tax liabilities with the Illinois Department of Revenue resulting from the recordation of in that quarter due to a reduction in selling, general and administrative expenses in the second quarter of 2002. Selling, general, and administrative expenses for the quarter ended June 30, 2003 decreased as a percentage of net sales to 21.1 percent, down from 22.2 percent for the quarter ended June 30, 2002 due to higher sales.

Research and development expenses for the quarter ended June 30, 2003, increased
7.1 percent to $555,000 from $518,000 for the quarter ended June 30, 2002. Research and development expenses for the quarter ended June 30, 2003, decreased as a percentage of net sales to 3.3 percent from 3.6 percent for the quarter ended June 30, 2002. This decrease in expense was primarily due to the impact of higher sales.

Depreciation and amortization expenses for the quarter ended June 30, 2003, increased 13.0 percent to $1,084,000 from $960,000 for the quarter ended June 30, 2002. This increase was primarily due to an increase in capital spending. Depreciation and amortization expenses for the quarter ended June 30, 2003, decreased as a percentage of net sales to 6.5 percent from 6.7 percent for the quarter ended June 30, 2002 primarily due to higher sales offset by higher depreciation expense.

Total operating expenses for the quarter ended June 30, 2003 increased 15.1 percent to $16.1 million from $14.0 million for the quarter ended June 30, 2002. The increase in total operating expenses is due to the reasons noted above previously in this quarter. Total operating expenses for the quarter ended June 30, 2003 decreased as a percentage of net sales to 96.6 percent from 97.1 percent for the quarter ended June 30, 2002. This decrease is due to the reasons noted above.

Operating income for the quarter ended June 30, 2003, increased 35.3 percent to $571,000, up from $422,000 for the quarter ended June 30, 2002. The increase in operating income is primarily a result of the reasons noted above. Operating income for the quarter ended June 30, 2003, increased as a percentage of net sales to 3.4 percent, up from 2.9 percent for the quarter ended June 30, 2002. This increase is a result of the reasons noted above.

Interest expense for the quarter ended June 30, 2003, decreased 25.9 percent to $242,000, from $326,000 for the quarter ended June 30, 2002. This decrease primarily was due to lower interest rates in 2003 from the same period in 2002 as a result of the Company refinancing some of its debt.

Interest income for the quarter ended June 30, 2003, decreased to $400 from $15,000 for the quarter ended June 30, 2002. This decrease was primarily related to interest received on an income tax refund in June 2002.

Interest rate swap valuation provision for the quarter ended June 30, 2003, increased to $178,000 from zero in the quarter ended June 30, 2002. This increase represents the negative value of a swap agreement entered into by the Company in April 2003. It is the Company's intention to utilize this swap until its maturity. This will result in the Company reversing this provision as principal payments are made. Interest rate swap valuation provision for the quarter ended June 30, 2003 increased as a percentage of sales to 1.1 percent from zero for the quarter ended June 30, 2002. This increase is a result of the reasons noted above.

Income taxes for the quarter ended June 30, 2003, increased 110.1 percent to $48,000, up from $23,000 for the quarter ended June 30, 2002. The increase in income taxes were primarily caused by the increase in taxable income due to the reasons described above.

Net income increased 16.3 percent to $110,000 in the quarter ended June 30, 2003, from $95,000 for the quarter ended June 30, 2002. This increase in net income is primarily due to the increase in taxable income noted previously.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002
-------------------------------------------------------------------------

Net sales for the six months ended June 30, 2003, increased 10.7 percent to $32.4 million, up from $29.3 million for the six months ended June 30, 2002. The Euro appreciated in value 23.0 percent compared to the U.S. dollar, and as a result sales increased approximately $2.1 million in the first half of 2003. In addition, strong European holographic security sales accounted for an increase of $500,000. These increases were offset by weak domestic sales in printed products and weaker security sales, each described below. Holographic product sales increased 65.5 percent to $8.0 million for the six months ended June 30, 2003, compared to $4.9 million for the six months ended June 30, 2002. This increase was due increased sales of security labels and packaging sales. Printed product sales for these periods decreased 4.4 percent to $9.3 million, down from $9.7 million, primarily due to softness in the furniture industry. Pharmaceutical product sales for these periods increased 5.8 percent to $5.9 million, up from $5.6 million. These increases are primarily the result of increased sales in Europe due to the war in Iraq. Security products (magnetic stripe, signature panels and tipping products for credit cards, and intaglio-printed products) sales decreased 14.2 percent to $3.2 million, down from $3.7 million in the first half of 2002. This decrease was primarily due to intaglio-printed documents to a foreign government that are not as strong this year when compared to last year. Sales of simulated metal and other pigmented products increased 10.7 percent to $5.9 million for the six months ended June 30, 2003, from $5.3 million in the first six months of 2002. This increase is primarily due to reduced sales in the prior year period resulting from the 2002 disruption in servicing European customers due to the February flash fire on the rotogravure press in Germany. This press had five of the six stations up and running on April 2, 2002. The sixth station became operable the middle of June 2002. During the periods in which these stations were inoperable, many products had to be routed to alternative machines for production, resulting in strained capacity, lower production, and, consequently, lower sales.

Cost of goods sold for the six months ended June 30, 2003, increased 12.5 percent to $21.1 million from $18.8 million for the six months ended June 30, 2002. This increase was primarily due to higher sales and the resultant higher costs of sales. In addition, in the second quarter of 2002 the Company received $1,087,000 in income from business interruption insurance proceeds reflected as a reduction in cost of goods sold. Cost of goods sold for the six months ended June 30, 2003, increased as a percent of net sales to 65.3 percent, from 64.2 percent for the six months ended June 30, 2002. This increase in percentage was primarily due to income from insurance proceeds of $1,087,000 received in 2002, which approximated lost margin on sales.

Selling, general, and administrative expenses for the six months ended June 30, 2003, increased 6.3 percent to $6.8 million from $6.4 million for the six months ended June 30, 2002. This increase was primarily due to a reduction in expenses for the prior year period as a result of income from a settlement of past sales tax liabilities with the Illinois Department of Revenue in June 2002 in the amount of $300,000. Selling, general, and administrative expenses for the six months ended June 30, 2003, decreased as a percent of net sales to 21.0 percent, from 21.9 percent for the six months ended June 30, 2002. This decrease in percentage was primarily due to higher sales.

Research and development expenses for the six months ended June 30, 2003, increased 5.1 percent to $1.1 million from $1.0 million for the six months ended June 30, 2002 primarily due to the impact of an increase of resource in the holographic lab. Research and development expense for the six months ended June 30, 2003, decreased as a percentage of net sales, to 3.3 percent from 3.5 percent for the six months ended June 30, 2002. This decrease as a percentage of net sales was due to higher sales.

Depreciation and amortization expenses for the six months ended June 30, 2003, increased 16.1 percent to $2.2 million from $1.9 million for the six months ended June 30, 2002, primarily due to depreciation on newly acquired fixed assets. Depreciation and amortization expense for the six months ended June 30, 2003, increased as a percentage of net sales, to 6.7 percent from 6.4 percent for the six months ended June 30, 2002 due to the reasons noted above.

Total operating expenses for the six months ended June 30, 2003 increased 11.1 percent to $31.2 million from $28.1 million for the six months ended June 30, 2002. The increase in total operating expenses is due to the reasons noted above. Total operating expenses for the six months ended June 30, 2003 increased as a percentage of net sales to 96.3 percent from 96.0 percent for the six months ended June 30, 2002. This increase is due to the reasons noted above.

Operating income for the six months ended June 30, 2003, increased 1.2 percent to $1,185,000, up from $1,170,000 for the six months ended June 30, 2002. The increase in operating income is primarily due to the reasons noted above. Operating income for the six months ended June 30, 2003 decreased as a percentage of net sales to 3.7 percent from 4.0 percent for the six months ended June 30, 2002. This decrease is primarily due to the reasons noted above.

Interest expense for the six months ended June 30, 2003, decreased 22.5 percent to $509,000, down from $656,000 for the six months ended June 30, 2002. This decrease was primarily due to lower interest rates in 2003 as a result of the Company refinancing some of its debt.

Interest income for the six months ended June 30, 2003, decreased to $400 from $15,000 for the six months ended June 30, 2002. This decrease was primarily related to interest received on an income tax refund in June 2002.

Other income for the six months ended June 30, 2003 decreased to $15,000 from $208,000 for the six months ended June 30, 2002. This decrease is primarily the result of the gain on sale of an older manufacturing site in Goppingen, Germany in January 2002.

Interest rate swap valuation provision for the six months ended June 30, 2003, increased to $178,000 from zero for the six months ended June 30, 2002. This increase represents the negative value of a swap agreement entered into by the Company in April 2003. The Company will reverse this reserve as principal payments are made. Interest rate swap valuation provision for the six months ended June 30, 2003 increased as a percentage of sales to 0.5 percent from zero for the six months ended June 30, 2002. This increase is due to the reasons noted above.

Income taxes for the six months ended June 30, 2003, decreased to $156,000, up from $221,000 for the six months ended June 30, 2002. The decrease in income taxes were primarily caused by the decrease in taxable income due to the reasons noted above.

Net income for the six months ended June 30, 2003, decreased to $357,000, down from $517,000 for the six months ended June 30, 2002. This decrease in net income is primarily due to the reasons noted above.

Liquidity and Capital Resources
-------------------------------

The Company's working capital increased by $0.5 million during the first half of 2003. The primary reasons are increases of $2.2 million in customer receivables, $0.2 million in cash and $0.5 million in prepaid and other current assets, offset by an increase in current portion of long-term debt of $1.3 million (primarily resulting from long-term revolving debt falling into current debt due to the April 1, 2003 renewal of the revolving credit agreement maintained with the Company's primary bank), $0.8 million in accounts payable, accrued compensation and benefits, accrued expenses and other accrued liabilities, and a decrease of $0.3 million in inventories.

At June 30, 2003, the Company had available $8.9 million under the revolving credit agreement maintained with the Company's primary bank. This agreement, which expires April 1, 2005, is collateralized by the Company's trade accounts receivables and inventories. The Company believes that the net cash provided by operating activities and amounts available under the revolving credit agreement are sufficient to finance the Company's growth and future capital requirements. The Company has no material commitments to purchase capital assets as of June 30, 2003.

The Company's cash provided by operations decreased $0.5 million during the first six months of 2003. The primary reasons were an increase of $1.6 million in operating net assets plus a decrease in net income of $0.2 million offset by an increase of $0.3 million in deferred tax assets, plus an increase of $0.6 million in depreciation and amortization, plus $0.2 million for the gain on the sale of land and building in 2002, plus $0.2 million for the initial recording of value of derivative reserve.

Euro Conversion
---------------

Member countries of the European Union have established fixed conversion rates between their existing currencies ("legacy currencies") and one common currency, the Euro. Since January 1, 2002, the new Euro-denominated notes and coins are in circulation and legacy currencies have been withdrawn from circulation. The Company has a manufacturing facility located in a member country (Germany), and the conversion to the Euro has eliminated currency exchange rate risk for transactions among the member countries, which for the Company primarily consists of payments to suppliers. In addition, because the Company uses foreign-denominated debt to meet its financial requirements and to reduce its foreign currency risks, certain of these financial instruments are denominated in Euro to finance European activities. The Company addressed all issues involved with converting to the new currency, and the conversion did not have a significant impact on its financial position, results of operations or cash flows. At June 30, 2003, the Company had total assets of $21.4 million and net assets of $8.9 million invested in Europe.

       Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not use derivative financial instruments to address currency or commodity pricing risks. The following methods and assumptions were used to estimate the fair value of each class of financial instruments held by the Company for which it is practicable to estimate that value. The carrying amount of cash equivalents approximates their fair value because of the short maturity of those instruments. The estimated fair value of accounts receivable approximated its carrying value at June 30, 2003 and December 31, 2002 based upon analysis of their collectability and net realizable value. The estimated fair value of the Company's long-term debt approximated its carrying value at June 30, 2003 and December 31, 2002, based upon market prices for the same or similar type of financial instrument. The Company minimizes its exposure to the impact of fluctuation in foreign exchange rates in situations for certain sales for products sold in Europe but manufactured in the U.S. through the movement of production of those products to Europe. There are no other activities of the Company where management believes exchange rates have a material impact with respect to the underlying transactions. In January 2003, the Company renewed its main loan agreements. The two main domestic loans, Term Loan A and Term Loan B were renewed at a floating prime rate of interest with a one-time option to lock in a fixed rate of interest. The Company executed two interest rate swap agreements to the fixed interest rate on Term Loan A at 4.82% on the principal balance of $2,303,840, and Term Loan B at 4.43% on the principal balance of $4,606,324 on April 4, 2003. The swap agreements terminate on January 31, 2008. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. These derivatives do not qualify for hedge accounting and accordingly, the Company will record these derivative instruments and the associated assets or liabilities at their fair values with the related gains or losses recorded as other income or expense in the consolidated statements of income.

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

                           Part II - Other Information

Item 6 - Exhibits and Reports on Form 8-K

        a.      Exhibits

                31.1 Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                31.2 Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                32.1 Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                32.2 Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        b.      Reports on Form 8-K
                Other than previously reported, no reports on Form 8-K were filed in the three month period ended June 30, 2003.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 29, 2003.


                                    CFC INTERNATIONAL, INC.



                                    Dennis W. Lakomy
                                    -----------------------------------
                                    Executive Vice President,
                                    Chief Financial Officer,
                                    Secretary, and Treasurer
                                    (Principal Financial Officer)