Form 10-Q
period 2003-09-30
CFC INTERNATIONAL INC
filed 2003-11-05
CIK 949859

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
         X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2003

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

           YES  ( X )                                  NO  (     )

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).

           YES  (    )                                 NO  ( X  )

As of November 05, 2003, the Registrant had issued and outstanding 3,880,260 shares of Common Stock, par value $.01 per share, and 512,989 shares of Class B Common Stock, par value $.01 per share.

                             CFC INTERNATIONAL, INC.

                               INDEX TO FORM 10-Q



                                                                    Pages
                                                                    -----

Part I - Financial Information:

 Item 1. Financial Statements

   Consolidated Balance Sheets - September 30, 2003
     and December 31, 2002.....................................      5

   Consolidated Statements of Operations for the three (3)
     months and for the nine (9) months ended September 30, 2003
     and September 30, 2002....................................      6

   Consolidated Statements of Cash Flows for the
     nine (9) months ended September 30, 2003
     and September 30, 2002....................................      7

   Notes to Consolidated Financial Statements..................   8-11


 Item 2. Management's Discussion and Analysis of
     Financial Condition and Results of Operations.............  12-17

 Item 3. Quantitative and Qualitative Disclosures
     about Market Risks........................................     18

 Item 4.  Controls and Procedures..............................     18

Part II - Other Information

 Item 6.  Exhibits and Report on Form 8-K......................     19

 Signatures....................................................     20

 Certifications................................................  21-26

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

The risks included here are not exhaustive. We operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the impacts of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. We have no obligation to revise or update these forward-looking statements to reflect events or circumstances that arise after November 05, 2003 or to reflect the occurrence of anticipated events.

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

                         Part I - Financial Information
                          Item 1. Financial Statements
                             CFC INTERNATIONAL, INC.
                         CONSOLIDATED BALANCE SHEETS AT
                    SEPTEMBER 30, 2003 AND DECEMBER 31, 2002

                                                    September 30,   December 31,
                                                      2003             2002
                                                      ----             ----
ASSETS                                              (Unaudited)
CURRENT ASSETS:
Cash and cash equivalents ....................      $ 5,334,628    $ 5,990,077
Accounts receivable, less allowance
  for doubtful accounts of $647,000
  (2003) and $618,000 (2002) .................       10,494,037      8,996,995
Inventories net:
  Raw materials ..............................        3,668,209      3,234,290
  Work in process ............................        2,047,633      1,690,762
  Finished goods .............................        5,562,349      5,887,549
                                                  -------------   --------------
                                                     11,278,191     10,812,601
Prepaid expenses and other current
 assets.......................................          825,086        638,571
Deferred income tax assets....................          798,209        675,000
                                                  -------------   --------------
  Total current assets........................       28,730,151     27,113,244
                                                  -------------   --------------
Property, plant and equipment, net............       25,936,628     25,214,867
Deferred income tax assets ...................        2,241,515      2,143,584
Intangible assets, net .......................        3,765,482      3,980,000
Other assets .................................          112,520        154,861
                                                  -------------   --------------
  Total assets................................     $ 60,786,296   $ 58,606,556
                                                  =============   ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt.............      $ 7,897,460    $ 6,388,157
Accounts payable..............................        4,094,003      3,158,400
Accrued compensation and benefits.............        1,131,787      1,862,138
Accrued expenses and other current liabilities.       3,655,062      3,526,013
                                                  --------------- --------------
  Total current liabilities...................       16,778,312     14,934,708
                                                  --------------- --------------
Deferred income tax liabilities...............        2,204,321      2,204,321
Fair value of interest rate swap..............          106,810              -
Long-term debt, net of current portion........       14,277,773     15,097,682
                                                  --------------- --------------
    Total liabilities.........................       33,367,216     32,236,711
                                                  --------------- --------------



STOCKHOLDERS' EQUITY:
Voting Preferred Stock, par value $.01 per share,
 750 shares authorized,no shares issued and
 outstanding...................................                -             -
Common stock, $.01 par value, 10,000,000 shares
  authorized; shares issued of 4,446,127 (2003)
  and 4,437,075 (2002).........................          44,462         44,371
Class B common stock, $.01 par value, 750,000
  shares authorized; 512,989 shares issued and
  outstanding .................................           5,130          5,130
Additional paid-in capital.....................      12,167,569     12,130,587
Retained earnings..............................      16,791,304     16,751,153
Accumulated other comprehensive income ........       1,069,018         97,007
                                                  --------------- --------------
                                                     30,077,483     29,028,248
Less - 565,867 treasury shares of common stock,
  at cost......................................      (2,658,403)    (2,658,403)
                                                  --------------- --------------
                                                     27,419,080     26,369,845
                                                  --------------- --------------
    Total liabilities and stockholders' equity..   $ 60,786,296   $ 58,606,556
                                                  =============== ==============

         The accompanying notes are an integral part of the consolidated financial statements.

                             CFC INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE THREE MONTHS AND NINE MONTHS ENDED
                           SEPTEMBER 30, 2003 AND 2002

                  Three Months Ended 09/30,         Nine Months Ended 09/30,
                     2003            2002             2003             2002
                     ----            ----             ----             ----
                           (Unaudited)                      (Unaudited)


Net sales....     $15,073,709      $16,649,223     $47,473,476      $45,921,887
Cost of goods
 sold (excluding
 depreciation
 and amortization
 shown below).     10,466,949       10,271,749      31,613,768       29,064,882
Selling, general
 and administrative
 expenses.....      3,190,818        3,485,204      10,012,322        9,900,241
Research and
 development
 expenses.....        539,996         537,771        1,623,964        1,569,054
Depreciation and
 amortization
 expense........    1,093,759       1,042,271        3,256,312        2,904,904
                   -------------  -------------    -------------   -------------
Total operating
 expenses...       15,291,522       15,336,995       46,506,366       43,439,081
                   -------------  -------------    -------------   -------------
Operating income
 (loss).......       (217,813)        1,312,228         967,110        2,482,806

Other (income)
expense:
 Interest expense.    314,174          330,385          822,923         986,497
 Interest income..          -                -             (355)        (14,949)
 Interest swap
  valuation...        (71,271)               -          106,810               -
 Other income..        (5,400)         (10,999)         (20,040)       (218,738)
                   -------------  --------------   --------------  -------------
Total other
(income) expense,
net............       237,503          319,386          909,338          752,810
                   -------------  --------------   --------------  -------------
Income (loss)
before income
taxes ........       (455,316)         992,842           57,772        1,729,996
Provision (benefit)
 for income taxes..  (138,889)         318,336           17,621          538,853
                   -------------  --------------   --------------  -------------
Net income (loss).  ($316,427)        $674,506         $ 40,151      $ 1,191,143
                   =============  ==============   ==============  =============


Basic earnings
(loss) per share..   ($  0.07)          $0.15            $0.01            $0.27

Diluted earnings
(loss) per share..   ($  0.07)          $0.15            $0.01            $0.27







               The accompanying notes are an integral part of the
                       consolidated financial statements.

                             CFC INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE NINE MONTHS ENDED
                           SEPTEMBER 30, 2003 AND 2002

                                             Nine Months Ended 09/30,
                                       -------------------------------------
                                             2003                2002
                                             ----                ----
                                          (Unaudited)         (Unaudited)
Cash flow from operating activities:
    Net income.......                      $   40,151          $1,191,143
      Adjustments to reconcile net
        income (loss) to net cash
        provided by operating
        activities:
         Depreciation and amortization..    3,440,814           2,926,929
         Valuation of derivative........      106,810                   -
         Gain on sale of land and building.         -           (191,158)
         Deferred income tax provision.....   332,662             157,142
      Changes in assets and liabilities:
         Accounts receivable, net..........(1,038,863)         (1,048,577)
         Inventories, net..................   (62,021)             654,293
         Prepaid and other current assets..  (746,026)           (249,670)
         Other assets......................    42,341             246,585
         Accounts payable..................   844,740             381,536
         Accrued compensation and benefits.  (877,841)            549,566
         Accrued expenses and other current
          liabilities......................  (269,060)           (136,390)
                                          -----------------   -----------------
Net cash provided by operating
  activities..............................$ 1,813,707         $ 4,481,399
                                          -----------------   -----------------

Cash flows from investing activities:
    Additions to property, plant
      and equipment......................  (2,049,272)         (2,044,049)
    Proceeds from sale of land
      and building.......................           -             455,334
                                          -----------------   -----------------

Net cash (used in) investing activities..  (2,049,272)         (1,588,715)
                                          -----------------   -----------------

Cash flows from financing activities:
    Repayment of revolver................    (577,500)         (2,099,903)
    Proceeds from revolver...............   1,119,708           1,924,347
    Proceeds from term loans.............     122,545                   -
    Repayments of term loans.............  (1,165,659)         (1,469,600)
    Repurchase of shares.................           -            (366,822)
    Proceeds from issuance of stock......     37,073              49,047
                                          -----------------   -----------------
Net cash (used in) financing activities..   (463,833)         (1,962,931)
                                          -----------------   -----------------

Effect of exchange rate changes on
 cash and cash equivalents...............     43,949             320,658
                                          -----------------   -----------------
(Decrease)/increase in cash and cash
 equivalents.............................   (655,449)          1,250,411

Cash and cash equivalents:
Beginning of period......................  5,990,077           2,492,595
                                          -----------------   -----------------
End of period............................$ 5,334,628         $ 3,743,006
                                          =================   =================




               The accompanying notes are an integral part of the
                       consolidated financial statements.

                             CFC INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)

Note 1.  Basis of Presentation

In the opinion of management, the accompanying interim unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2003 and December 31, 2002 (audited), the results of operations for the three (3) months and nine (9) months ended September 30, 2003 and 2002, and statements of cash flows for the nine (9) months ended September 30, 2003 and 2002.

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

Note 2.  Earnings Per Share

                                           Three Months Ended
                      --------------------------------------------------------
                         September 30, 2003              September 30, 2002
                      ------------------------        ------------------------
                      Income               Per       Income             Per
                      (Loss)   Shares     Share     (Loss)   Shares    Share
                      -------  -------    ------    -------  -------   -------
Basic earnings
(loss) per share:
Income (loss)
available to Common
Stockholders........ ($316,427) 4,393,223 ($.07)     $674,506 4,418,598  $.15
Effect of Dilutive
  Securities:
 Options exercisable                   -                          3,918
 Convertible debt                                       12,000   95,237
                     ---------- --------- --------  ---------- --------  ------
Diluted earnings
(loss) per share.....($316,427) 4,393,223 ($.07)     $686,506 4,517,753  $.15
                     ========== ========= ========  ========== ========= ======


                                           Nine Months Ended
                      --------------------------------------------------------
                         September 30, 2003              September 30, 2002
                      ------------------------        ------------------------
                                          Per                          Per
                      Income   Shares     Share     Income   Shares    Share
                      -------  ------     -----     ------   ------    -----
Basic earnings
per share:
Income available to
CommonStockholders... $ 40,151  4,390,434  $.01    $1,191,143 4,437,262  $.27

Effect of Dilutive
Securities:
 Options exercisable.                   -                         2,776

  Convertible debt...        -          -              42,000   111,110
                     ---------- --------- --------  ---------- --------- ------
Diluted earnings
per share............ $ 40,151  4,390,434  $.01    $1,233,143 4,551,148  $.27
                     ========== ========= ========  ========== ========= ======

For the three and nine months ended September 30, 2003, the effect of the convertible debt would be antidilutive and as such is excluded from the calculation in the table above.

Note 3.  Business Segments and International Operations

The Company operates a single business segment, which is the formulating and manufacturing of chemically complex, multi-layered functional coatings. The Company produces five primary types of coating products. Net sales for each of these products (in millions) for the three months and nine months ended September 30, 2003 and 2002 were as follows:

                         Three Months Ended              Nine Months Ended
                             September 30,                  September 30,
                       -------------------------    -------------------------
                          2003         2002             2003           2002
                       -----------  ------------    -----------    -----------
                        Net          Net           Net            Net
                        Sales  %     Sales  %      Sales   %      Sales  %
                        -----  -     -----  -      -----   -      -----  -
Holographic Products... $3.7  24.4   $2.9  17.5    $11.7  24.7    $7.8  16.9
Printed Products.......  3.6  24.0    4.0  24.2     12.9  27.2    13.7  30.0
Pharmaceutical Products. 2.7  17.8    2.6  15.6      8.6  18.1     8.2  17.8
Security Products......  2.4  15.9    4.1  24.7      5.6  11.8     7.9  17.1
Simulated Metal and
 Other Pigmented
 Product..............   2.7  17.9    3.0  18.0      8.6  18.2     8.3  18.2
                        ----- -----  ----- -----    ----- -----   ----- -----
Total................. $15.1  100.0 $16.6 100.0     $47.4 100.0  $45.9 100.0
                        ===== =====  ===== =====    ===== =====   ===== =====

The following is sales information by geographic area for the three months and nine months ended September 30, 2003 and 2002, and long lived asset information as of September 30, 2003 and December 31, 2002:

                        Three months ended                 Nine months ended
                            September 30,                     September 30,
                         ------------------------    --------------------------
Net Sales (In Thousands)  2003         2002             2003          2002
                          ----         ----             ----          ----
United States.......      $7,278       $10,004         $21,974        $26,204
Europe..............       5,533         4,431          17,704         13,694
Other Foreign.......       2,263         2,214           7,795          6,024
                         ----------   -----------     -----------    ----------
Total...............     $15,074       $16,649         $47,473        $45,922
                         ==========   ===========     ===========    ==========

Long Lived Assets
(In Thousands)           September 30, 2003             December 31, 2002
                         ------------------             -----------------
United States.......        $17,210                            $18,543
Europe..............         12,605                             10,807
                         ------------------             -----------------
Total...............        $29,815                            $29,350
                         ==================             =================

Europe and other foreign revenue are based on the country in which the customer is domiciled.

Note 4.  Quarterly Restatements

In conjunction with the adoption of SFAS No. 142 during fiscal 2002, management initially assessed the useful economic life for its holographic base coat process and worldwide holographic rights to have an indefinite life. However, during the third quarter of 2002, the Company concluded that amortization should continue to be recorded for those assets under SFAS No. 142. As a result, in the third quarter of 2002 the Company recorded amortization of $70,785, or $43,376 net of income taxes, and has continued to record amortization over the remaining useful life. The Company filed an amended Form 10-Q/A for each of the quarters ended March 31, 2002 and June 30, 2002 to reflect the amortization ($70,785 in each quarter) of these intangibles. Other than the change in the amortization life of goodwill from 15 years to indefinite, no other useful lives of intangibles were changed in connection with the adoption of SFAS No. 142. All intangible assets, other than goodwill are amortized using a straight line method and assume no residual values. Goodwill and intangibles are reviewed for impairment on an annual basis.

Note 5.  Comprehensive Income

The Company's total comprehensive income (loss) was as follows:

                                           Three Months Ended September 30,
                                             2003                   2002
                                             ----                   ----
Net income (loss)....................... ($  316,427)            $ 674,506
Foreign currency
  translation adjustment................     241,606               (9,263)
Total comprehensive                     --------------         --------------
  income (loss)......................... ($   74,821)            $ 665,243
                                        ==============         ==============

                                           Nine Months Ended September 30,
                                             2003                   2002
                                             ----                   ----
Net income..............................  $   40,151            $1,191,143
Foreign currency
  translation adjustment................     972,011             1,078,603
                                        --------------         --------------
Total comprehensive income..............  $1,012,162            $2,269,746
                                        ==============         ==============

Note 6. Contingencies and Commitments

From time to time, the Company is subject to legal proceedings and claims that arise in the normal course of business. In September 2003, the Company was notified by one of its pigment suppliers that the Company had received batches of pigment since August 2002 containing more than the maximum regulatory limit of PCB's. The Company hired an independent laboratory to conduct independent testing, and has reviewed the situation with its advisors and notified all customers who use products containing this pigment. The Company has received assurance from the supplier that the supplier will reimburse the Company for any costs it incurs in connection with this matter. In the opinion of management, the amount of ultimate liability with respect to these actions will not have a material adverse effect on the Company's consolidated financial condition, results of operations or cash flows.

The Company has commitments to purchase capital assets as of September 30, 2003 in the amount of $1.4 million.

Note 7.  Derivative Instruments

On April 4, 2003, the Company executed two interest rate swap agreements to fix the interest rates on the Company's U.S. term loans. The Company entered into these agreements to reduce the risk of adverse changes in variable interest rates. The notional amounts were $4,606,324 (with a fixed rate of 4.43%), and $2,303,840 (with a fixed rate of 4.82%) on April 4, 2003. The swap agreements terminate on January 31, 2008. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. These derivatives do not qualify for hedge accounting and accordingly, the Company has recorded these derivative instruments and the associated assets or liabilities at their fair values with the related gains or losses recorded as other income or expense in the consolidated statements of operations.

Note 8.  Supplemental Pro Forma Information

The Company currently accounts for stock based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Had the Company accounted for stock based compensation in accordance with Statement of Financial Accounting Standards No. 123 (SFAS No. 123) "Accounting for Stock-Based Compensation," the Company would have reported the following pro forma amounts for the three and nine months ended September 30, 2003 and September 30, 2002:

                        Three Months Ended                 Nine Months Ended
                  ---------------------------       ---------------------------
                     09/30/03       09/30/02        09/30/03        09/30/02
                  --------------  ------------      -------------  ------------

Net income (loss)
 as reported        ($316,427)        $674,506          $40,151     $1,191,143
Pro forma
 adjustment -
  additional
  compensation expense
  had SFAS No. 123
  been adopted,
  net of tax          (16,433)        ( 20,791)         (44,238)       (57,279)
                  --------------  -------------   ---------------  ------------
Pro forma net
  income (loss)     ($332,860)        $653,715          ($4,087)    $1,133,864
                  ==============  ==============  ===============  ============

Diluted earnings
 (loss) per share
 as reported        ($0.07)           $0.15              $0.01      $0.27
Pro forma effect
 of compensation
 expense             (0.01)           (0.01)             (0.01)     (0.01)
                  --------------  --------------  ---------------  ------------
Pro forma diluted
 earnings (loss)
 per share          ($0.08)           $0.14              $0.00      $0.26
                  ==============  ==============  ===============  ============

Note 9.  Net Operating Loss Tax Asset

Our German business has generated cumulative tax net operating loss carry forwards (NOL's) totaling 6.3 million Euros through September 30, 2003. These NOL's are being carried forward to offset future taxable income in Germany. The Company has recorded cumulative deferred tax assets of 2.3 million Euros as of September 30, 2003 relating to the benefit of these NOL's. At present time the unused NOL's have no expiration date. Although realization of the deferred tax asset is not assured, the Company has concluded that it is more likely than not that the tax asset will be realized principally based upon a prudent and feasible business and tax planning strategy which shifts production to our plant in Germany and also after considering benefits realized from cost reduction measures the Company has already taken including closing the UK manufacturing plant and reducing employee headcount. If the Company concludes that as a result of actions planned or taken, that the operating results in Germany can not achieve profitability, or if there are changes to the Germany tax law, the Company may need to adjust the value of the deferred tax assets resulting in a reduction to income in the period in which such determination is made.

Note 10.  Plant Backfire

In February 2002, the Company's Germany operations were negatively impacted by a backfire that limited the availability of a six-station coating press. As a result, the press operated at suboptimal levels until late summer 2002. The
Company filed a claim with its insurance carrier seeking reimbursement of damages including business interruption from margins lost due to the constraint capacity. During 2002, the Company received $451,000 for reimbursement of damages and $2.6 million for business interruption from the insurance carrier and has settled its claim. The $347,000, $740,000 and $786,000 of proceeds has been reflected as a reduction of costs of goods sold in the first, second and third quarter 2002 statement of operations, respectively.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS

Overview The Company formulates, manufactures and sells chemically-complex, transferable, multi-layer coatings for use in many diversified markets, such as holographic packaging and authentication seals, furniture and building products, pharmaceutical products and transaction cards (including credit cards, debit cards, ATM cards and access cards), and intaglio printing.

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

Results of Operations

The following table sets forth, certain items from the Company's consolidated financial statements as a percentage of net sales for the periods presented:

                           Three Months Ended         Nine Months Ended
                              September 30,              September 30,
                         -----------------------------------------------------
                              2003          2002         2003          2002
                              ----          ----         ----          ----
                                 (Unaudited)                (Unaudited)

Net sales...................  100.0 %       100.0 %      100.0 %       100.0 %
                             ---------    ----------    ---------    ----------
Cost of goods sold
  (excluding depreciation
  and amortization shown
  below)....................   69.4          61.7         66.6          63.3
Selling, general and
  administrative............   21.1          20.9         21.1          21.6
Research and development....    3.6           3.2          3.4           3.4
Depreciation and amortization   7.3           6.3          6.9           6.3
                              ---------    ----------    ---------    ----------
Total operating expenses....  101.4          92.1         98.0          94.6
                              ---------    ----------    ---------    ----------
Operating income (loss).....   (1.4)          7.9          2.0           5.4
Interest expense and other..    1.6           1.9          1.9           1.6
                              ---------    ----------    ---------    ----------
Income (loss) before taxes..   (3.0)          6.0          0.1           3.8
Provision (benefit) for income
  taxes.....................   (0.9)          1.9          0.0           1.2
                              ---------    ----------    ---------    ----------
Net income (loss)...........   (2.1 %)        4.1 %        0.1 %         2.6 %
                              =========    ==========    =========    ==========

Quarter Ended September 30, 2003 Compared to Quarter Ended September 30, 2002
-----------------------------------------------------------------------------

Net sales for the quarter ended September 30, 2003 decreased 9.5% to $15.1 million, from $16.6 million for the quarter ended September 30, 2002. The Euro appreciated in value 15% compared to the U.S. dollar, and as a result, increased sales approximately $0.7 million in the third quarter of 2003. Holographic products sales increased 26.2% to $3.7 million for the quarter ended September 30, 2003, compared to $2.9 million for the quarter ended September 30, 2002. This increase was primarily due to increased volumes for existing customers and new applications of the Company's holographic security and authentication products. Printed products sales decreased 10.1% to $3.6 million, compared to $4.0 million for the same quarter in the prior year. This decrease was a result of continued softness in the manufactured housing and furniture markets. Pharmaceutical products sales during these same periods increased 3.4% to $2.7 million, from $2.6 million, primarily due to increased demand worldwide. Security products (magstripe, signature panels and tipping products for credit cards, intaglio-printed products and gift cards) sales for these same periods decreased 41.9% to $2.4 million from $4.1 million. This decrease was primarily the result of the decrease of gift cards sales. Sales of simulated metal and other pigmented products for these periods decreased 10.0% to $2.7 million, from $3.0 million, primarily due to the soft European economy, offset by an increase in the strength of the Euro compared to the U.S. dollar.

Cost of goods sold for the quarter ended September 30, 2003 increased 1.9% to $10.5 million, from $10.3 million for the quarter ended September 30, 2002. This increase was primarily due to the favorable effect on comparable 2002 costs of the recovery in the third quarter of 2002 of certain incremental costs in Germany through business interruption insurance proceeds totaling $786,000 for lost production resulting from a damaged production machine during 2002, and product mix resulting in higher costs due to shorter runs in the company's printed products during 2003. Certain costs were recovered. The cost of goods sold as a percentage of net sales for the quarter ended September 30, 2003 increased to 69.4% from 61.7% for the quarter ended September 30, 2002 primarily due to the reasons noted above and sales mix.

Selling, general and administrative expenses for the quarter ended September 30, 2003 decreased 8.4% to $3.2 million, from $3.5 million for the quarter ended September 30, 2002, primarily due to the consolidation of the U.K. office and warehouse into Germany. Selling, general and administrative expenses for the quarter ended September 30, 2003 increased as a percentage of net sales to 21.1% from 20.9% for the quarter ended September 30, 2002. This increase in percentage was primarily due to the impact of lower sales in 2003.

Research and development expenses for the quarter ended September 30, 2003 increased 0.4% to $540,000 from $538,000 for the quarter ended September 30, 2002. This increase was primarily due to cost of living adjustment. Research and development expense for the quarter ended September 30, 2003 increased as a percentage of net sales to 3.6% from 3.2% for the quarter ended September 30, 2002 and was primarily caused by the impact of lower sales in 2003.

Depreciation and amortization expenses for the quarter ended September 30, 2003 increased 4.9% to $1,094,000 from $1,042,000 for the quarter ended September 30, 2002. This increase was primarily due to an increase in depreciation due to capital spending. Depreciation and amortization expense as a percentage of net sales for the quarter ended September 30, 2003 increased to 7.3% from 6.3% for the quarter ended September 30, 2002, primarily due to the additional capital spending plus the impact of lower sales in 2003.

Total operating expenses for the quarter ended September 30, 2003 decreased 0.3% to $15,292,000 from $15,337,000 for the quarter ended September 30, 2002. This decrease in total operating expenses is due to the reasons described in the paragraphs relating to sales, costs and expenses noted above. Total operating expenses for the quarter ended September 30, 2003 increased as a percentage of net sales to 101.4% from 92.1% for the quarter ended September 30, 2002. This increase is due to the reasons described in the paragraphs relating to sales, costs and expenses noted above, plus the impact of lower sales in 2003.

Operating income for the quarter ended September 30, 2003, decreased 116.6% to a loss of ($218,000), down from $1.3 million for the quarter ended September 30, 2002. The decrease in operating income is primarily a result of the above reasons described above in the paragraphs relating to sales, costs and expenses. Operating income for the quarter ended September 30, 2003, decreased as a percentage of net sales to (1.4%) (loss) from 7.9% for the quarter ended September 30, 2002. This decrease is a result of the above reasons described above in the paragraphs relating to sales, costs and expenses.

Interest expense for the quarter ended September 30, 2003 decreased 4.9% to $314,000, from $330,000 for the quarter ended September 30, 2002. This decrease in interest expense is primarily due to lower interest rates.

Interest rate swap valuation provision for the quarter ended September 30, 2003, increased to a $71,000 benefit from zero in the quarter ended September 30, 2002. This increase represents the change in value of a swap agreement entered into by the Company in April 2003. It is the Company's intention to utilize this swap until its maturity. Interest rate swap valuation provision for the quarter ended September 30, 2003 increased as a percentage of sales to 0.5% from zero for the quarter ended September 30, 2002. This increase is a result of the reasons noted above.

Provision (benefit) for income taxes for the quarter ended September 30, 2003, decreased 143.6% to a benefit of ($139,000), down from a provision of $318,000 for the quarter ended September 30, 2002. The change in the effective tax rate for the quarter ended September 30, 2003 to 30.5% versus 32.1% for the quarter ended September 30, 2002 did not have a significant impact.

Net income decreased 146.9% to a loss of ($316,000) for the quarter ended September 30, 2003, from income or $675,000 for the quarter ended September 30, 2002. This decrease is net income is primarily due to the reasons noted above.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30,
--------------------------------------------------------------------------------
2002
----

Net sales for the nine months ended September 30, 2003 increased 3.4% to $47.4 million, from $45.9 million for the nine months ended September 30, 2002. The Euro appreciated in value 21.0% compared to the U.S. dollar, and as a result, increased sales approximately $2.9 million for the nine months ended September 30, 2003. Holographic product sales increased 50.8% to $11.7 million for the nine months ended September 30, 2003, compared to $7.8 million for the nine months ended September 30, 2002, primarily due to an increase in demand due to new applications for holographic products. Printed product sales decreased 6.0% to $12.9 million, from $13.7 million, primarily due to the decrease in demand in manufactured housing and the furniture markets. Pharmaceutical product sales for this period increased 5.0% to $8.6 million from $8.2 million, primarily due to increased sales in Europe, offset by softer domestic demand. Security product (magnetic stripe, signature panels and tipping products for transaction cards, intaglio-printed products and gift cards) sales for these periods decreased 28.7% to $5.6 million, from $7.9 million. This decrease comes primarily from decreased sales of gift cards. Sales of simulated metal and other pigmented products for these periods increased 3.3% to $8.6 million, from $8.3 million in the first nine months of 2002. This increase is primarily due to the strength of the Euro compared to the U.S. dollar.

Cost of goods sold for the nine months ended September 30, 2003 increased 8.8% to $31.6 million, from $29.1 million for the nine months ended September 30, 2002. This increase was primarily due to higher sales in 2003, product mix in 2003 resulting in higher costs due to shorter runs sizes in the Company's printed products, and the favorable effect on comparable 2002 costs resulting from the recovery of certain incremental costs in Germany through business interruption proceeds totaling $1.9 million in the first nine months of 2002 for lost production from a backfire that damaged a production machine in the first quarter 2002. Cost of goods sold for the nine months ended September 30, 2003 increased as a percentage of net sales to 66.6% from 63.3% for the nine months ended September 30, 2002. This increase was primarily due to the income from insurance proceeds in 2002.

Selling, general and administrative expenses for the nine months ended September 30, 2003 increased 1.1% to $10.0 million from $9.9 million for the nine months ended September 30, 2002. This increase in expenses was primarily due to the favorable effect on comparable 2002 expenses of a $300,000 benefit related to a settlement of past sales tax liabilities with the State of Illinois in 2002. Selling, general and administrative expenses for the nine months ended September 30, 2003 decreased as a percentage of net sales to 21.1% from 21.6% for the nine months ended September 30, 2002, primarily due to the reasons noted above.

Research and development expenses for the nine months ended September 30, 2003 increased 3.5% to $1,624,000, from $1,569,000 for the nine months ended
September 30, 2002. This increase in expenses was primarily due to higher personnel costs. Research and development expense for the nine months ended September 30, 2003 and for the nine months ended September 30, 2002, as a percentage of net sales, remained the same at 3.4%, primarily due to higher personnel costs offset by a higher sales volume.

Depreciation and amortization expenses for the nine months ended September 30, 2003 increased 12.1% to $3.3 million, from $2.9 million for the quarter ended September 30, 2002. This increase was primarily due to an increase in depreciation due to capital spending. Depreciation and amortization expense as a percentage of net sales for the nine months ended September 30, 2003 increased to 6.9% from 6.3% for the nine months ended September 30, 2002 primarily due to the reasons noted in the prior sentence above partially offset by higher sales volume.

Total operating expenses for the nine months ended September 30, 2003 increased 7.1% to $46.5 million from $43.4 million for the nine months ended September 30, 2002. The increase is due to the reasons noted above. Total operating expenses for the nine months ended September 30, 2003 increased as a percentage of net sales to 98.0% from 94.6% for the nine months ended September 30, 2002. This increase is due to the reasons noted above.

Operating income for the nine months ended September 30, 2003 decreased 61.0% to $1.0 million, from $2.5 million for the nine months ended September 30, 2002. The decrease in operating income is primarily due to the reasons described above in the paragraphs relating to sales, costs and expenses. Operating income for the nine months ended September 30, 2003 as a percentage of net sales decreased to 2.0% from 5.4% for the nine months ended September 30, 2002. This decrease is primarily due to the reasons described above reasons described above in the paragraphs relating to sales, costs and expenses.

Interest expense for the nine months ended September 30, 2003 decreased 16.6% to $0.8 million, from $1.0 million for the nine months ended September 30, 2002. This decrease was primarily due to lower interest rates.

Interest income for the nine months ended September 30, 2003, decreased to $355 from $15,000 for the nine months ended September 30, 2002. This decrease was primarily related to the company receiving interest on an income tax refund in 2002.

Other income for the nine months ended September 30, 2003 decreased to $20,000 from $219,000 for the nine months ended September 30, 2002. This decrease is primarily the result of the gain on sale of a manufacturing facility in Goppingen, Germany in the first quarter of 2002.

Interest rate swap valuation provision for the nine months ended September 30, 2003, increased to $107,000 provision from zero in the nine months ended September 30, 2002. This increase represents the change in value of a swap agreement entered into by the Company in April 2003. It is the Company's intention to utilize this swap until its maturity. Interest rate swap valuation provision for the nine months ended September 30, 2003 increased as a percentage of sales to 0.2% from zero for the nine months ended September 30, 2002. This increase is a result of the reasons noted above.

Income taxes for the nine months ended September 30, 2003, decreased 96.7% to $18,000, down from $539,000 for the nine months ended September 30, 2002. The decrease in the effective tax rate for the nine months ended September 30, 2003 to 30.5% from 32.1% during the nine months ended September 30, 2002 did not have a significant impact. The decrease in income taxes was primarily caused by the decrease in operating income described above.

Net income for the nine months ended September 30, 2003, decreased to $40,000, down from $1.2 million for the nine months ended September 30, 2002. This decrease in net income is primarily due to the reasons described above reasons described above in the paragraphs relating to sales, costs and expenses.

Liquidity and Capital Resources
-------------------------------

The Company's cash flow from operations decreased by $2.7 million to $1.5 million in 2003 from $4.5 million in 2002 primarily due to a decrease in net income of $1.1 million, and a decrease of working capital of $1.3 million, which was partially offset by an increase in depreciation and amortization of $0.4 million. Working capital decreased by $1.3 million during the first nine months of 2003 as compared to the same period in 2002. The primary reasons for this decrease are an increase in current portion of debt of $1.9 million, an increase of $0.3 million in accounts payable, a decrease of $0.1 million in customer receivables, and a decrease of $2.4 million in prepaid and other current assets, offset by an increase of $1.6 million in inventories, a decrease of $0.4 million accrued compensation and benefits and other accrued expenses, and an increase of $1.6 million in cash.

Four German business has generated cumulative tax net operating loss carry forwards (NOL's) totaling 6.3 million Euros through September 30, 2003. These NOL's are being carried forward to offset future taxable income in Germany. The Company has recorded cumulative deferred tax assets of 2.3 million Euros as of September 30, 2003 relating to the benefit of these NOL's. At present time the unused NOL's have no expiration date. Although realization of the deferred tax asset is not assured, the Company has concluded that it is more likely than not that the tax asset will be realized principally based upon a prudent and feasible business and tax planning strategy which shifts production to our plant in Germany and also after considering benefits realized from cost reduction measures the Company has already taken including closing the UK manufacturing plant and reducing employee headcount. If the Company concludes that as a result of actions planned or taken, that the operating results in Germany can not achieve profitability, or if there are changes to the Germany tax law, the Company may need to adjust the value of the deferred tax assets resulting in a reduction to income in the period in which such determination is made.

At September 30, 2003, the Company had available $8.7 million under the revolving credit agreement maintained with the company's primary bank. This agreement, which matures April 1, 2005, is collateralized by the Company's trade accounts receivables and inventories. The Company expects to renew its loan revolving credit agreements in the normal course prior to the maturity date. The Company believes that the net cash provided by operating activities and amounts available under the revolving credit agreement are sufficient to finance the Company's growth and future capital requirements. The Company has commitments to purchase capital assets as of September 30, 2003 in the amount of $1.4 million.

Euro Conversion
---------------

Member countries of the European Union have established fixed conversion rates between their existing currencies ("legacy currencies") and one common currency, the Euro. Since January 1, 2002, the new Euro-denominated notes and coins are in circulation and legacy currencies have been withdrawn from circulation. The Company has a manufacturing facility located in a member country (Germany), and the conversion to the Euro has eliminated currency exchange rate risk for transactions among the member countries, which for the Company primarily consists of payments to suppliers. In addition, because the Company uses foreign-denominated debt to meet its financial requirements and to reduce its foreign currency risks, certain of these financial instruments are denominated in Euro to finance European activities. The Company addressed all issues involved with converting to the new currency, and the conversion did not have a significant impact on its financial position, results of operations or cash flows. At September 30, 2003, the Company had total assets of $60.8 million and net assets of $27.2 million invested in Europe.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company does not use derivative financial instruments to address currency or commodity pricing risks. The following methods and assumptions were used to estimate the fair value of each class of financial instruments held by the Company for which it is practicable to estimate that value. The carrying amount of cash equivalents approximates their fair value because of the short maturity of those instruments. The estimated fair value of accounts receivable approximated its carrying value at September 30, 2003 and December 31, 2002 based upon analysis of their collectability and net realizable value. The estimated fair value of the Company's long-term debt approximated its carrying value at September 30, 2003 and December 31, 2002, based upon market prices for the same or similar type of financial instrument. The Company minimizes its exposure to the impact of fluctuation in foreign exchange rates in situations for certain sales for products sold in Europe but manufactured in the U.S. through the movement of production of those products to Europe. There are no other activities of the Company where management believes exchange rates have a material impact with respect to the underlying transactions. In January 2003, the Company renewed its main loan agreements. The two main domestic loans, Term Loan A and Term Loan B were renewed at a floating prime rate of interest with a one-time option to lock in a fixed rate of interest. The Company executed two interest rate swap agreements to the fixed interest rate on Term Loan A at 4.82% on the principal balance of $2,303,840, and Term Loan B at 4.43% on the principal balance of $4,606,324 on April 4, 2003. The swap agreements terminate on January 31, 2008. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. These derivatives do not qualify for hedge accounting and accordingly, the Company will record these derivative instruments and the associated assets or liabilities at their fair values with the related gains or losses recorded as other income or expense in the consolidated statements of income.

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

As required by Rule 13a-15 under the Exchange Act, the Company has carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. There were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2003 that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           Part II - Other Information

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

        a.      Exhibits

                31.1 Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                31.2 Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                32.1     Certification of CEO Pursuant to 18 U.S.C.
                         Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                32.2     Certification of CFO Pursuant to 18 U.S.C.
                         Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        b.      Reports on Form 8-K
                Other than previously reported, no reports on Form 8-K were filed in the three month period ended September 30, 2003.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 05, 2003.


                                CFC INTERNATIONAL, INC.



                                Dennis W. Lakomy
                                ----------------------------------
                                Executive Vice President,
                                Chief Financial Officer,
                                Secretary, and Treasurer
                                (Principal Financial Officer)