Form 10-K
period 2003-12-31
CFC INTERNATIONAL INC
filed 2004-03-26
CIK 949859

===============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                              --------------------

                                    FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Fiscal Year Ended December 31, 2003

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

                                YES (   )      NO ( X )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

The aggregate market value of the voting stock of the registrant held by stockholders who were not affiliates (as defined by regulations of the Securities and Exchange Commission) of the registrant was approximately, $22,844,277 at March 12, 2004 (based on the closing sale price on The NASDAQ Stock Market on March 12, 2004. At March 12, 2004, the registrant had outstanding an aggregate of 3,878,485 shares of Common Stock and 512,989 shares of Class B non-voting Common Stock.

                      Documents Incorporated by Reference

Those sections or portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held in 2004, described in Part III hereof, are incorporated by reference in this report.

===============================================================================

                                     PART I

ITEM 1.  BUSINESS

General

CFC International, Inc. ("CFC" or the "Company") formulates, manufactures and sells chemically-complex, multi-layered functional coatings, which provide superior performance under a wide range of operating conditions. The Company applies its proprietary coatings to rolls of plastic film from which its customers transfer the coatings or with which they laminate the coatings to their products for protective and informative purposes. The Company produces five primary types of coated products: holographic products such as authentication seals used principally to certify and protect the authenticity or brand of proprietary products and documents susceptible to counterfeiting or tampering and eye-catching holographic packaging; printed products such as simulated wood grain patterns for furniture, manufactured homes and home interiors; pharmaceutical pigmented coatings used as heat transfer printing registered with the FDA for pharmaceutical products such as intravenous solution bags and syringes; security products such as magnetic stripes and signature panels for credit cards, intaglio printing for stocks, bonds and gift certificates, along with printing, encoding gift cards and a sophisticated fulfillment system to distribute security products; and specialty pigmented and simulated metal coatings used on products such as beverage cases and cosmetics. CFC is a leading supplier in many of the worldwide markets it serves.

In March 1999, CFC acquired  German  specialty  chemical  coatings  manufacturer
Ernst Oeser & Sons KG, now called CFC Europe, together with its wholly-owned French subsidiary, Oeser France S.A.R.L., after the acquisition called CFC Oeser France S.A.R.L. In April 2002, the French subsidiary was merged into CFC Europe. In June 2003, the United Kingdom operations were merged into CFC Europe in Germany. References in this report to "CFC Oeser" are to these acquired businesses.

The Company's coatings are produced by milling pigments, solvents and resins into proprietary formulations. These coatings when applied in multiple layers and are designed to react with each other to create a composite solid coating on a plastic film and are transferred off that film and onto the customers' products or laminated directly on to customer's products. The coatings are produced with a wide range of physical and chemical characteristics and in a broad array of colors, patterns and surface finishes that are designed to meet specific customer functional requirements. The Company's research and development capabilities enable it to create products specifically tailored to meet customers' requirements, such as resistance to specific chemicals or abrasion and to satisfy exacting design criteria, such as sophisticated overt and covert (conspicuous and hidden) holograms and simulated woodgrain and other patterns. By using the Company's products, customers also are able to address many of the problems manufacturers confront in complying with increasingly restrictive environmental laws and regulations because the customers can avoid the use of liquid solvents and adhesives otherwise needed to apply other types of coatings to their products.

The Company is one of the leading designers and producers of holograms, which are used to protect and authenticate brand name software and merchandise, transportation and event tickets and other similar applications requiring protection against unauthorized copying or counterfeiting. The Company provides eye-catching holographic packaging to major consumer product manufacturers. On January 3, 2000 the Company acquired from Applied Holographics PLC, its previous joint venture partner, the worldwide rights to certain holography technology (see "-- Holographic Products"). Prior to the acquisition, the Company's market was limited to North America. CFC now is one of only a few companies worldwide with the ability to serve all stages of the holographic production process, from design to manufacturing in a secure production facility. Sales of products in this market represented approximately 23.7% of the Company's net sales in 2003. See "-- Holographic Products."

A principal market which the Company serves is printed coatings for engineered wood products ("Engineered Board") used to produce ready-to-assemble ("RTA") furniture, kitchen cabinets, manufactured home interiors, value-priced furniture, picture frames and home interiors. The Company's coatings are designed to match or improve on the appearance, texture, durability, scratch, moisture and stain resistance of natural or painted wood. The Company was one of only two significant suppliers of printed film transferable coatings for the Engineered Board market. In October 2003, a major competitor in this segment announced it was not going to service this market as of February 1, 2004, and in fact exited the market at that time. This market is growing throughout the world, as the environmental problems associated with paints and stains, and the cost and environmental consequences of using real wood are becoming more significant. Sales of products in this market represented approximately 27.3% of the Company's net sales in 2003. See "-- Chemical Coatings -- Printed Products."

The Company also focuses its efforts on the market for security products for transaction cards, which include credit cards, debit cards, identification cards, ATM cards and gift cards. The Company manufactures tamper evident signature panels and multi-coercivity magnetic stripes for transaction cards and other documents and abrasion resistant tipping foils used to highlight the embossed lettering of transaction cards. The Company's coating products are used on credit cards for MasterCard, VISA and Diners Club International, to enhance the security and processing speed of transaction cards. The Company also has the ability to manufacture intaglio printed documents such as stock certificates, bonds, gift certificates and certificates of authenticity. The Company has also entered the market for encoding information on to gift cards and has developed a fulfillment system to distribute security products for global customers. Sales of products in this market represented approximately 13.3% of the Company's net sales in 2003. See "-- Chemical Coatings -- Security Products."

Another significant area for the Company's products is the pharmaceutical industry, which includes heat transfer printing for intravenous solution bags and other medical supplies. The Company's products provide the pharmaceutical industry with a reliable, environmentally safe method of conveying crucial medical information on surfaces on which printing is difficult. The Company has recently developed a product which allows bar codes to be read on intravenous solution bags. The Company's coatings for this market are used on FDA-approved products and are able to survive the sterilization process without degradation. The Company is one of the most significant suppliers to this growing market and is the sole supplier to Baxter Healthcare Corporation for these products. Sales of products in this market represented approximately 17.6% of the Company's net sales in 2003. See "-- Chemical Coatings -- Pharmaceutical Products."

The Company's Specialty Pigment and Simulated Metal Products serves a variety of other consumer and industrial markets, which take advantage of the special functional capabilities of the Company's coatings. These markets include the automobile battery and cosmetics markets, which require acid and solvent resistant markings, and the consumer electronics and appliances markets, which require special surface durability and resistance to ultra-violet light degradation. This product category has grown as a result of the CFC Oeser acquisition, although sales of this product line in Germany continue to decline as the Company deemphasizes this product line in favor of more profitable products. Sales of products in this market represented approximately 18.1% of the Company's net sales in 2003. See "-- Chemical Coatings -- Specialty Pigmented and Simulated Products."

CFC's products are sold to more than 5,000 customers worldwide. The Company generated approximately 51.9% of its 2003 revenues from sales outside of the United States and has sales offices in the United Kingdom and France, as well as manufacturing and sales capability in Germany. The Company's margins and operating income result from the Company's proprietary technologies and from the Company's focus on quality. The Company received its International Standards Organization ("ISO") 9001 registration in June 1995, and was recently re-certified to the newer 2000 version in August 2003. The Company's ISO9001/2000 Registered Quality Management System certification provides assurance to the Company's customers that its quality systems are consistently capable of providing products that meet the customers' requirements.

The Company's executive offices are located at 500 State Street, Chicago Heights, Illinois 60411. Our telephone number is (708) 891-3456, and our website is www.cfcintl.com. All references to the "Company," "CFC" or the "Registrant" in this report mean CFC International, Inc. and its consolidated subsidiaries, unless the context requires otherwise. The information on our website is not incorporated into and is not intended to be a part of this report.

You can obtain copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed with the U.S. Securities and Exchange Commission (SEC) free of charge through the Company's website, where we post these filings as soon as practicable after they have been filed with the SEC.

You can also write to us at the address of our principal office above to the attention of our Secretary and request copies of our SEC filings, as well as copies of our Conflicts of Interest and Business Ethics Policy and our Audit Committee's charter.

Business Strategy

The Company plans to continue its "Growth Performance Program." The objectives of this program are to obtain a leading worldwide share in its markets, be the lowest cost producer, continually improve efficiencies and quality, and deliver products that meet customers' requirements. The Company seeks to attain these goals and to increase its worldwide sales and profitability through a strategy based on the following key elements:

Globalization. Because the Company's existing and potential customers have expanded the geographic markets in which they manufacture and sell their products, management of the Company is increasing its focus on the international demand for the Company's products. Accordingly, the Company intends to increase its global sales through alliances with foreign organizations in order to benefit from the increasing globalization of the markets for the Company's products. In furtherance of this strategy, in March 1999, the Company acquired CFC Oeser, based in Germany, to penetrate the European market with its products. Also, in January 2000, the Company acquired worldwide rights to manufacture and market certain holographic technology from its previous United Kingdom joint venture partner, expanding rights previously limited to North America. The Company has created a global marketing position to expand sales of existing products on a worldwide basis.

Low-Cost Producer. The Company plans to maintain and enhance its position as a low-cost producer of specialty transferable coatings by reducing and limiting its manufacturing costs and by increasing the efficiency of the Company's operations. In this regard, the Company has an Employee Gain-Sharing Program whereby employees are paid a portion of the annual cost savings that the Company realizes. The Company also continually modifies its manufacturing processes and equipment to more efficiently utilize the Company's production facilities and limit waste. The Company uses its Visual Process Control (VPC) system to identify and map some of its key manufacturing processes, address non-productive steps and minimize work in process between manufacturing steps. The Company continues to focus on solving non-conformancies in the manufacturing process. The Company has also introduced a program to reduce cycle times in the manufacturing process utilizing a lean manufacturing technique. The Company also is transferring printed products manufacturing of products sold in Europe to its German facility to create necessary capacity to serve the domestic market, necessitated by the major competitor announcing in October 2003 that it was ceasing production in January 2004.

Quality Products. One of the Company's goals is to become a preferred supplier for all of its customers, and management of the Company believes that maintaining the highest levels in product and service are integral to the achievement  of that goal.  The Company  strives to provide its  customers  with zero-defect products. In addition, the Company has achieved ISO9001/2000 certification from an approved ISO9001/2000 accreditation firm, which permits the Company to offer certification programs to its customers, thereby eliminating the need for the customers to make incoming inspections of the Company's products.

Development of New Technology. Management of the Company believes that a major factor contributing to the Company's operations has been continued investment in research and development. Continued development of new products and processes will be critical to keep abreast of the technology-driven changes in the needs of the Company's customers and to maintain a technical advantage over the Company's competitors. The Company's Research and Development department has contributed to the development of formulae, proprietary know-how, modifications to existing equipment, and specifications for both new equipment and new raw materials. Tangible results during the last two years include the Company's special version of the HoloLaser product that will be used in currency applications and high security documentation. The Company has developed a morphing security hologram that with simple movement of the hologram allows for instant authentication. By combining two high security, complex stereographic images, consumers can easily check for authenticity by simply rolling the holographic image from side-to-side to see one image change into another. This new development addresses what had previously been identified as a weakness for holography as an authentication device, namely its dependence upon covert (forensic) elements that only someone with a microscope or other types of analytical tools would be able to identify and authenticate as a real hologram/product. The Company has also developed a two-sided embossed strippable holographic material to manufacture holographic pigments for use in coatings and inks (i.e., cosmetics and decorative paints). The Company has developed a pressure sensitive security label with sophisticated features that include double-layer voiding and registered demetalization for use on packaging and brand protection. This complex construction can be used on both boardstock and plastic surfaces over a wide range of temperatures. The Company has also developed a special woodgrain product for inmold decorating of interlocking floor tiles with both functional and decorative attributes. This product will fully cover and bond to the top surface of the tile and the contours of the tile during the molding process. The Company also has developed a series of magnetic stripes at different coercivities and a clear signature panel for in-line laminating to plastic card substrates as they are being extruded. These substrates are extruded as a continuous web, and are then converted into process size sheets (of 50 to 80 cards). This approach saves considerable costs in the downstream processing of the cards where magnetic stripes would normally be applied to sheets and signature panels to individual cards. The Company has developed a thermal transfer ribbon that is the first of its kind. This is a FDA-registered product for application on intravenous solution bags to render them bar-code readable. The Company has developed a FDA-acceptable, cold transfer holographic foil for the packaging industry that is used for indirect food contact and cigarette packaging. The Company has developed a virtual seamless holographic shim up to 40" for its wide embossing machines. The Company has also developed an enhanced printed pattern laminate called NeoClad(TM) that is thermoformable and wrappable with superior durability and appearance to existing plastic laminates.

Overview of Products

The Company's principal product types include the following:

o Holographic Products include the Company's high-technology holograms used as security markings on products such as computer microprocessors and merchandise, transportation and event tickets, and other products susceptible to counterfeiting or tampering, as well as holographic images for packaging and other visual markets. The Company has a patented, computer-generated dot-matrix process which produces minute juxtaposed holographic gratings resulting in a composite image with up to 60,000 individual holograms per square inch and which can contain both overt and covert data. The Company uses AEGIS(TM) (Anti-Counterfeit Encrypted Graphic Image System), a computer-based imaging system that offers significant advances and improvements over what the industry calls dot matrix holography. The Company has introduced a virtual seamless, up to 40", web packaging product. The Company also has developed a morphing security hologram that with simple movement of the hologram allows for instant authentication. By combining two high security, complex stereographic images, consumers can easily check for authenticity by simply rolling the holographic image from side-to-side to see one image change into another. This new development addresses what had previously been identified as a weakness for holography as an authentication device, namely its dependence upon covert (forensic) elements that only someone with a microscope or other analytical tools would be able to identify and authenticate as a real hologram/product.

o Printed Products include specialized functional coatings used primarily as an alternative to painting or using liquid coatings on high-pressure laminates for wood substitutes and plastics. The most important markets for these products include engineered board products used in the RTA furniture market, kitchen and bath cabinets, factory-constructed housing interiors, value-priced furniture, window trim and moldings, picture frames, consumer electronics, automotive and appliance markets. The newly enhanced NeoClad(TM) is a thermoformable, wrappable, non-PVC laminate that is more environmentally friendly than competitive vinyl laminates. This product adheres to the various surface elevations of profiled edges of medium-density fiberboard applications such as panel doors, and helps round out our offering to the furniture market. Its finish is comparable to wood veneer, and it is less expensive and easier to apply than vinyl products, which saves our customers significant labor costs. Another new application is a combination of the Company's ability to print in register with the Company's InMold decorating technology to produce precision layouts while being automatically transferred in the molding process.

o Security Products include tamper-evident signature panels and abrasion resistant tipping foils for transaction cards, as well as specialized multi-coercivity magnetic stripe products applied to both plastic transaction cards and disposable fibrous substrates, such as driver's licenses, student identification cards, airline tickets, mass-transit tickets, bank books and telephone debit cards. This product line also includes intaglio printing used on documents such as stock certificates, bonds, birth certificates, gift certificates and certificates of authenticity. Other products in this group include encoding numbering and applying security devices to gift cards. The Company has developed a sophisticated fulfillment system to distribute security products for global customers.

o Pharmaceutical Products consist of specialized functional coatings for heat transfer printing on pharmaceutical products, such as intravenous solution bags, syringes and other uses requiring non-toxic ingredients, adhesion during and after the sterilization process and is FDA regulated, domestically. The Company has recently developed a thermal transfer ribbon, which the Company believes is the first of its kind. It is a FDA-registered product for application on intravenous solution bags to render them bar-code readable.

o Specialty Pigmented and Simulated Metal Products. Specialty Pigmented Products include automobile batteries, cosmetics containers, industrial signage and other markets requiring a particularly durable specialized functional coating. Specialty Simulated Metal Products incorporate a microscopically thin layer of aluminum resulting in a metallic look that includes bright-simulated metal and reflective coatings used in the appliance, automotive and cosmetic markets. Most of these coatings are produced with state-of-the-art ultra-violet curing processes, which result in higher abrasion and chemical resistance. Another offering in this product category is Infraprint, a foil that permits high-speed digital and laser printing on plastic like surfaces.

Markets

The Company and its subsidiaries operate in a single business segment, which is the formulating and manufacturing of chemically-complex, multi-layered functional coatings. The following table summarizes the Company's principal markets and product applications:

                                                      # of
                                                      CFC
                                        Selected      Sales
Market         Application              Customers     2003  Key Product Features
------         -----------              ---------     ----  --------------------

Holographic    Authentication seals,    Foreign       23.7%  - Fully integrated
Products       trophies, point-of-      Government,            manufacturing
(product       purchase packaging,      Computer               process
authenti-      security labels          Component            - AEGIS
cation,                                 Manufacturers,       - Morphing security
high-end                                Aquafresh,             image
eye-catching                            Colgate, Crest       - Virtual Seamless
packaging)

Printed        RTA furniture (bedroom,  Sauder        27.3% - Scratch/mar
Products       office, entertainment    Woodworking,          resistant
(Engineered    centers), promotional    Ameriwood,            finishes
Board,         furniture (hotel and     Lazy Boy, Guisto      (Amorite
building       office), cabinets,       Manetti Battiloro     Plus (TM))
products,      manufactured home        S.p.A. (Italy),     - Match to any
consumer       interiors, picture       Ashley Furniture,     pattern
electronics,   frames, award plaques,   Harden Furniture      or color
home           tropy bases, InMold                          - NeoClad(TM)
decorating,    products
trophies/
awards)

Security       Magnetic stripes,        Visa,         13.3% - High coercivity
Products       signature panels,        MasterCard,           magnetic stripe is
(transaction   indent and tipping       Diners Club,          durable (exceeds
cards,         foils for credit         Discover Card,        life of card)
identifi-      cards, debit cards,      Eurocard, American  - Magnetic stipes
cation cards,  ATM cards, access        Express, Sears,       and clear
stocks and     cards, driver's          Best Buy,             signature panel
bonds, gift    licenses, passports,     Domestic and          for in-line
certificates   intaglio printed         Foreign               extrusion
and gift       security documents,      Governments         - Intaglio printed
cards)         gift cards, money                              stocks, bonds,
               delivery pouches                               birth certificates
                                                              and gift
                                                              certificates
                                                            - Gift cards
                                                            - Sophisticated
                                                              fulfillment and
                                                              distribution
                                                              system

Pharmaceutial  Intravenous solution     Baxter        17.6% - Used on FDA
Products       bags, drainage bags,     Healthcare,           approved products
               renal bags, syringes,    Abbott Labs,        - Passes stringent
               pipettes, tubing         Tyco Kendal,          sterilization
                                        B. Braun Medical,   - Thermal transfer
                                        C.R. Bard,            ribbon to enable
                                        Fresenius,            bar code reading
                                        Bieffe Medital


Specialty      Beverage cases,          Rubbermaid,   18.1% - Scratch/mar
Pigmented and  industrial safety        Johnson               resistant
Simulated      signs, battery cases,    Controls, Mattel,   - Chemical resistant
Metal          vent caps, spark         Rehrig Pacific,     - Low-cost
Products       plugs, dashboard         Danaher Controls      alternative
(injection     inserts, toys,                               - Ability to color
molded and     cosmetic                                       match
extruded       containers                                   - Non-toxic
plastics)

Chemical Coatings

The manufacture of the Company's chemical functional coatings is a multi-step process that involves pigments, solvents, resins and additives which are blended into one of more than 2,500 proprietary formulations. The first step in production most commonly is the application of a release agent to a roll of plastic film carrier. The release agent allows the subsequent coatings to easily separate from the plastic film carrier and adhere to the customer's product during their manufacturing process. Following the release coating, a series of subsequent coatings are deposited to achieve the desired color, pattern and physical characteristics. These characteristics include resistance to general abrasion, ultra-violet light exposure, contact with solvents or other reactive household chemicals, contact with acids, size of area of the coating is transferred, overstamping and adhesion characteristics, and the surface to which the specialty coating is applied. The number and type of coatings required are determined by the functional and visual requirements of the product. Products that do not contain a release coating are typically laminated to the customer's products. Specialty coatings for woodgrain products undergo a more extensive manufacturing process because of the intricacies involved in aligning the patterns to create a design during the coating process. Plated and simulated metal coatings require additional treatment in a vacuum deposition chamber, in which a microscopically thin coating of aluminum is deposited on the coating to give it its reflective and bright metallic appearance.

Holographic Products

In January 2000, the Company purchased the worldwide rights to certain holographic technology from a former joint venture partner, Applied Holographics PLC (now called Applied Optical Technologies), for $3.6 million. The Company develops and exploits those rights, as well as manufactures and markets holographic products to customers around the world.

CFC Holographics has given the Company the unique ability to produce holographic art origination that involves a patented, computer-generated dot matrix technology. The Company's proprietary holographic technology, AEGIS, further enhances this dot matrix holography. Another proprietary technology, a morphing hologram, allows for easy identification without the need for expensive equipment. In addition, CFC Holographics has provided the Company with the capability to develop and compete in a growing market for holographic coatings, which is a specialized type of transferable coating embossed with a holographic image. These holographic products are used primarily for security-sensitive products for authentication, anti-counterfeiting purposes produced in a secure facility; and for eye-catching point-of-purchase displays and consumer packaging. The Company has developed a virtual seamless shim for its wide web embossing capabilities. The Company also developed a washable holographic authentication label.

The Company originates its holograms at its holographic laboratory in Countryside, Illinois, by creating a master image through a process utilizing laser beams, mirrors and lenses. To produce a holographic master image, the subject of the hologram, which can be either a live image, a three-dimensional model, or flat artwork, is photographed using light from a laser beam that is split and refracted at differing angles and reunited in an interference pattern on a photographic plate. The Company then uses this photographic plate to create a metal plate or "shim" that is electro-formed or grown from the master image. These metal plates are used to replicate the hologram by embossing the holographic image on specially formulated transferable coatings manufactured by the Company.

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

CFC Holographics' patented computer-generated dot matrix holographic origination process is capable of producing tiny "dot" holograms at a coverage rate of up to 60,000 dots per square inch. Each individual dot hologram can be oriented at any one of 256 different angles, thus creating juxtaposed holographic cells that change when the viewing angle changes. The Company also can produce computer-developed overlapping images so that these images appear as the viewer's angle-of-view changes. The flexibility created by the dot matrix process provides the Company with state-of-the-art holographic products that are both cost-effective and extremely intricate and, as a result, difficult for competitors to generate products of comparable quality and security orientation. The Company's proprietary holographic technology, AEGIS, further enhances this dot matrix holography. AEGIS allows micro precision dot placement, and varying dot sizes and shapes to be mixed together to create very smooth, fine lines and extremely complicated arcs and curves. AEGIS puts advanced security into dots-type holography, producing features that are difficult to reproduce at any resolution. The Company has developed a morphing security hologram that with simple movement of the hologram allows for instant authentication. By combining two high security, complex stereographic images, consumers can easily check for authenticity by simply rolling the holographic image from side-to-side to see one image change into another. This new development addresses what had previously been identified as a weakness for holography as an authentication device, namely its dependence upon covert (forensic) elements that only someone with a microscope or other analytical tools would be able to identify and authenticate as a real hologram/product. The Company has also introduced HoloBase, which is a product that customers can use to emboss a wide range of security images including security holograms for use on credit cards and identification cards. The Company also has HoloLam, a full-face holographic pattern laminate for the full front and back of credit cards.

Holographic Packaging Products

The visual appeal and uniqueness of holograms make them ideal for applications on consumer products and point-of-purchase displays. These include ribbons and paper for gift packaging, paper and plastic wrapping for packaging of personal care, food and other products. The Company's dot matrix technology results in holograms with a brighter appearance and an enhanced depth of image. In addition, the Company's 60" wide coating and embossing capabilities give the Company a lower cost structure, making holograms economically practical for these and additional applications, and give the Company a broader market for holographic products. Most competitors use narrower web embossers. An example of this type of product application is the Company's development of holographic promotional packaging for personal healthcare products.

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

Holographic products represented approximately 23.7%, 19.1% and 17.0% of the Company's net sales in the years ended December 31, 2003, 2002 and 2001 respectively.

The Company expects this product line to continue to experience double digit growth in 2004, due to companies around the world demanding increased security/authenticity protection on their products, and additional consumer holographic packaging opportunities.

Printed Products

The Company's printed coatings are featured on numerous consumer products manufactured by companies. Printed Products include Engineered Board coatings for RTA and promotional furniture, picture frames, manufactured housing and window treatments.

Engineered Board Coatings. Engineered Board coatings are functional and simulated patterned coatings including woodgrains, marbles, granites and other patterns used to coat particleboard and medium density fiberboard. A broad range of global consumer markets utilize engineered wood for RTA furniture and other products like trophies, awards and plaques. RTA furniture is designed to provide an inexpensive alternative to traditional furniture and is a market which has experienced especially strong growth in recent years. It is shipped unassembled from the factory to the store and is either assembled at the store before purchase or later by the consumer. RTA furniture products include home entertainment centers, home theater systems, TV and VCR stands, bookcases and furniture designed to hold home-office equipment. The newly enhanced NeoClad(TM) is a thermoformable, wrappable, non-PVC laminate that is more environmentally friendly than competitive vinyl laminates. It also has the look of real wood. This specially formulated film is a durable, thermoformable decorating laminate available in woodgrain patterns and other designs. NeoClad is also protected with the Company's proprietary topcoat technology Armorite Plus(TM).

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

The fastest growing market for plastic substrate coatings is the plastic building products market, which uses plastics for windows, doors and vinyl siding. Plastics can be more cost effective than wood, especially in Europe. Plastic exterior building products do not shrink or warp to the degree that wood does and they are not susceptible to insect damage. The two principal challenges facing coatings for the plastic building products industry are fade resistance and adequate adhesion. CFC utilizes an erosion resistant resin system to produce one of the most fade resistant coatings used in the industry. The resin system also produces flexible coatings, which allows for vacuum forming on plastics or post-forming on metal treated surfaces without visible cracking of the coating. CFC has also developed unique adhesion characteristics, which have improved acceptance of this coating in the marketplace.

Argents are a substitute for paint, most recognizable as the metallic silver coating on many consumer electronics and appointments on automobiles. Although this market is expanding worldwide, many of the Company's customers have moved their manufacturing operations of these products offshore. The Company intends to take advantage of this trend by distributing these products globally.

Specialty window treatment and picture frames coatings simulate the appearance of fabric rather than wood or plastic. CFC offers a wide variety of solid pigmented coatings and printed patterns used by manufacturers of window treatments. Use of the Company's products allows the application of the specialty coating to be made at the site of the plastic extrusion process, thereby reducing the manufacture of specialty blinds from a multi-step process to a one-step process. Use of the Company's coatings also allows the manufacturers of window treatments to run their production equipment at higher speeds and without the use of solvent-based paints.

The Company's printed InMold products provide additional functionality and improved productivity for precision layouts. The transfer occurs in the mold as the product is being molded, saving additional manufacturing steps.

Printed products represented approximately 27.3%, 28.5% and 28.2% of the Company's net sales in the years ended December 31, 2003, 2002 and 2001, respectively.

This product line is expected to increase significantly in 2004, primarily due to the exit of a major competitor from this market in early 2004.

Security Products

Security Products are divided into several categories within CFC's core coatings product line. These include tamper-evident signature panels, multi-coercivity magnetic stripe, high-abrasion indent and tipping foils, intaglio printed documents, gift cards and a sophisticated fulfillment system to distribute security items

Signature panels are formulated for credit and transaction cards and are designed to accept a wide variety of writing instruments directly on the signature panel. If tampering with the signature occurs, either through erasure or chemical treatment, the coating on the signature panel will discolor. This is a security feature requested by companies such as American Express, Diners Club, Eurocard, MasterCard, VISA and Discover Card.

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

Multi-coercivity magnetic stripe products are coatings applied to plastic transaction cards, either by a conventional heat transfer process, or by a laminating process. The Company's magnetic stripe product offers improved ease of application and multi-coercivity (the amount of energy needed to encode information onto the stripe). The coercivity of a magnetic stripe determines the resistance of the stripe to extraneous energy sources. Magnetic stripes may also be used in combination with "smart chips" to further enhance card security, and do not require a costly changeover in all reading device technology by retailers.

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

CFC Countryside is an intaglio printer of high security documents such as stock certificates, bonds, gift certificates, certificates of authenticity and vital records. In the intaglio printing process, ink is built onto the surface upon which the printing is applied, and the ink is evident to the touch. CFC Countryside prints, numbers, encodes and applies security devices to gift cards. The Company has also developed a sophisticated fulfillment system to distribute gift/debit type cards and certificates.

Security products represented approximately 13.3%, 18.3% and 15.1% of the Company's net sales in the years ended December 31, 2003, 2002 and 2001, respectively.

The Company expects this product area to be flat in 2004. The company also anticipates producing a greater volume of intaglio printed documents for domestic consumption to which will offset the decrease in sales to foreign governments.

Pharmaceutical Products

A significant portion of the Company's pigmented coatings are designed for use on pharmaceutical products. Pigmented coatings used in the pharmaceutical industry must meet rigid quality specifications, including use of non-toxic ingredients, adhesion during and after the sterilization process, and are FDA approved, domestically. The Company's attention to exacting standards, technology, industry expertise, dedication to research and development and quality assurance commitment has ensured its position as the market leader of transferable pharmaceutical coatings.

Typical applications for pharmaceutical coatings include intravenous solution bags, blood bags, renal bags, drainage bags, tubing and disposable syringes. CFC currently has stringent certification programs in place with large pharmaceutical companies, which provide the Company with their specific substrates and their exact usage requirements. CFC establishes quality control testing procedures to meet or exceed the customers' incoming quality control requirements, and, therefore, saves its pharmaceutical customers considerable time and labor costs on incoming inspections. In 2003, the Company introduced a new white thermal transfer ribbon that is FDA-registered and used for application on intravenous solution bags to render them bar-code readable.

CFC is a "preferred supplier" to Baxter Healthcare Corporation worldwide. This means that CFC is one of only fifteen of Baxter's suppliers (out of approximately 800 approved suppliers) that meet Baxter's stringent standards for such designation. In order to attain "preferred supplier" status with Baxter, the Company was required to deliver products to Baxter for a three-year period free of defects in product quality, delivery procedures and paperwork. The Company has an exclusive supplier's contract for heat transferable coatings with Baxter, and Baxter has a majority market share of the intravenous solution bags sold worldwide. In October 2002, this contract was renewed until March 2007. The Company also was named a "preferred supplier" to Abbott Laboratories' Hospital Products Division ("Abbott") in 1994, and has maintained that distinction. The Company was also named a "certified supplier" to Abbott's Montreal location in 1998, and has maintained this distinction through 2003. It is one of the goals of CFC to achieve a similar supplier relationship with other pharmaceutical companies that require transferable coatings.

Pigmented coatings used on pharmaceutical products represented approximately 17.6%, 17.2% and 17.2% of the Company's net sales in the years ended December 31, 2003, 2002 and 2001, respectively.

The Company expects a slight increase in this product line in 2004 as an aging global population is projected to require more medical services.

Specialty Pigmented and Simulated Metal Products

The Company manufactures simulated metal coatings, which are used primarily on plastic substrates. They are produced in a wide array of bright metallic and reflective colors such as gold, silver, chrome, bronze, copper, green and other colors. The production of simulated metal coatings for plastics is a specialty niche business because these coatings require enhanced abrasion and chemical resistance characteristics. CFC has developed a special curing process for simulated metal coatings that have demonstrably improved abrasion and chemical resistance. The Company has developed this process to meet the increasing demand for higher abrasion and chemical resistant simulated metal applications.

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

Specialty pigmented and simulated products represented approximately 18.1%, 16.9% and 22.3% of the Company's net sales in the years ended December 31, 2003, 2002 and 2001, respectively. The market for simulated metal coatings, particularly for use in graphics, is highly competitive and has been experiencing generally declining gross margins. Accordingly, the Company has determined to not actively pursue lower margin graphics business in this market. Notwithstanding this decision, beginning with the CFC Oeser acquisition in March 1999, this product line's volume has increased substantially because the majority of CFC Oeser's sales were in this category, representing 75.3% of specialty pigmented and simulated metal sales for 2003. The Company's strategy is to add technology to the CFC Oeser product line and enhance the value of these products.

The Company's outlook for this product line is modest growth in 2004, as it continues to focus on higher-margin, growth-oriented markets, and expects to better service this business by better utilization of the two coaters installed in Germany in 2003.

International Sales

The Company maintains sales offices in the United Kingdom and France, and manufacturing, warehouse, laboratory and offices in Germany. In addition to sales made directly to international customers by the Company's Regional Managers covering Europe, and the Pacific Rim (including Japan), the Company sells to customers around the world through a network of ninety-one distributors. The Company's markets have seen a new globalization, and the Company plans to continue its emphasis on the worldwide requirements of its customers and expanding overseas demand.

During the years ended December 31, 2003, 2002 and 2001, net sales to Europe, the Pacific Rim, and other customers outside of the United States were $32,560,000, $26,301,000 and $29,625,000, respectively, and represented approximately 51.9%, 42.5% and 47.8%, respectively, of the Company's net sales.

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

Recent developments in holographics products include a new morphing security hologram that combines two high security, complex stereographic images, so that consumers can easily check for authenticity by simply rolling the holographic image from side-to-side to see one image change into another. This new development addresses what has been previously identified as a weakness for holography as an authentication device, namely its dependence upon covert (forensic) elements that only someone with a microscope or other analytical tools would be able to identify and authenticate as a real hologram/product. The Company has also developed the following holographics products: HoloLaser, holographic pigment, a holographic pressure sensitive label and a FDA-qualified cold transfer holographic foil. HoloLaser offers high durability and heat resistance as compared to current offerings. The Company developed this special version for use in currency applications and on high security documentation. Holographic pigment is a two-sided embossed strippable holographic material developed for use in the manufacture of holographic pigments in coatings in inks that is then used in such items as cosmetics and decorative paints. The Company also has developed a holographic pressure sensitive security label with built-in sophisticated features that include double-layer voiding, and registered demetalization for use on packaging and to provide brand protection. This complex construction can be used on both boardstock and plastic surfaces over a wide range of temperatures. The Company has developed a FDA-acceptable, cold transfer holographic foil for the packaging industry that is used indirectly on food and cigarette packaging.

The Company has developed a highly flexible vinyl EB product for decorating edge banding. This product allows for metalized components and can be used on uneven contours of a decorative piece. The Company recently developed an enhanced version of NeoClad(TM), a thermoformable, wrappable printed product which allows the Company's customers to use an environmentally friendly laminate that has the look and feel of real wood. The Company has also developed a patterned printed product for use in inmold decorating of interlocking floor tiles. This woodgrain product delivers both functional and decorative attributes for full coverage of the tile and contours of the tile during the application process.

The Company has also developed a series of laminate foil products for in-line magnetic stripe and clear signature panels used on a variety of transaction cards. This development saves our customers considerable costs in the downstream production of plastic transaction cards. In addition, the Company developed a series of high performance magnetic stripes for use on polyester and polycarbonate based identification and security cards. The Company has also developed an in-line method of decorating extruded premium plastics with patterns such as argents, brushed metals and woodgrains. Lastly, the Company developed a FDA registered white thermal transfer ribbon for application on intravenous solution bags to render them bar-code readable.

The Company maintains a group of personnel that is dedicated to the creation of new patterns, designs, colors, shades and textures, including holographic designs. This includes an engineering and chemistry laboratory in Chicago Heights, Illinois that employs fifteen people. The Company also maintains an art origination studio in Countryside, Illinois, that is dedicated to holographics and which employs five people who perform holographic research and development. In addition, the Company has an engineering and chemistry laboratory in Goppingen, Germany that employs six people. In the years ended December 31, 2003, 2002 and 2001, the Company spent approximately $2,167,000, $2,042,000 and
$2,222,000, respectively, on research and development.

Marketing and Sales

As of December 31, 2003, the Company had 24 full time sales people serving over 5,000 existing customers. Sales personnel include the Vice President of Global Marketing, two Product Managers and the Vice President of Sales, Americas, who is responsible for the Americas. From February 1, 2003 to December 15, 2003, the European Sales Manager was responsible for all German and French sales. As of December 16, 2003, the European Managing Director is temporarily managing this function. Additional sales personnel include three Regional Managers, a Vice President of Intaglio and Holographic Security sales and sixteen Field Sales Engineers who are compensated on a salary plus commission basis. The Vice President of Global Marketing also supervises two Product Managers, one for Holographics and the other who handles Card and Specialty Films and Foils. The Managing Director of the United Kingdom is responsible for all United Kingdom and African sales, the German Export Manager is responsible for all Europe export sales from Germany (excluding the United Kingdom) and the Middle East, and the third Regional Manager is responsible for the Pacific Rim (including Japan). The Vice President of CFC Countryside Sales is responsible for intaglio security products and domestic holographic security and authentication sales. The majority of CFC's products are sold directly to original equipment manufacturers who incorporate the Company's products into their own products. In addition, limited use is made of a distributor network, including one distributor who services small accounts in the United States and ninety distributors who service international markets. All Japanese sales are handled by a distributor.

The Company markets a combination of standard products and specialty items on a minimum order basis. Most of the Company's sales are not made pursuant to long-term sales contracts, since most customers require prompt turnaround from order to delivery. The Company typically sells based upon a specific customer purchase order. The Company typically monitors open orders due in the next 60 days. Comparisons of these 60 day periods are not necessarily indicative of long-term sales trends.

The Company's three largest customers in 2003 were Baxter Healthcare, Intel and Unifoil. Sales made to Baxter are pursuant to an exclusive provider contract, which was renewed for five years in October 2002. The agreement requires the Company to supply all of Baxter's needs for transferable coatings at specified prices, which may be adjusted to reflect changes in certain of the Company's costs. Sales to Baxter for each of 2003, 2002 and 2001, were $6,920,000, $6,683,000 and $6,926,000, respectively. Sales to Intel and Unifoil are made on an individual purchase order basis. Sales to Intel for each of 2003, 2002 and 2001, were $4,132,000, $1,638,000 and $1,206,000, respectively. Sales to Unifoil for each of  2003,  2002 and  2001,  were  $2,860,000,  $930,000  and  $101,000, respectively.

Manufacturing and Production

Much of the Company's machinery and equipment was engineered and developed by the Company. Technical manufacturing efficiencies allow the Company to maintain high quality standards while producing products efficiently. The Company's introduction  of a 60"  wide  holographic  embosser  has  given  the  Company  a
competitive   cost   advantage  over  the  industry  norm  of  6"  to  30"  wide capabilities. Management of the Company believes this has significantly increased the potential applications for holographic products.

The  Company  obtained  ISO  9001   registration   from  an  approved  ISO  9001
accreditation firm in June 1995, which permits the Company to offer certification programs to its customers, thereby eliminating the need for the customers to make incoming inspections of the Company's products and also providing just-in-time inventory, reducing customers' inventory carrying costs. The Company successfully received re-certification to the newer standards ISO9001/2000 in August 2003.

ISO9001/2000 registration requires continuing compliance with a series of generic standards that provide quality management direction as well as quality assurance requirements, guidelines and the Company's customers must acknowledge satisfaction with the Company's products. These standards were originally published in 1987 by the International Standards Organization. The same standards  apply  to  all  service  and  manufacturing  companies.  To  maintain
ISO9001/2000 registration, a company must not only meet the registration standards at the time of initial registration, but also must meet them on an ongoing basis during annual inspections. Compliance with the registration standards provides assurance to customers that a company's quality systems are consistently capable of providing products that meet the customers' requirements. Management of the Company believes that registration to one of the ISO9001/2000 standards will be required in the future to sell products in the European Union. In addition, many United States customers, including the Company's largest client, Baxter Healthcare Corporation and others, have acknowledged the value of registration.

Product Protection

The Company's success is heavily dependent upon its proprietary formulae and scientific and manufacturing know-how. Accordingly, the Company relies upon trade secrets and other unpatented proprietary information in its product development. All employees sign an agreement providing for confidentiality and the assignment of invention rights to innovations developed by them while employed by the Company. There can be no assurance that these agreements effectively will prevent disclosure of the Company's confidential information.

Competition

CFC competes with a number of companies in the transferable chemical coatings industry. The Company is aware of only one competitor, Leonhard Kurz & Co. GmbH, which competes with the Company in most of the Company's markets. This competitor announced to its customers in October 2003 that they were exiting the printed pattern products market early in 2004, and did in fact exit this market in February 2004. Customer criteria for purchase of products include product quality, innovation and engineering capability, price, availability and service. The Company believes that it competes favorably on these factors.

Competitors range from small enterprises to divisions or subsidiaries of large multi-national conglomerates with greater financial and management resources than the Company. CFC uses a partnership approach in its relations with its major customers. This approach includes the Company becoming an extension of their customer's R&D.

The transferable chemical coatings industry not only requires specialized knowledge and technology, but also is capital intensive, requiring expensive difficult-to-construct and difficult-to-operate machinery and equipment to apply the specialty chemicals on to the film carrier. A production facility must also comply with stringent federal, state and local environmental laws and regulations.

The Company competes with three significant producers of holographic products in the United States, two of which have greater financial and management resources than the Company. The Company believes that the principal factors affecting competition are the basic design of the holograms, quick turnaround of art origination, consistency of embossing, low-cost manufacturing, the quality and brightness of the image and competitive pricing. The Company believes that it competes favorably on these factors.

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

Governmental Regulation

The Company's operations are subject to federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage and disposal of solid and hazardous wastes. The Company has installed equipment and procedures, which the Company believes result in controls substantially in excess of those required for full compliance with applicable state and federal environmental requirements. To better control airborne environmental emissions, the Company installed a stack and catalytic afterburner in 1992, which is currently designated by EPA standards as Maximum Achievable Control Technology and which, in tests observed in December 1997 by the Illinois EPA, resulted in a 100% capture and 99.6% destruction rate of the airborne pollutants generated by the Company's manufacturing processes, greatly exceeding the 81.0% EPA standard. Because both technology and applicable laws and regulations are evolutionary and subject to change, the Company cannot predict with any certainty the investments and expenditures that it will be required to make to comply with these changing laws and regulations. The Company received approval from the Illinois EPA in August 2003 to install two thermal regenerating oxidizers, which increase the Company's production capacity and reduce its operating costs primarily due to a more efficient heat exchange system. The new oxidizers were successfully switched on in December 2003.

Employees

As of December 31, 2003, the Company had approximately 357 full-time employees. These included 190 in manufacturing, 67 in support services, 49 in marketing and sales, 26 in research and development and 25 in administration and management. Certain manufacturing employees of the Company's in Germany are covered by collective bargaining agreements. The Company has never experienced a significant work stoppage and considers its employee relations to be good.

ITEM 2.  PROPERTIES

The Company owns a 150,000 square foot building at 500 State Street in Chicago Heights, Illinois which houses its corporate headquarters and its primary manufacturing operations, and currently utilizes approximately 75% of the building's capacity. The Company's other principal properties are leased and include the following: a 38,000 square foot intaglio printing facility and a 25,000 square foot assembly and warehouse facility in Countryside, Illinois; a 10,000 square foot warehouse in Chicago Heights; a 10,000 square foot facility in a suburb of London, England; and a 79,000 square foot manufacturing, warehouse, laboratory and office facility in Goppingen, Germany. The Company considers its properties to be adequate to conduct its business for the foreseeable future and believes that it would be able to acquire or lease additional property, if needed, on terms acceptable to the Company. The Company signed a term sheet in December 2003 to acquire the property immediately west of its Chicago Heights, Illinois property. This property is 5.7 acres and contains a 58,000 square foot building that is suitable for the Company's business. There is approximately 80,000 square feet of green space for future expansion. The Company completed the acquisition in February 2004.

ITEM 3.  LEGAL PROCEEDINGS

The Company's former parent was named by government environmental agencies as a "potentially responsible party" with respect to environmental liabilities at the Fisher-Calo Superfund site in Kingsbury, Indiana in 1991. The former parent and other potentially responsible parties entered into a settlement agreement with the governmental agencies in 1991 that provides for remediation of the site and estimated the cost to be approximately $39 million based upon available facts. While the Company has been named a potentially responsible party, the former parent and the Company have reached an agreement whereby the former parent and the Company will share equally in 0.24% (or 0.12% each) of the total cost of remediation that is ultimately determined to be attributed to waste produced by the Company's former parent. There is no assurance that remediation of the Fisher-Calo site can be accomplished for $39 million. In 1992, the Company recorded a liability of approximately $300,000 related to these matters, of which approximately $50,000 was paid in 1996. In 2000, the Company revised its estimate and reduced the accrual by approximately $110,000. In January 2002, the Company made a payment of approximately $44,000 representing a progress payment for remediation of this site. At December 31, 2003, the remaining accrual is approximately $96,000, representing in management's opinion its estimate of expected future costs, based upon investigation of the quantities and types of waste disposed and the other parties involved in the remediation of this site. The adequacy of the accrued liability is reviewed periodically as additional information becomes available.

In November 2001, the Company was notified from the former parent that it may be a potential responsible party with respect to environmental liabilities at the Galaxy Superfund site in Elkton, Maryland. At this time, the Company's liability, if any, cannot be ascertained, however, management believes this will not have a material effect on the financial statements and at December 31, 2003, no reserve has been established.

In September 2003, the Company was notified by Clariant Corporation ("Clariant") that certain lots of pigment Clariant provided to the Company contained polychlorinated biphenyls ("PCB's") in excess of Federal regulations. The Company immediately quarantined all material containing this pigment and ceased production using this pigment. Samples of products produced with this pigment were sent to an outside independent laboratory for testing. The results indicated that in the Company's product, the pigment with the PCB's is encased in a strong organic matrix that can only be broken with a highly polar solvent. The Company's customers came to the conclusion that their respective products did not need to be recalled based upon their further testing and investigation. The customers did want to return all products containing the suspect pigment.
The Company has issued credits to affected customers, and as a result has a receivable from Clariant in the amount of $355,000 as of December 31, 2003, which it collected in March 2004.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


The Company's common stock, par value $.01 per share ("Common Stock"), is traded in the Nasdaq National Market tier of The Nasdaq Stock Market ("Nasdaq"), under the symbol "CFCI." On December 31, 2003, the last reported sale price of the Common Stock on the Nasdaq National Market was $5.30 per share. At March 12, 2004, there were approximately 136 record holders of the Common Stock. The table below sets forth the high and low sales prices of shares of Common Stock on the Nasdaq National Market as reported by Nasdaq for the periods indicated.


                               Market Information
                                                           Price per Share of
                                                              Common Stock
                                                             High       Low
                                                             ----       ---
Year Ended December 31, 2003
       1st Quarter.........................................  4.75       4.25
       2nd Quarter.........................................  6.15       4.33
       3rd Quarter.........................................  6.50       4.34
       4th Quarter.........................................  7.00       4.75
Year Ended December 31, 2002
       1st Quarter.........................................  5.00       3.78
       2nd Quarter.........................................  5.10       3.95
       3rd Quarter.........................................  4.70       3.79
       4th Quarter.........................................  5.45       4.00


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

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data set forth below has been derived from the financial statements of the Company. This selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes thereto appearing elsewhere in this Annual Report.

                                             Year Ended December 31,
                              --------------------------------------------------
                                 2003       2002     2001      2000      1999
                                 ----       ----     ----      ----      ----
                                   (In thousands, except per share data)
Income Statement Data:
Net sales ...................  $ 62,788  $ 61,878  $ 61,995  $ 68,240  $ 66,147
Cost of sales
  (excluding depreciation
  and amortization) .........    42,455    38,492    41,033    43,064    42,598
Selling, general and
  administrative ............    13,301    13,118    13,333    15,822    14,010
Research and development ....     2,167     2,042     2,222     2,745     2,022
Depreciation and amortization     4,193     3,956     4,076     4,225     3,329
International consolidation
  expense ...................        --        --        --       768        --
                               --------  --------  --------  --------  --------
Operating income ............       672     4,270     1,331     1,616     4,188
Interest expense ............     1,110     1,241     1,484     1,336     1,030
Interest income .............        --       (29)      (10)      (59)       --
Other expense ...............        --        --        16        --        20
Interest rate swap
  valuation provision .......        48        --        --        --        --
Other income ................       (26)     (219)      (29)     (163)      (29)
                               --------  --------  --------  --------  --------
(Loss) income before taxes ..      (460)    3,277      (130)      502     3,167
(Benefit) provision for
  income taxes ..............      (298)      998       (55)      180       922
                               --------  --------  --------  --------  --------
Net (loss) income ...........  $   (162) $  2,279  $    (75) $    322  $  2,245
                               ========  ========  ========  ========  ========

Basic and diluted (loss)
  earnings per share.........  $  (0.04) $   0.51  $  (0.02) $   0.07  $   0.49


Other Data:
Capital expenditures.........  $  4,067  $  2,544  $  2,359  $  3,758  $  2,958
Depreciation and
  amortization (1)...........     4,193     3,956     4,076     4,225     3,329
EBITDA (2)...................     4,865     8,226     5,407     5,841     7,517
Net cash provided by
  operating activities........    3,034     7,257     7,696     2,066     3,095
Net cash used in
  investing activities........   (4,067)   (2,088)   (2,359)   (7,290)   (7,048)
Net cash provided by
  (used in) financing
  activities..................      693    (1,888)   (2,182)    3,372       355

Balance Sheet Data:
Working capital............... $ 10,524  $ 12,178  $ 12,764  $ 14,940  $ 15,076
Total assets..................   65,515    58,607    55,197    56,401    55,362
Total debt (3 & 4)............   24,782    21,486    22,134    24,418    21,029
Stockholders' equity..........   27,929    26,370    22,642    23,095    23,745
----------------
(1) Depreciation and amortization excludes amortization related to debt financing costs.
(2) The Company believes earnings before interest expense, income taxes, depreciation and amortization (EBIDTA) is an useful measurement for its business because management understands that such information is considered by certain investors as an additional basis on which to evaluate the Company's ability to pay interest, repay debt and make capital expenditures. EBIDTA should not necessarily be considered as an alternative to net income or cash flows from operating activities which are determined in accordance with Generally Accepted Accounting Principles as an indicator of operating performance or as a measure of liquidity. The table following reconciles net income to EBIDTA as defined:

                                             Year Ended December 31,
                              --------------------------------------------------
                                 2003       2002     2001      2000      1999
                                 ----       ----     ----      ----      ----
                                                  (In thousands)
     Net (loss) income.......  $  (162)  $  2,279   $  (75)  $   322   $  2,245
     Add back (subtract):
     Income taxes (benefit)
       provision.............     (298)       998      (55)      180        922
     Interest, net...........    1,110      1,212    1,474     1,277      1,030
     Depreciation and
       amortization .........    4,193      3,956    4,076     4,225      3,329
     Interest rate swap
       valuation
       provision..                  48          -        -         -          -
     Other (loss) income,
       net...................      (26)      (219)     (13)     (163)        (9)
                               --------  --------  --------  --------  --------
     EBITDA                    $ 4,865   $  8,226  $ 5,407   $ 5,841   $  7,517
                               ========  ========  ========  ========  ========

(3)  Includes current and long-term portions of debt.
(4)  The Company's debt agreements prohibit the payment of dividends.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company formulates, manufactures and sells chemically-complex, transferable multi-layer coatings for use in many diversified markets such as furniture and building products, pharmaceutical products, transaction cards, including credit cards, debit cards, ATM cards and access cards, intaglio printing and on sophisticated embossable coatings for holographic packaging and authentication seals. The Company also has developed a sophisticated fulfillment system. During the period from 1999 to 2003, the Company has experienced, and expects to continue experiencing, shifts in the relative sales and growth of its various products. The Company believes that such shifts are in the ordinary course of business and are indicative of its focus on specific niche markets. The strength of European currencies in 2003 caused an increase in sales of $2.5 million compared to 1999. Holographic products net sales increased from $10.4 million in 1999 to $14.9 in 2003, primarily due to growth in authentication sales and consumer products packaging. Printed products net sales declined from $17.5 million in 1999 to $17.1 million in 2003. This decline in net sales is primarily due to the decline in the manufactured housing market, and competition from low priced imports from Asia. Pharmaceutical products net sales increased from $9.1 million in 1999 to $11.1 million in 2003, primarily due to the growth of European sales and an aging population. Security products net sales decreased from $8.8 million in 1999 to $8.4 million in 2003, primarily due to a decline in magnetic stripe sales and signature panels due to lower selling prices as a result of increased competition in this market, which was offset by the Company's entry into the gift card business. Specialty pigmented and simulated metal products net sales decreased from $20.3 million in 1999 to $11.3 million in 2003, primarily due to the Company exiting low margin business.

In October 2003, a major competitor in printed woodgrain patterns announced it was not going to service its United States market as of February 1, 2004, and did in fact exit the market at this time. As a result, the Company anticipates a substantial sales increase in this product line. Due to the anticipated increase in domestic production, the Company is in the process of transferring production of printed woodgrain products sold in Europe to its German operations to create additional domestic capacity, maximize European production and, as part of a business strategy, to utilize our tax net operating loss carryforward in Germany. The Company anticipates mid-single digit growth in its pharmaceutical products due to the aging of the world population, and the projected increase in demand for medical services. The evolving gift card market appears to be favoring companies that can perform the backroom bookkeeping, which the Company is not currently involved in, as well as produce the cards themselves, and such movement will hold back growth in this product line.

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

Results of Operations

The following table sets forth, for the periods indicated, certain income statement data as a percentage of net sales for such periods:

                                                          December 31,
                                                ------------------------------
                                                2003         2002        2001
                                                ----         ----        ----
Net sales ................................      100.0%       100.0%      100.0%
Cost of goods sold
  (excluding depreciation
  and amortization) ......................       67.6         62.2        66.2
Selling, general and administrative ......       21.2         21.2        21.5
Research and development .................        3.5          3.3         3.6
Depreciation and amortization ............        6.6          6.4         6.6
                                                -----        -----       -----
Operating income .........................        1.1          6.9         2.1
Interest expense and other
  (income) expense .......................        1.8          1.6         2.3
                                                -----        -----       -----
(Loss) income before taxes ...............       (0.7)         5.3        (0.2)
(Benefit) provision for
  income taxes ...........................       (0.5)         1.6        (0.1)
                                                -----        -----       -----
Net (loss) income ........................       (0.2%)        3.7%       (0.1%)
                                                ======       ======      ======

2003 Compared to 2002

Net sales for the year ended December 31, 2003 increased 1.5% to $62.8 from $61.9 million for the year ended December 31, 2002. Holographic product net sales increased 25.8% to $14.9 from $11.8 million for the year ended December 31, 2002, primarily due to gains in the packaging market plus an increase in sales of security labels due to increased penetration and new security features. Printed products net sales for the year ended December 31, 2003 decreased 3.0% to $17.1 million from $17.7 million for the year ended December 31, 2002. This was primarily due to a decrease in volume due to competition from low priced Asian imports. Security products (mag stripe, signature panels, tipping products for credit cards, intaglio printed documents and gift cards) net sales decreased 25.8% to $8.4 from $11.3 million. This decrease is due primarily to a decrease in volume of gift card business associated with a customer that was working off excess inventory it purchased last year. Pharmaceutical product net sales increased 4.0% to $11.1 from $10.6 million, primarily as a result of sales to existing European customers in the first half of 2003. Net sales of specialty pigmented and simulated metal products increased 8.4% to $11.3 from $10.5 million, primarily due to the appreciation of the Euro, somewhat offset by a decrease in domestic sales due to the Company exiting lower margin business.

Cost of goods sold for the year ended December 31, 2003 increased 10.3% to $42.5 from $38.5 million for the year ended December 31, 2002. Higher scrap domestically, coupled with the strength of the Euro in converting European manufacturing costs into U.S. dollars and a decrease in the gift card business sales volume which has a lower percent cost (as the material is provided by the customer), resulted in the increased costs. In addition, the Company incurred costs necessary to retain trained production people in anticipation of an increase in its printed woodgrain patterned products because of a major competitor exiting the market. The Company also incurred costs in hiring and training new printed woodgrain patterns production personnel in the mid-fourth quarter 2003. Lastly, in 2002, the Company benefited from volume purchases which were not as high in 2003. The cost of sales as a percentage of net sales for the year ended December 31, 2003 was 67.6% as compared to 62.2% for the year ended December 31, 2002. The increase in cost of goods sold as a percentage of net sales was due to the reasons noted above.

Selling, general and administrative expenses increased 1.4% in 2003 to $13.3 from $13.1 million in 2002. The increase in selling, general and administrative expenses is primarily due to the strength of the Euro, in the amount of approximately $800,000, and a $300,000 benefit related to a settlement of past sales tax liabilities with the State of Illinois in 2002 that did not repeat in 2003, offset by open employment positions in 2003. As a result, selling, general and administrative expenses for the year ended December 31, 2003 and 2002 stayed at 21.2% as a percentage of net sales.


Research and development expenses for the year ended December 31, 2003 increased 6.1% to $2.2 from $2.0 million for the year ended December 31, 2002. The increase in research and development expense was primarily due to cost of living adjustments. Research and development expenses for the year ended December 31, 2003 and December 31, 2002 as a percentage of net sales were 3.5% and 3.3%, respectively.

Depreciation and amortization expense for the year ended December 31, 2003 increased 6.0% to $4.2 from $4.0 million for the year ended December 31, 2002. This increase was primarily due to the strength of the Euro. Depreciation and amortization expense as a percentage of net sales for the year ended December 31, 2003 increased to 6.6% from 6.4% for the year ended December 31, 2002.

Operating income for the year ended December 31, 2003 decreased 84.3% to $0.7 from $4.3 million for the year ended December 31, 2002. Operating income for the year ended December 31, 2003, decreased as a percentage of net sales to 1.1% from 6.9% for the year ended December 31, 2002 due to the reasons noted above with respect to changes in revenues and expenses.

Interest expense for the year ended December 31, 2003 decreased 10.6% to $1.1 from $1.2 million for the year ended December 31, 2002. The decrease in interest expense was a result of a decrease in the rate of interest paid.

Interest income for the year ended December 31, 2003 decreased to $0 from $29,000 for the year ended December 31, 2002. This decrease was primarily the result of the Company receiving interest on income tax refunds in the second and fourth quarters of 2002 that was not repeated in 2003.

Other income for the year ended December 31, 2003 decreased to $25,000 from $219,000 for the year ended December 31, 2002. This decrease was primarily the result of the one-time gain on sale of a manufacturing facility in Goppingen, Germany in the first quarter of 2002.

The change in (benefit) provision for income taxes is principally related to the change in (loss) income before income taxes. Because of the amount of the loss generated in 2003, permanent tax items had a more significant effect on the taxable income and the tax provision recorded during the year.

Net (loss) income for the year ended December 31, 2003 decreased to ($161,900) from $2,278,700 for the year ended December 31, 2002. The net loss for the year was due to reasons discussed previously with respect to changes in revenues and expenses.

2002 Compared to 2001

Net sales for the year ended December 31, 2002 decreased 0.2% to $61.9 million from $62.0 for the year ended December 31, 2001. Holographic product net sales increased 12.0% to $11.8 million for the year ended December 31, 2002 compared to $10.5 million for the year ended December 31, 2001, primarily due to gains in the packaging market offset by a decrease in sales of security labels to prevent counterfeiting to a major customer whose volume declined. Printed products net sales increased 0.8% to $17.7 from $17.5 million for the year ended December 31, 2002 and the year ended December 31, 2001. This was primarily due to an increase in market share. Security products (mag stripe, signature panels, tipping products for credit cards, intaglio printed documents and gift cards) net sales increased 20.2% to $11.3 million from $9.4 million. This increase is due primarily to the Company's entry into the gift card market, plus increased magnetic stripe sales due to new product offerings, offset by lower sales of security documents to a foreign government. Pharmaceutical product net sales decreased 0.3% to $10.6 million, from $10.7 million primarily as a result of lower sales in Latin and South America. Net sales of specialty pigmented and simulated metal products decreased 24.4% to $10.5 million from $13.9 million, primarily due to the disruption in servicing the Company's European customers due to the February 2002 backfire on a coating press in the Company's German operations that constrained capacity during the first three quarters of 2002. This press had five of the six stations up and running on April 2, 2002. The sixth station became operable the middle of June 2002, but did not reach full efficiency until October 2002. During the periods in which these stations were inoperable, many products had to be routed to alternative machines for production, resulting in strained capacity, lower production, and, consequently lower sales.

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

Annual Results of Operations

The following table presents unaudited financial information for each of the quarters in the period ended December 31, 2003 and 2002. This data has been prepared on a basis consistent with the audited financial statements appearing elsewhere in this Report, and in the opinion of management, includes all necessary adjustments (consisting only of normal recurring adjustments) required to present fairly the unaudited consolidated annual results when read in conjunction with the audited consolidated financial statements of the Company and notes thereto appearing elsewhere in this Report. The results of operations for any quarter are not necessarily indicative of results to be expected for any future period.

                                        Quarter Ended
                  -------------------------------------------------------------
                  Dec.    Sept.   June    Mar.    Dec.    Sept.   June    Mar.
                   31,     30,     30,     31,     31,     30,     30,     31,
                  2003    2003    2003    2003    2002    2002    2002    2002
                  ----    ----    ----    ----    ----    ----    ----    ----
Net sales ......$15,314 $15,074 $16,690 $15,710 $15,956 $16,649 $14,431 $14,842
Cost of goods
  sold ......... 10,841  10,467  10,967  10,180   9,426  10,272   9,324   9,470
Selling, general
  and adminis-
  trative.......  3,289   3,191   3,513   3,308   3,218   3,485   3,208   3,207
Research and
  development...    543     540     555     530     473     538     517     513
Depreciation and
  amortization .    936   1,094   1,084   1,078   1,051   1,042     960     903
Total operating
  expense....... 15,609  15,292  16,119  15,096  14,168  15,337  14,009  14,093
Operating (loss)
  income........   (295)   (218)    571     614   1,788   1,312     422     749
Interest expense.   287     314     242     267     255     330     326     330
Interest income..    --      --      --      --     (14)     --     (15)     --
Interest rate swap
  valuation
  (benefit)
  provision ...     (59)    (71)    178      --      --      --      --      --
Other income ..      (6)     (6)     (7)     (7)     --     (11)     (7)   (200)
                 ------- ------- ------- ------- ------- ------- ------- -------
(Loss) income
  before
  taxes .......    (517)   (455)    158     354   1,547     993     118     619
(Benefit)
  provision
  for income
  taxes .......    (315)   (139)     48     108     459     318      23     197
                 ------- ------- ------- ------- ------- ------- ------- -------
Net (loss)
  income ......  $ (202) $ (316) $  110  $  246  $1,088  $  675  $   95  $  422
                 ======= ======= ======= ======= ======= ======= ======= =======

Percentage of Net Sales
Net sales......   100.0%  100.0%  100.0%  100.0%  100.0%  100.0%  100.0%  100.0%
Cost of goods
  sold.........    70.8    69.4    65.7    64.8    59.0    61.7    64.6    63.8
Selling, general
  and
  administrative.  21.5    21.1    21.1    21.0    20.2    20.9    22.2    21.6
Research and
  development..     3.5     3.6     3.3     3.4     3.0     3.2     3.6     3.5
Depreciation and
  amortization.     6.1     7.3     6.5     6.9     6.6     6.3     6.7     6.1
Total operating
  expense......   101.9   101.4    96.6    96.1    88.8    92.1    97.1    95.0
Operating (loss)
  income.......    (1.9)   (1.4)    3.4     3.9    11.2     7.9     2.9     5.0
Interest expense.   1.9     2.1     1.4     1.6     1.6     2.0     2.3     2.2
Interest income..   0.0     0.0     0.0     0.0    (0.1)    0.0    (0.1)    0.0
Interest rate
  swap valuation
  (benefit)
  provision ...    (0.4)   (0.5)    1.1     0.0     0.0     0.0     0.0     0.0
Other income ..     0.0     0.0     0.0     0.0     0.0    (0.1)   (0.1)   (1.3)
                 ------- ------- ------- ------- ------- ------- ------- -------
(Loss) income
  before taxes..   (3.4)   (3.0)    0.9     2.3     9.7     6.0     0.8     4.1
(Benefit)
  provision
  for income
  taxes........    (2.1)   (0.9)    0.3     0.7     2.9     1.9     0.1     1.3
                 ------- ------- ------- ------- ------- ------- ------- -------
Net (loss)
  income.......    (1.3%)  (2.1%)   0.6%    1.6%    6.8%    4.1%    0.7%    2.8%
                 ======= ======= ======= ======= ======= ======= ======= =======

Gross margin in the third and fourth quarters of 2003 are lower than the prior year because of the lower volume of gift card business in 2003, which has a higher margin because no material costs are associated with this product group. The increase in sales in the third and fourth quarter of 2002 was due to the gift card business. In the first quarter of 2002, other income includes gains from a sale of an older manufacturing facility in Germany. The second quarter of 2002 includes the settlement of the sales tax liability. The fourth quarter of 2002 includes the majority of research and experimentation credit refund. In addition, the fourth quarter of 2003 and 2002 had volume purchase discounts earned from suppliers which the Company had previously estimated would not be earned.

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

Deferred Income Taxes. Deferred income taxes are provided for temporary differences between the basis of assets and liabilities for financial reporting purposes and the basis of such assets and liabilities as measured by tax laws and regulations, as well as net operating losses, tax credit and other carryforwards. SFAS 109, "Accounting for Income Taxes," requires that deferred tax assets be reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. This assessment requires significant judgment.

The Company evaluates the recoverability of its deferred tax assets on an ongoing basis. In making this evaluation during 2003, the Company considered all available positive and negative evidence, including past results in the U.S. and Germany, the existence of losses in Germany since the acquisition of the CFC Oeser business, and the Company's forecast of future taxable income. The forecast of future taxable income in Germany exceeds the Company's historical performance and reflects the Company's best assumptions about the likely impact of several major 2003 events and other items that are expected to improve the German operation's future profitability, including:

o The movement of production of printed woodgrain products from U.S. operations to German operations.

o Realization of anticipated cost savings for actions taken which include employee terminations, reductions in material procurement prices, and the closing of the U.K. finishing and warehouse operations.

o Additional sales volume from new customers as a result of a printed woodgrain competitor which exited the U.S. market.

The foreign net operating loss carry forwards (NOL's) totaling 6.7 million Euros at December 31, 2003 relate to taxable losses in Germany and may be carried forward to offset future taxable income in Germany. At present, the unused NOL's have no expiration dates. In December 2003, new German tax regulations with regards to NOL's were approved and became effective January 1, 2004. The new regulations limit the annual utilization of the NOL carryforward to one million Euros of taxable income and 60% of the amount of taxable income in excess of one million Euros. During the third quarter of 2003, the Company developed a business strategy to shift production of certain printed woodgrain products sold in Europe to its German operations. This has the benefit of creating capacity domestically to serve the anticipated increase in printed woodgrain patterns caused by the major competitor announcing its exiting of the United States market.

In determining the amount of future taxable income, a number of additional assumptions were made, including the amount of U.S. and German pre-tax operating income. While these assumptions require significant judgment, they are consistent with the plans and estimates the Company is using to manage the underlying business. The Company believes that it is more likely than not to recover its net deferred tax asset of $1.5 million (including $3.3 million related to the German NOL carryforward) at December 31, 2003. However, recovery is dependent on the achievement of forecasted future taxable income. The Company will review its forecast in relation to actual results and expected trends on an ongoing basis. Failure to achieve its business plan targets, particularly in Germany, may change its assessment regarding the recoverability of the net deferred tax asset and would result in the need to record a valuation allowance which would result in additional income tax expense, a reduction in stockholders' equity and could have a significant impact on the Company's earnings. Further, changes to the German tax laws could also affect the level of the Company's deferred tax assets.

Inventories. Inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out (FIFO) basis. Inventory cost includes cost of raw material, labor and overhead. Provisions are made to reduce excess and obsolete inventories to their estimated net realizable value. The process for evaluating the value of excess and obsolete inventory requires the Company to make judgments and estimates concerning future sales levels, quantities and prices at which such inventory will be sold in the normal course of business.

Intangible Assets. Intangible assets include the excess of cost over the fair value of net assets of businesses acquired (goodwill) and holographic base coat and worldwide holographic rights. These assets are being amortized on a straight-line basis over periods of 10 to 15 years and assume no residual value. Beginning January 1, 2002, the Company no longer amortizes goodwill (see footnote 3 to the financial statements) and reviews it for impairment on an annual basis.

Depreciation. Property and equipment are amortized using the straight line method over useful lives that range from three to 25 years. A significant portion of fixed assets are machinery and manufacturing equipment that are depreciated over 10 to 15 year lives and assume no residual value.

Revenue recognition. Under the terms of its sales agreements with customers, the Company recognizes revenue when persuasive evidence of an arrangement exists, title has transferred, generally upon product shipment based upon shipping terms, price is fixed and collection is reasonably assured. For certain transactions, which are not material, revenue is recognized upon completion of manufacturing, or upon use by the customer.

Warranty costs. Certain return privileges exist for the possibility of sub-standard goods. Customers have a right to inspect goods within 30 days of receipt. Beginning in early 2004, the Company expanded the warranty period to 60 days for selected printed patterns, to meet changes in customer expectations.
The Company records an estimated provision for possible returns, using historical experience at the time revenue is recognized. Historically, returns have been less than 0.5% of net sales.

Liquidity and Capital Resources

The Company's primary sources of working capital have been net cash provided by operating activities and net borrowings under various loan agreements. Net cash provided by operating activities was $3,040,000, $7,257,000 and $7,696,000 for the years ended December 31, 2003, 2002 and 2001, respectively. A significant portion of cash flow from operations is generated by income from operations and depreciation and amortization expense. At December 31, 2003 and 2002, the Company had cash and cash equivalents totaling $5.7 million and $6.0 million, respectively.

The Company's capital expenditures were $4,064,000, $2,544,000 and $2,359,000 for the years ended December 31, 2003, 2002 and 2001, respectively. The Company purchased the land and building adjacent to the West of the Company's Chicago Heights, Illinois facility for $1.6 million on February 12, 2004. The Company financed the purchase with borrowings under its revolving loan. The Company is pursuing interest favorable financing which it anticipates closing mid-year 2004. In addition, the Company anticipates capital expenditures in 2004 of approximately $4.0 million to be funded with cash flows generated by operations and available lines of credit.

Credit Arrangements.

The Company and its subsidiaries have a combination of revolving and term credit arrangements (collectively the "Credit Agreements") for total borrowings of $32.5 million. The credit agreements also provide for $16,412,912 in the form of standby letters of credit to guarantee the foreign borrowing. At December 31, 2003 outstanding borrowings consisted of:

                                                                          2003
                                                                          ----
Revolving borrowings:
  Domestic .....................................................     $ 1,550,000
  Europe .......................................................       5,126,494

Mortgage Note Payable, face amount of $2,625,000;
  bearing interest fixed at 4.82% at December 31, 2003
  (see interest rate swap discussion below), payable
  in monthly principal and interest of $20,431 with a
  final payment of $2.2 million on November 1, 2008,
  secured by related property ..................................       2,199,432

Term Loan payable, face amount of $5,800,000;
  bearing interest at fixed 4.43% at
  December 31, 2003 (see interest rate swap
  discussion below), payable in monthly principal
  and interest payments of $81,117, due on
  February 1, 2008, secured by assets of the
  U.S. operations ..............................................       4,072,323

Equipment Note Payable, face amount of $2,000,000,
  $1,098,617 drawn at December 31, 2003; bearing
  interest at prime (4.0% at December 31, 2003),
  payable in 84 monthly principal installments
  of $15,500, balance due on December 26, 2010,
  secured by two oxidizers .....................................       1,098,617

Industrial Revenue Bond, face amount of $4,005,000,
  bearing interest at a floating weekly rate and
  payable monthly (1.35% at December 31, 2003),
  such rate capped at 12%, requiring annual principal
  payments of $200,250 through 2007 with the final
  balance due on June 1, 2008, secured by a standby
  letter of credit .............................................       2,602,738

Convertible Subordinated Note Payable, face
  amount of $3,000,000; bearing interest at 6%,
  payable in nine annual principal payments of $333,333
  through September 2006 .......................................       1,000,000

Term Loan Payable, face amount of 3,000,000 Euro;
  bearing interest at 6.25%, payable monthly,
  requiring quarterly principal installments of
  37,500 Euro, final balance due April 30,2006,
  secured by standby letter of credit ..........................       3,260,509

Term Loan Payable, face amount of 4,243,723 Euro;
  bearing interest at 5.0%, requiring quarterly
  principal installments of 87,942 Euro, interest
  payable quarterly, this loan is due March 30, 2004
  and the Company is in the process of renewing,
  secured by standby letter of credit ..........................       3,242,012

Two local European bank accommodation loans,
  face amount 560,226 Euro, bearing interest at 2.95%,
  payable monthly, maturing February 23, 2004
  which the Company expects to rollover in 2004 ................         630,050
                                                                     -----------
                                                                     $24,782,175
                                                                     ===========

The year-end Euro exchange rate used to convert Euro denominated debt to U.S. dollars was 1.2601 at December 31, 2003.

The Company's revolving credit arrangements provide for maximum borrowings, based upon eligible inventory and receivables balances, of approximately $14.3 million (7 million Euros and U.S. $5.5 million). Amounts available under these arrangements as of December 31, 2003 were $7.7 million. Borrowings under the revolving credit agreements bear interest ranging from prime to 1.5% over LIBOR. At December 31, 2003, the weighted average interest rate on outstanding domestic revolving borrowings was 3.11% and 3.37% on the European revolving loans. The revolving credit arrangements expire at various dates beginning in 2003 through 2005. Under the domestic credit line, the Company is required to pay an annual fee for the unused portion at an amount equal to .125% times the daily average of the unused portion.

On January 31, 2003, the Company's domestic financing agreements, which provide for revolving credits, term loans and a mortgage, were extended. The Company's main revolving loan was renewed through April 1, 2005. The term loans and mortgage were extended to November 1, 2008. A prepayment penalty of $122,000 was rolled into the principal of the term loan, and the monthly principal payments and interest were changed to $81,117 and the final balloon payment of $801,574.

The Company has the ability under its domestic financing agreements to fix its rate of interest at LIBOR plus 1.50%, and on April 4, 2003, the Company executed two interest rate swap agreements to fix the interest rates on the Company's U.S. term loans. The Company entered into these agreements to reduce the risk of adverse changes in variable interest rates. The notional amounts were $4,606,324 (with a fixed rate of 4.43%), and $2,303,840 (with a fixed rate of 4.82%) on April 4, 2003. The swap agreements terminate on January 31, 2008. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. These derivatives do not qualify for hedge accounting and accordingly, the Company has recorded these derivative instruments and the associated assets or liabilities at their fair values with the related gains or losses recorded as other income or expense in the consolidated statements of operations.

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

The Subordinated Convertible Note (the "Note") is convertible, in whole or in part, at the option of the holder into Common Stock of the Company at a conversion price of $14.00 per share. The Note has been callable, since September 3, 2000, at premiums starting at 102% of face value and declining thereafter. In addition, the Note is callable if the Company's stock price exceeds 110% of the conversion price for twenty consecutive days. The Company's stock price since the date of issuance of the debt has been below the conversion price and no beneficial conversion feature existed at the date of issuance. Accordingly, no portion of the proceeds from issuance was accounted for as attributable to the conversion feature. The Note agreement contains covenants that include certain financial tests, including restrictions on indebtedness.

The Company believes it will continue to generate cash flow from operations and expects to be profitable in 2004, primarily due to an increase in its sales of printed woodgrain patterns and holographic products. The Company will continue to consider other avenues to improve profitability such as further cost containment measures or other changes in operations including quick changeovers, longer run sizes and increased running speeds. The Company believes that the net cash provided by operating activities and amounts available under the Credit Facility will be sufficient to finance the Company's operations through 2004. Additionally, the Company historically has obtained financing on normal commercial terms to fund acquisitions and major equipment purchases, and anticipates it will be able to continue to do so in the future if opportunities or needs arise.

Contractual Cash Obligations

Future   minimum  cash   payments  due  under   contractual   obligations,   and
non-cancelable operating lease agreements are as follows:

                                                            2009 and
                                                             There-
      2004        2005        2006      2007       2008       after     Total
      ----        ----        ----      ----       ----       -----     -----


Revolver..........
  $ 6,676,494 $       -- $       -- $       -- $       -- $       -- $ 6,676,494

Mortgage
Note
Payable...........
      156,612    156,612    156,612    156,612  1,572,984         --   2,199,432

Term Loan
Payable...........
      801,000    801,000    801,000    801,000    868,323         --   4,072,323

Equipment Note
Payable ..........
      286,000    286,000    286,000    240,617         --         --   1,098,617

Industrial
Revenue Bond .....
      200,498    200,498    200,498    200,498  1,800,746         --   2,602,738

Convertible
Subordinated
Note Payable .....
      333,333    333,333    333,334         --         --         --   1,000,000

European Term
Loans ............
    1,262,129    189,015  5,681,427         --         --         --   7,132,571

Operating Lease
Obligations......
      937,657    636,303    603,180    471,208    328,420  1,187,607   4,164,375
  ----------- ---------- ---------- ---------- ---------- ---------- -----------
Total............
  $10,653,723 $2,602,761 $8,062,051 $1,869,935 $4,570,473 $1,187,607 $28,946,550
  =========== ========== ========== ========== ========== ========== ===========

Seasonality and Impact of Inflation

Historically, the Company has experienced lower net sales levels during the fourth quarter and increased net sales levels during the following first quarter. This has been primarily due to year-end depletion of inventory levels by the Company's customers and due to the holidays at the end of the year, as the Company's customers have an increased number of holiday plant closings. In addition, fourth quarter pharmaceutical product sales generally are lower as a result of the postponement of elective surgeries during holiday periods. In previous years, sales of fourth quarter printed products for use in the ready-to-assemble furniture market have been generally greater than third quarter sales in each of the previous years. Also, the gift card business sales were much stronger in the third and fourth quarter of 2002. During 2003, the gift card business did not have the same impact and the Company does not expect the same proportional impact going forward due to the growth in holography and printed products.

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

SFAS No. 142 addresses accounting and reporting for (i) intangible assets at acquisition and (ii) for intangible assets and goodwill subsequent to their acquisition. The Company's goodwill and intangible assets relate to business acquisitions, and the purchase of production processes and worldwide marketing rights related to holography and the Company's holographic products. In conjunction with the adoption of SFAS No. 142 during fiscal 2002, the Company no longer amortizes goodwill.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 did not have any impact on the Company's financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have any impact on the Company's financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which is effective for fiscal years ending after December 31, 2002. The Company intends to continue with its existing accounting policy and therefore this pronouncement will not have any impact other than to include quarterly disclosures.

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

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities an Interpretation of ARB No. 51," which is effective immediately for all variable interest entities created after January 31, 2003 and for the first fiscal year or interim period beginning after June 15, 2003 for variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not have variable interest entities that fall within the scope of this pronouncement and therefore the adoption of this pronouncement on December 31, 2003 did not have any impact on its financial statements.

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

The risks included here are not exhaustive. The Company operates in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for the Company to predict all such risk factors, nor can the Company assess the impacts of all such risk factors on its business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. The Company has no obligation to revise or update these forward-looking statements to reflect events or circumstances that arise after February 18, 2004 or to reflect the occurrence of anticipated events.

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

Quantitative and Qualitative Disclosures about Market Risk

The Company does not use derivative financial instruments to address currency or commodity pricing risks. The following methods and assumptions were used to estimate the fair value of each class of financial instruments held by the Company for which it is practicable to estimate that value. The carrying amount of cash equivalents approximates their fair value because of the short maturity of those instruments. The estimated fair value of accounts receivable approximated its carrying value at December 31, 2003 and 2002 based upon analysis of their collectability and net realizable value. The estimated fair value of the Company's long-term debt approximated its carrying value at December 31, 2003 and December 31, 2002, based upon market prices for the same or similar type of financial instrument. The Company minimizes its exposure to the impact of fluctuation in foreign exchange rates in situations for certain sales for products sold in Europe but manufactured in the U.S. through the movement of production of those products to Europe. There are no other activities of the Company where management believes exchange rates have a material impact with respect to the underlying transactions.

Beginning in January 2003, the Company renewed its main loan agreements. The Company's U.S. term loans were renewed at a floating prime rate of interest with a one-time option to a fixed rate of interest which was fixed April 4, 2003 (see note 4 to the financial statement beginning on page 41 for more details).

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

Interest Expense

The Company's exposure to interest rate risk is minimal due to the composition of its debt instruments which consist of fixed and variable rate instruments. Certain variable rate debt instruments can also be converted to a fixed rate should interest rates rise in the future.

Euro Conversion

Member countries of the European Union have established fixed conversion rates between their existing currencies ("legacy currencies") and one common currency, the Euro. Since January 1, 2002, the new Euro-denominated notes and coins are in circulation and legacy currencies have been withdrawn from circulation. The Company has a manufacturing facility located in a member country (Germany), and the conversion to the Euro has eliminated currency exchange rate risk for transactions among the member countries, which for the Company primarily consists of payments to suppliers. In addition, because the Company uses foreign-denominated debt to meet its financial requirements and to reduce its foreign currency risks, certain of these financial instruments are denominated in Euro to finance European activities. The Company addressed all issues involved with converting to the new currency, and the conversion did not have a significant impact on its financial position, results of operations or cash flows. At December 31, 2003, the Company had total assets of $24.5 million and net assets of $9.9 million invested in Europe.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




                          INDEX TO FINANCIAL STATEMENTS


                                                                    Page
                                                                    ----

Report of Independent Auditors...............................       36

Consolidated Balance Sheets at December 31, 2003 and 2002....       37

Consolidated Statements of Operations for the years
  ended December 31, 2003, 2002 and 2001.....................       38

Consolidated Statements of Cash Flows for the years ended
  December 31, 2003, 2002 and 2001...........................       39

Consolidated Statements of Stockholders' Equity for
  the years ended December 31, 2003, 2002 and 2001...........       40

Notes to Consolidated Financial Statements...................       41-54





All other schedules are omitted because they are either not applicable or the required information is shown in the financial statements or notes thereto.

                         REPORT OF INDEPENDENT AUDITORS





To the Board of Directors and Shareholders
CFC International, Inc.



In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows and stockholders' equity present fairly, in all material respects, the financial position of CFC International, Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As  discussed  in Note 3 to the  Consolidated  Financial  Statements,  effective
January 1, 2002, the Company changed the manner in which it accounts for goodwill and other intangible assets upon the adoption of Statements of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."




PricewaterhouseCoopers LLP


Chicago, Illinois
February 18, 2004

                             CFC INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                           December 31,
                                                  -----------------------------
                                                       2003             2002
                                                       ----             ----
ASSETS
CURRENT ASSETS:
Cash and cash equivalents ....................    $  5,672,647     $  5,990,077
Accounts receivable, less
  allowance for doubtful
  accounts and customer credits
  of $814,000 (2003) and
  $618,000 (2002) ............................       9,821,047        8,996,995
Inventories:
  Raw materials ..............................       4,488,351        3,234,290
  Work in process ............................       1,858,727        1,690,762
  Finished goods .............................       6,703,633        5,887,549
                                                  ------------     ------------
                                                    13,050,711       10,812,601
Prepaid expenses and
  other current assets........................         856,153          638,571
Deferred income tax assets....................         915,493          675,000
                                                  ------------     ------------
  Total current assets .......................      30,316,051       27,113,244
                                                  ------------     ------------
Property, plant and
  equipment, net .............................      28,116,892       25,214,867
Deferred income tax asset ....................       3,280,891        2,143,584
Intangible assets, net .......................       3,695,899        3,980,000
Other assets .................................         105,078          154,861
                                                  ------------     ------------
  Total assets ...............................    $ 65,514,811     $ 58,606,556
                                                  ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term
  debt .......................................    $  9,716,066     $  6,388,157
Accounts payable .............................       4,769,539        3,158,400

Accrued compensation and
  benefits....................................       1,032,115        1,862,138
Accrued expenses and other
  current liabilities ........................       4,273,938        3,526,013
                                                  ------------     ------------
  Total current liabilities...................      19,791,658       14,934,708
                                                  ------------     ------------
Deferred income tax liabilities ..............       2,680,247        2,204,321
Fair value of interest rate swap .............          47,783             --
Long-term debt, net of current
  portion.....................................      15,066,109       15,097,682
                                                  ------------     ------------
  Total liabilities ..........................      37,585,797       32,236,711
                                                  ------------     ------------

COMMITMENTS AND CONTINGENCIES (Note 13)

STOCKHOLDERS' EQUITY:
Voting Preferred Stock, par value
  $.01 per share, 750 shares authorized,
  no shares issued and outstanding............              --               --
Common stock, $.01 par value,
  10,000,000 shares authorized;
  shares issued of 4,446,127 (2003)
  and 4,437,075 (2002)........................          44,462           44,371
Class B common stock, $.01 par value,
  750,000 shares authorized;
  512,989 shares issued and outstanding.......           5,130            5,130
Additional paid-in capital ...................      12,167,569       12,130,587
Retained earnings ............................      16,589,249       16,751,153
Accumulated other comprehensive income .......       1,781,007           97,007
                                                  ------------     ------------
                                                    30,587,417       29,028,248
Less - 565,867 treasury shares
  of common stock, at cost ...................      (2,658,403)      (2,658,403)
                                                  ------------     ------------
                                                    27,929,014       26,369,845
                                                  ------------     ------------
  Total liabilities and
    stockholders' equity .....................    $ 65,514,811     $ 58,606,556
                                                  ============     ============

         The accompanying notes are an integral part of the consolidated financial statements.

                             CFC INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                    December 31,
                                   --------------------------------------------
                                       2003              2002             2001
                                       ----              ----             ----
Net sales ......................   $ 62,787,777    $ 61,877,843    $ 61,995,410
                                   ------------    ------------    ------------
Cost of goods sold
  (excluding depreciation
  and amortization
  shown below) .................     42,454,451      38,491,371      41,033,060
Selling, general and
  administrative expenses ......     13,301,002      13,118,020      13,333,409
Research and development
  expenses .....................      2,167,194       2,042,287       2,221,682
Depreciation and amortization
  expenses .....................      4,192,672       3,956,394       4,075,995
                                   ------------    ------------    ------------
Total operating expenses .......     62,115,319      57,608,072      60,664,146
                                   ------------    ------------    ------------

Operating income ...............        672,458       4,269,771       1,331,264
                                   ------------    ------------    ------------
Other expense/(income):
  Interest expense .............      1,110,152       1,241,131       1,484,106
  Interest income ..............           (355)        (28,899)        (10,074)
  Other expense ................           --              --            15,600
  Interest rate swap valuation
    provision ..................         47,783            --              --
  Other income .................        (25,440)       (218,738)        (29,280)
                                   ------------    ------------    ------------
Total other expense, net .......      1,132,140         993,494       1,460,352
                                   ------------    ------------    ------------
(Loss) income before
  income taxes .................       (459,682)      3,276,277        (129,088)
(Benefit) provision for
  income taxes .................       (297,778)        997,591         (54,554)
                                   ------------    ------------    ------------

Net (loss) income ..............   $   (161,904)   $  2,278,686    $    (74,534)
                                   ============    ============    ============

Basic and diluted earnings per share
(which gives effect to the elimination
of interest expense on convertible debt):

  Net (loss) income per share....  $      (0.04)    $      0.51    $      (0.02)
                                   =============  ==============   =============

Weighted Average Shares Outstanding to
  Compute Earnings Per Share:

  Primary........................     4,391,144       4,425,339       4,525,531
  Effect of dilutive options
    and convertible debt...........      99,511         110,246             988
  Diluted..........................   4,490,655       4,535,585       4,526,519

Pro Forma Data:
  Net loss as reported...........                                  $    (74,534)
  Pro forma adjustment-elimination
    of goodwill amortization.....                                        95,764
                                                                   -------------
  Pro forma net income ..........                                  $     21,230
                                                                   =============


Pro forma earnings per share
  - basic and diluted
  As reported....................                                  $      (0.02)
  Effect of eliminating goodwill
    amortization.................                                          0.03
                                                                   -------------
  Proforma.......................                                  $       0.01
                                                                   =============

         The accompanying notes are an integral part of the consolidated financial statements.

                             CFC INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        December 31,
                                          --------------------------------------
                                               2003        2002          2001
                                               ----        ----          ----
Cash flows from operating activities:
  Net (loss) income ......................$  (161,904) $ 2,278,686  $   (74,534)
    Adjustments to reconcile net
      (loss) income to net cash
      provided by operating activities:
        Depreciation and amortization ....  4,217,282    3,985,760    4,117,211
        Valuation of interest rate swap ..     47,783           --           --
        Deferred compensation expense ....         --      102,656      111,987
        Settlement of sales tax liability          --     (496,594)          --
        Gain on sale of land and building          --     (191,158)          --
        Deferred income taxes ............   (145,955      575,595     (280,624)
        Changes in assets and liabilities:
          Accounts receivable ............    (16,787)      779,433   1,407,355
          Inventories .................... (1,476,262)     (208,596)    268,940
          Prepaid expenses and other
            current assets ...............   (176,413)      217,897          --
          Other assets ...................     49,783       136,517    (429,105)
          Accounts payable ...............  1,437,771      (251,740)    418,214
          Accrued compensation & benefits    (977,513)      707,617     (77,200)
          Accrued expenses and other
            current liabilities ..........    235,800      (379,331)  2,233,619
                                          ------------ ------------ ------------
Net cash provided by operating
  activities .............................  3,033,585     7,256,742   7,695,863
                                          ------------ ------------ ------------

Cash flows from investing activities:
  Purchases of property, plant
    and equipment ........................ (4,067,494)  (2,543,635)  (2,359,388)
  Proceeds from sale of land
    and building .........................         --      455,334           --
                                          ------------ ------------ ------------
  Net cash used in investing
    activities ........................... (4,067,494)  (2,088,301)  (2,359,388)
                                          ------------ ------------ ------------

Cash flows from financing activities:
  Proceeds from revolving credit
    agreements ...........................  1,783,832    2,800,770    5,110,962
  Repayments of revolving credit
    agreements ...........................   (291,396)  (2,106,218)  (8,873,011)
  Proceeds from term loans ...............  1,221,162           --    2,690,598
  Repayments of long-term debt ........... (2,058,103)  (2,274,618)    (663,956)
  Proceeds from issuance of
    common stock .........................     37,073       59,106       73,086
  Repurchase of common stock
    for treasury shares ..................         --     (366,822)    (520,090)
                                          ------------ ------------ ------------
  Net cash provided (used in)
    by financing activities ..............    692,568   (1,887,782)  (2,182,411)
                                          ------------ ------------ ------------
Effect of exchange rate changes
  on cash and cash equivalents ...........     23,911      216,823     (960,340)
                                          ------------ ------------ ------------

(Decrease) increase in cash
  and cash equivalents ...................   (317,430)   3,497,482    2,193,724

Cash and cash equivalents
  beginning of period ....................  5,990,077    2,492,595      298,871
                                          ------------ ------------ ------------
Cash and cash equivalents
  end of period ..........................$ 5,672,647  $ 5,990,077  $ 2,492,595
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

                             CFC INTERNATIONAL, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                              Accumu-
                                              lated
                                              other                 Total
               Class B Additional             compre-               stock
       Common  common  paid-in    Retained    hensive  Treasury     holders'
        stock   stock  capital    earnings    income     stock      equity
        -----   -----  -------    --------    ------     -----      ------



Balance
at
Dec.
31,
2000. $44,033 $5,130 $11,784,090 $14,547,001$(1,513,407)$(1,771,491) $23,095,356
      ------- ------ ----------- ----------- ---------- -----------  -----------

Net
(loss).                              (74,534)                           (74,534)
Foreign
currency
translation
adjustment.                                     (43,693)                (43,693)
                                                                     -----------
Comprehensive
loss........                                                           (118,227)
                                                                     -----------
Employee
stock
purchases.183             72,903                                          73,086

Repurchase
of
common
                                                           (520,090)   (520,090)
Vesting of
restricted
shares
issued...............    111,987                                         111,987
      ------- ------ ----------- ----------- ---------- -----------  -----------
Balance
at
Dec.
31,
2001. 44,216  5,130   11,968,980  14,472,467 (1,557,100) (2,291,581)  22,642,112

Net
income..                           2,278,686                           2,278,686

Foreign
currency
translation
adjustment.                                   1,654,107                1,654,107
                                                                     -----------
Comprehensive
income....                                                             3,932,793
                                                                     -----------

Employee
stock
purchases.155             58,951                                          59,106

Repurchase
of
common
                                                           (366,822)   (366,822)
Vesting
of
restricted
shares
issued...........        102,656                                         102,656
      ------- ------ ----------- ----------- ---------- -----------  -----------
Balance
at
Dec.
31,
2002.  44,371  5,130  12,130,587  16,751,153    97,007  (2,658,403)   26,369,845

Net
loss...                             (161,904)                          (161,904)

Foreign
currency
translation
adjustment..                                 1,684,000                 1,684,000
                                                                     -----------
Comprehensive
income.......                                                          1,522,096
                                                                     -----------
Employee
stock
purchases..91             36,982                                          37,073
      ------- ------ ----------- ----------- ---------- -----------  -----------
Balance
at
Dec.
31,
2003. $44,462 $5,130 $12,167,569 $16,589,249 $1,781,007 $(2,658,403) $27,929,014
      ======= ====== =========== =========== ========== ============ ===========


                                         Common          Class B     Treasury
                                         Stock           Common       Stock -
Number of shares                         Issued           Stock    Common Shares
                                        ----------         -----   -------------
Balance at December 31, 2000 ......      4,403,265        512,989        374,746
Employee stock purchase plan ......         18,264           --             --
Repurchase of common stock ........           --             --          108,121
                                         ---------      ---------      ---------
Balance at December 31, 2001 ......      4,421,529        512,989        482,867
Employee stock purchase plan ......         15,546           --             --
Repurchase of common stock ........           --             --           83,000
                                         ---------      ---------      ---------
Balance at December 31, 2002 ......      4,437,075        512,989        565,867
Employee stock purchase plan ......          9,052           --             --
                                         ---------      ---------      ---------
Balance at December 31, 2003 ......      4,446,127        512,989        565,867
                                         =========      =========      =========

         The accompanying notes are an integral part of the consolidated financial statements.

                             CFC INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  Description of the Business

CFC International, Inc. (the "Company") formulates, manufactures and sells chemically complex, multi-layered functional coatings and sophisticated holographic technologies. The Company applies its proprietary coatings to rolls of plastic film from which its customers transfer the coatings or with which they laminate the coatings to their products for protective and informative purposes. The Company produces five primary types of coated products: holographic products, printed products, pharmaceutical pigmented coatings, security products and specialty pigmented and simulated metal coatings. Its customers are primarily companies in the consumer products and medical supply industries.

Note 2.  Significant Accounting Policies

Principles of consolidation. The consolidated financial statements include the accounts of the Company's and its domestic and foreign subsidiaries. All significant intercompany transactions have been eliminated.

Reclassifications. Certain prior year amounts have been reclassified to conform to current year presentation.

Cash and cash equivalents. The Company considers all highly liquid investments with an original maturity of three months or less which are readily convertible into cash to be cash equivalents. Cash equivalents consist of overnight investments in government securities.

Inventories. Inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out (FIFO) basis. Inventory cost includes cost of raw material, labor and overhead. Provisions are made to reduce excess and obsolete inventories to their estimated net realizable value. The process for evaluating the value of excess and obsolete inventory requires the Company to make judgments and estimates concerning future sales levels, quantities and prices at which such inventory will be sold in the normal course of business.

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

At December 31, 2003 and 2002, the cost basis and estimated useful lives of property, plant and equipment consist of the following:

                                                December 31,
                                       -----------------------------
                                                                      Estimated
                                           2003            2002      Useful Life
                                           ----            ----      -----------
Land ................................   $  4,304,422   $  3,593,771
Buildings ...........................      6,879,117      6,510,696  25 years
Machinery and manufacturing equipment     42,065,371     36,207,238  10-15 years
Furniture and office equipment ......      5,007,363      4,687,044   3-10 years
Construction in process .............        143,756      1,193,897
                                        ------------   ------------
                                          58,400,029     52,192,646
Less - Accumulated depreciation .....    (30,283,137)   (26,977,779)
                                        ------------   ------------
                                        $ 28,116,892   $ 25,214,867
                                        ============   ============

Depreciation expense for the years ending December 31, 2003, 2002 and 2001 was $3,909,208, $3,672,894 and $3,693,427, respectively. On February 12, 2004, the
Company purchased land adjacent to an existing facility for $1.6 million.

Intangible Assets. Intangible assets include the excess of cost over the fair value of net assets of businesses acquired (goodwill) and holographic base coat and worldwide holographic rights. These assets are being amortized on a straight-line basis and assume no residual value. Beginning January 1, 2002, the Company no longer amortizes goodwill (see Note 3).

The following are the major classes and useful lives of the Company's intangible assets as of December 31, 2003 and 2002:

                         2003                      2002
            ---------------------------  ----------------------------
                      Accum-                         Accum-
                      ulated     Net                 ulated    Net
                      Amorti-    Book                Amorti-   Book     Useful
            Cost      zation     Value     Cost      zation    Value     Lives
            ----      ------     -----     ----      ------    -----     -----
 Good-
 will $1,436,456 $  406,994 $1,029,462 $1,436,456 $  406,994 $1,029,462 15 years pre-2002
Holo-
 graphic
 base
 coat
 proc-
 esses   460,000    425,500     34,500    460,000    379,500     80,500 10 Years

Worldwide
 holo-
 graphic
 rights3,562,059    930,122  2,631,937  3,562,059    692,652  2,869,407 15 Years
       --------- ---------- ---------- ---------- ---------- ----------
Total $5,458,515 $1,762,616 $3,695,899 $5,458,515 $1,479,146 $3,979,369
      ========== ========== ========== ========== ========== ==========

Annual intangible amortization expense is expected to be $271,971, $237,471, $237,471, $237,471 and $237,471 in 2004, 2005, 2006, 2007 and 2008,
respectively. Amortization expense was $283,470, $283,500 and $410,612 in 2003, 2002 and 2001, respectively.

Revenue recognition. Under the terms of its sales agreements with customers, the Company recognizes revenue when persuasive evidence of an arrangement exists, title has transferred, generally upon product shipment based upon shipping terms, price is fixed and collection is reasonably assured. For certain transactions, which are not material, revenue is recognized upon completion of manufacturing or upon use by the customer.

Significant Customer. One pharmaceutical customer accounted for approximately 11 percent of net sales during each of the years ended December 31, 2003, 2002 and 2001, respectively. The Company believes that it has no significant concentrations of credit risk based upon its industry and geographic mix of customers.

Shipping and handling costs. Shipping costs included in selling, general and administrative expenses and totaled $866,000, $608,000 and $670,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Handling costs are included in cost of goods sold.

Warranty costs. Certain return privileges exist for the possibility of sub-standard goods. Customers have a right to inspect goods within 30 days of receipt. Beginning in 2004, the Company expanded the warranty period to 60 days for selected printed patterns, to meet changes in customer expectations. The Company records an estimated provision for possible returns, using historical experience at the time revenue is recognized. Historically, returns have not been significant.

Advertising costs. Advertising costs are expensed as incurred. Advertising costs were approximately $117,000, $108,000 and $135,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Research and development costs. Research and development costs are expensed as incurred. Research and development costs were approximately $2,167,000, $2,042,000 and $2,222,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Foreign currency translation. The functional currencies of all foreign operations are their local currencies. The balance sheets of these entities are translated at year-end rates of exchange (1.2601 dollar per Euro at December 31, 2003, and 1.0486 dollar per Euro at December 31, 2002) and their results of operations at weighted average rates of exchange for the year. Translation adjustments are recorded in the other comprehensive income section of stockholders' equity.

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

Had compensation cost for the Company's Option Plans been determined based upon the fair value method, as defined in SFAS No. 123, the Company's net (loss) earnings per share would have been reduced to the pro-forma amounts indicated below:

                                         2003        2002        2001
                                         ----        ----        ----
         Pro-forma net (loss) income
           (dollars in 000's) ......   $  (207)   $   2,202   $  (150)
         Pro-forma (loss) earnings
           per share (basic) .......   $ (0.05)   $    0.50   $ (0.03)
         Pro-forma (loss) earnings
           per share (diluted) .....   $ (0.05)   $    0.49   $ (0.03)

Fair value of financial instruments. As of December 31, 2003 and 2002, the carrying amount of the Company's financial instruments approximates the estimated fair value based upon market prices for the same or similar type of financial instruments.

Use of estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Significant estimates include an assessment of the realization of future tax income benefits, inventory reserves and the allowances for doubtful accounts and customer credits. Actual results could differ from these estimates.

Supplemental cash flow disclosures.

                                              For Year Ended December 31,
                                        ----------------------------------------
                                            2003           2002          2001
                                            ----           ----          ----
Cash paid during the year for:
  Interest ...........................    $1,151,819    $1,249,803    $1,445,737
  Income taxes, excluding refunds
    of $348,113 during 2002 ..........          --       1,266,429       354,274
Non-cash transactions:
  Sales tax settlement resulting
    in reduction in obligation .......          --         496,594          --

Note 3.  Recent Accounting Pronouncements

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" and SFAS No. 144 ("SFAS 144"), "Impairment or Disposal of Long-Lived Assets." The adoption of SFAS No. 144 had no impact on the financial statements.

SFAS No. 142 addresses accounting and reporting for (i) intangible assets at acquisition and (ii) for intangible assets and goodwill subsequent to their acquisition. The Company's goodwill and intangible assets relate to business acquisitions, and the purchase of production processes and worldwide marketing rights related to holography and the Company's holographic products. In conjunction with the adoption of SFAS No. 142, effective January 1, 2002, the Company no longer amortizes goodwill.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 did not have any impact on the Company's financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have any impact on the Company's financial statements.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others," which is effective for guarantees issued or modified after December 31, 2002. The Company has not provided any guarantees that falls within the scope of this pronouncement.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which is effective for fiscal years ending after December 31, 2002. The Company intends to continue with its existing accounting policy and therefore this pronouncement will not have any impact other than to include quarterly disclosures.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities an Interpretation of ARB No. 51," which is effective immediately for all variable interest entities created after January 31, 2003 and for the first fiscal year or interim period beginning after June 15, 2003 for variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not have variable interest entities that fall within the scope of this pronouncement and therefore the adoption of this pronouncement on December 31, 2003 did not have any impact on its financial statements.

Note 4.  Long-Term Debt and Other Liabilities

Long-term debt consists of the following at December 31, 2003 and 2002:

                                                           2003          2002
                                                           ----          ----
Revolving borrowings (see below):
  Domestic .........................................   $ 1,550,000   $   750,000
  Europe ...........................................     5,126,494     3,626,798

Mortgage Note Payable, face amount of $2,625,000;
  bearing interest fixed at 4.82% at
  December 31, 2003 (see interest rate swap
  discussion below), payable in monthly
  principal and interest of $20,431 with a
  final payment of $2.2 million on
  November 1, 2008, secured by related property ....     2,199,432     2,349,162

Term Loan payable, face amount of $5,800,000;
  bearing interest fixed at 4.43% at
  December 31, 2003 (see interest rate
  swap discussion below), payable in
  monthly principal and interest payments
  of $81,117, due on February 1, 2008,
  secured by assets of the U.S. operations .........     4,072,323     4,684,028

Equipment Note Payable, face amount
  of $2,000,000, $1,098,617 drawn
  at December 31, 2003; bearing interest
  at prime (4.0% at December 31, 2003),
  payable in 84 monthly principal
  installments of $15,500, balance due on
  December 26, 2010, secured by two oxidizers ......     1,098,617          --

Industrial Revenue Bond, face amount
  of $4,005,000, bearing interest at a
  floating weekly rate and payable
  monthly (1.35% at December 31, 2003), such
  rate capped at 12%, requiring annual
  principal payments of $200,250 through
  2007 with the final balance due on
  June 1, 2008, secured by a standby
  letter of credit .................................     2,602,738     2,805,250

Convertible Subordinated Note Payable,
  face amount of $3,000,000; bearing
  interest at 6%, payable in nine
  annual principal payments of $333,333
  through September 2006 ...........................     1,000,000     1,333,334

Term Loan Payable, face amount of
  3,000,000 Euro; bearing interest at 6.25%,
  payable monthly, requiring quarterly
  principal installments of 37,500 Euro,
  final balance due April 30, 2006,
  secured by standby letter of credit ..............     3,260,509     2,870,542

Term Loan Payable, face amount of
  4,243,723 Euro; bearing interest at 5.0%,
  requiring quarterly principal installments
  of 87,942 Euro, interest payable quarterly,
  this loan is due March 30, 2004 and the
  Company is in the process of renewing,
  secured by standby letter of credit ..............     3,242,012     3,066,725

Two local European bank accommodation loans,
  face amount 560,226 Euro, bearing
  interest at 2.95%, payable monthly,
  maturing February 23, 2004
  which the Company expects to rollover ............       630,050          --
                                                       -----------   -----------
                                                        24,782,175    21,485,839
                                                       -----------   -----------
Less current maturity ..............................     9,716,066     6,388,157
                                                       -----------   -----------
                                                       $15,066,109   $15,097,682
                                                       ===========   ===========

The Company and its subsidiaries have a combination of revolving and term credit arrangements (collectively the "Credit Agreements") for total borrowings of $32.5 million. The credit agreements also provide for $16,412,912 in the form of standby letters of credit to guarantee foreign borrowings.

The Company's revolving credit arrangements provide for maximum borrowings, based upon eligible inventory and receivables balances, of approximately $14.3 million (7 million Euros and U.S. $5.5 million). Amounts available under these revolving arrangements as of December 31, 2003 were $7.6 million. Borrowings under these revolving agreements bear interest ranging from prime to 1.5% over LIBOR. At December 31, 2003, the weighted average interest rate on outstanding domestic revolving borrowings was 3.11% and 3.37% on the revolving European loans. The revolving credit arrangements expire at various dates through 2005. Under the domestic credit line, the Company is required to pay an annual fee for the unused portion at an amount equal to .125% times the daily average of the unused portion.

The Company has the ability under its domestic financing agreements to fix its rate of interest at LIBOR plus 1.50%. On April 4, 2003, the Company executed two interest rate swap agreements to fix the interest rates on the Company's U.S. term loans. The Company entered into these agreements to reduce the risk of adverse changes in variable interest rates. The notional amounts were $4,606,324 (with a fixed rate of 4.43%), and $2,303,840 (with a fixed rate of 4.82%) on April 4, 2003. The swap agreements terminate on January 31, 2008. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. These derivatives do not qualify for hedge accounting and accordingly, the Company has recorded these derivative instruments and the associated assets or liabilities at their fair values with the related gains or losses recorded as other income or expense in the consolidated statements of operations.

The Credit Agreements contain covenants which, among other things, restrict new indebtedness and dividend declarations and include a requirement of a minimum of $1,000 of pretax income and requires the Company to maintain a compensating balance and contain a subjective acceleration clause. The borrowings are collateralized by substantially all of the Company's assets. The combined debt agreement prohibits the payment of dividends. At December 31, 2003, the Company was in compliance with or has obtained waivers for the covenants of its various credit agreements.

The Subordinated Convertible Note (the "Note") is convertible, in whole or in part, at the option of the holder into Common Stock of the Company at a conversion price of $14.00 per share. The Note has been callable, since September 3, 2000, at premiums starting at 102% of face value and declining thereafter. In addition, the Note is callable if the Company's stock price exceeds 110% of the conversion price for twenty consecutive days. The Company's stock price since the date of issuance of the debt has been below the conversion price and no beneficial conversion feature existed at the date of issuance. Accordingly, no portion of the proceeds from issuance was accounted for as attributable to the conversion feature. The Note agreement contains covenants that include certain financial tests, including restrictions on indebtedness.

On January 31, 2003, the Company's credit agreement with its main bank, which provides for revolving credits, the term loan and mortgage, was extended. The Company's main revolving loan was renewed through April 1, 2005, and the Term Loan and mortgage was extended to November 1, 2008. A prepayment penalty of $122,000 was rolled into the principal of the term loan, and the monthly principal payments and interest were changed to $81,117 and the final balloon payment of $801,574.

Aggregate minimum principal payments for long-term debt as of December 31, 2003, are as follows:

2004..........................................................       $9,716,066
2005..........................................................        1,966,458
2006..........................................................        7,458,870
2007..........................................................        1,398,727
2008..........................................................        4,242,054
Thereafter....................................................                -
                                                               -----------------
                                                                     $24,782,175
                                                               =================

Note 5.  Plant Backfire

In February 2002, the Company's Germany operations were negatively impacted by a backfire that limited the availability of a six-station coating press. As a result, the press operated at suboptimal levels until late summer 2002. The
Company filed a claim with its insurance carrier seeking reimbursement of damages including business interruption from margins lost due to the constraint capacity. During 2002, the Company received $451,000 for reimbursement of damages and $2.6 million for business interruption from the insurance carrier and has settled its claim. The $2.6 million of proceeds have been reflected as a reduction of costs of goods sold in the 2002 statement of operations. This machine was fully functional in 2003.

Note 6.  Income Taxes

For the years ended December 31, 2003, 2002 and 2001, the income tax provision (benefit) consists of the following:

                                   2003               2002               2001
                                   ----               ----               ----
Current:
  Federal .............         $ (26,420)         $ 457,764          $ 353,195
  State ...............           (15,670)            14,564             88,937
  Foreign .............           111,306            (47,332)
                                                                       (140,564)
Deferred ..............          (366,994)           572,595           (356,122)
                                ---------          ---------          ---------
                                $(297,778)         $ 997,591          $ (54,554)
                                =========          =========          =========

The income tax provision (benefit) differs from the amounts of income tax determined by applying the applicable U.S. statutory federal income tax rate to income (loss) before taxes as a result of the following differences:

                                                    2003        2002       2001
                                                   Actual      Actual     Actual
                                                   ------      ------     ------
Statutory U.S. tax rate ....................        34.0%       34.0%      34.0%
Differences resulting from:
  State and local taxes ....................        (5.4)        2.4        4.8
  Effect of foreign taxes ..................        19.8         1.8        5.5
  Research & developmental credits .........          --        (8.4)      (1.0)
  Excluded profits on export sales .........        20.0        (2.3)        --
  Other, net ...............................        (3.6)        2.9       (1.0)
                                                    -----       -----      -----
Effective tax rate .........................        64.8%       30.4%      42.3%
                                                    =====       =====      =====

Deferred tax (liabilities) assets at December 31, 2003 and 2002 consist of the following:

                                                      2003            2002
                                                      ----            ----
Deferred tax assets:
   Foreign net operating loss carry forward.....    $3,218,215      $2,143,584
   Inventory ...................................       431,407         237,500
   Employee benefits ...........................       227,560         213,500
   Other .......................................       356,395         261,194
                                                  -------------   -------------
        Total                                        4,233,577       2,855,778

Deferred tax liabilities - fixed assets and
  intangibles ..................................    (2,717,440)     (2,241,515)
                                                  -------------   -------------
Net deferred tax asset .........................    $1,516,137        $614,263
                                                  =============   =============

The foreign net operating loss carry forwards (NOL's) totaling 6.7 million Euros at December 31, 2003 relate to taxable losses in Germany and may be carried forward to offset future taxable income in Germany. At present, the unused NOL's have no expiration dates. In December 2003, new German tax regulations with regards to NOL's were approved and became effective January 1, 2004. The new regulations limit the annual utilization of the NOL carryforward to one million Euros of taxable income and 60% of the amount of taxable income in excess of one million Euros. During the third quarter of 2003, the Company developed a business strategy to shift production of certain printed woodgrain products sold in Europe to its German operations. This has the benefit of creating capacity domestically to serve the anticipated increase in printed woodgrain patterns caused by the major competitor announcing its exiting of the United States market.

At December 31, 2003 management was required to determine, in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes," the need for recording a valuation allowance against its deferred tax assets. This determination requires an assessment of positive and negative evidence. Such assessment must be done on a jurisdiction-by-jurisdiction basis. In evaluating the recoverability of its deferred tax assets, the Company considered all available positive and negative evidence, including past results, the existence of past and cumulative losses in Germany and forecasted future taxable income. The Company has concluded that no valuation allowance against its deferred tax assets was required at December 31, 2003 as it believes that it is more likely than not that the tax benefit will be realized. The realization of the net deferred tax asset at December 31, 2003, is dependent on future taxable income. Failure to achieve expected results in 2004 or beyond or future changes in German tax laws may require the need to record a valuation allowance against the Company's deferred tax assets, resulting in income tax expense for the applicable period.

Note 7.  Commitments and Contingencies

The Company's former parent was named by government environmental agencies as a "potentially responsible party" with respect to environmental liabilities at the Fisher-Calo Superfund site in Kingsbury, Indiana in 1991. The former parent and other potentially responsible parties entered into a settlement agreement with the governmental agencies in 1991 that provides for remediation of the site and estimated the cost to be approximately $39 million based upon available facts. While the Company has been named a potentially responsible party, the former parent and the Company have reached an agreement whereby the former parent and the Company will share equally in 0.24% (or 0.12% each) of the total cost of remediation that is ultimately determined to be attributed to waste produced by the Company's former parent. There is no assurance that remediation of the Fisher-Calo site can be accomplished for $39 million. In 1992, the Company recorded a liability of approximately $300,000 related to these matters, of which approximately $50,000 was paid in 1996. In 2000, the Company revised its estimate and reduced the accrual by approximately $110,000. In January 2002, the Company made a payment of approximately $44,000 representing a progress payment for remediation of this site. At December 31, 2003, the remaining accrual is approximately $96,000, representing in management's opinion its estimate of expected future costs, based upon investigation of the quantities and types of waste disposed and the other parties involved in the remediation of this site. The adequacy of the accrued liability is reviewed periodically as additional information becomes available.

In November 2001, the Company was notified from the former parent that it may be a potential responsible party with respect to environmental liabilities at the Galaxy Superfund site in Elkton, Maryland. At this time, the Company's liability, if any, cannot be ascertained, however, management believes this will not have a material effect on the financial statements and at December 31, 2003, no reserve has been established.

In September 2003, the Company was notified by Clariant Corporation ("Clariant") that certain lots of pigment Clariant provided to the Company contained polychlorinated biphenyls ("PCB's") in excess of Federal regulations. The Company immediately quarantined all material containing this pigment and ceased production using this pigment. Samples of products produced with this pigment were sent to an outside independent laboratory for testing. The results indicated that in the Company's product, the pigment with the PCB's is encased in a strong organic matrix that can only be broken with a highly polar solvent. The Company's customers came to the conclusion that their respective products do not need to be recalled based upon their further testing and investigation. The customers did want to return all products containing the suspected pigment. The Company has issued credits to affected customers, and as a result has recorded a receivable from Clariant in the amount of $355,000 at December 31, 2003.

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

At December 31, 2003, the Company has non-cancelable operating leases for which future minimum rental commitments are estimated to total $4,164,375, including $937,657 in 2004, $636,303 in 2005, $603,180 in 2006, $471,208 in 2007, $328,420
in 2008 and $1,187,746 thereafter. Rental expense under non-cancelable operating leases totaled $1,031,645 in 2003, $874,115 in 2002 and $735,863 in 2001.

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

Note 9.  Allowance for Doubtful Accounts and Customer Credits

Activity of the allowance for doubtful accounts and customer credits for the years ended December 31, 2003, 2002 and 2001 are as follows:

                                Balance   Addi-   Additions
                                   at     tions   Charged To             Balance
                                Beginning  To     Costs and              at end
                                Of Year  Reserve   Expenses Deductions*  of Year
                                -------  -------   --------------------  -------
Year Ended December 31, 2003... $  618    $ --     $ 1,568   ($1,372)    $  814
Year Ended December 31, 2002... $  583    $ --     $ 1,466   ($1,431)    $  618
Year Ended December 31, 2001... $  537    $ --     $ 1,258   ($1,212)    $  583

* Deductions represent credit memos and amounts written off.

Note 10.  Business Segment and International Operations

The Company and its subsidiaries operate in a single business segment, the formulating and manufacturing of chemically-complex, multi-layered functional coatings within this business segment, the Company produces five primary coating products, with annual sales of these products (in millions) as follows:

                                       % of            % of            % of
                                        Net             Net             Net
                                 2003  Sales     2002  Sales     2001  Sales
                                 ----  -----     ----  -----     ----  -----

Holographic Products ........   $14.9  23.7%    $11.8  19.1%    $10.5  17.0%
Printed Products ............    17.1  27.3      17.7  28.5      17.5  28.2
Pharmaceutical Products .....    11.1  17.6      10.6  17.2      10.7  17.3
Security Products ...........     8.4  13.3      11.3  18.3       9.4  15.2
Simulated Metal and Other
  Pigmented Products ........    11.3  18.1      10.5  16.9      13.9  22.3
                                -----  -----    -----  -----    -----  -----
Total .......................   $62.8 100.0%    $61.9 100.0%    $62.0 100.0%

The  following  table  provides  sales  and  long-lived  asset   information  by
geographic area as of and for the years ended December 31:

                              Sales                         Long-Lived Assets
                -------------------------------------  -------------------------
                   2003          2002         2001         2003          2002
                   ----          ----         ----         ----          ----
United States.. $30,227,284  $35,576,545  $32,369,480  $18,489,552   $18,542,961
Europe ........  22,620,449   18,398,991   20,220,510   13,428,317    10,806,767
Other Foreign..   9,940,044    7,902,307    9,405,420           --            --
                -----------  -----------   ----------  -----------   -----------
                $62,787,777  $61,877,843   $61,995,410 $31,917,869   $29,349,728
                ===========  ===========   =========== ===========   ===========

Foreign revenue is based on the country in which the customer is domiciled.

The following data relates to the Company's European divisions in U.S. dollars is included in the accompanying financial statements as of and for the year ended December 31:

                                  2003               2002              2001
                                  ----               ----              ----
Assets .................      $ 24,502,282       $ 18,206,393      $ 14,458,243
Liabilities ............        14,631,953         11,704,913         9,938,719
Net sales ..............        22,620,449         18,368,991        20,220,510
Net (loss) income ......          (686,370)           316,719        (1,032,213)

Note 11.  Stock Option Plans

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

Information under the Company's Stock Option Plan is summarized as follows:

                                                           Price Per Share
                                                  ------------------------------
                                                                        Weighted
                                    Shares              Range           Average

Balance, December 31, 2000          150,094        $ 5.25 - $15.25      $  7.45
   Granted.......................     68,500       $ 3.85 - $ 4.20      $  3.98
   Forfeited.....................    (45,948)      $ 4.20 - $10.88      $  8.66
                                    ---------      -----------------    --------
Balance, December 31, 2001           172,646       $ 3.85 - $15.25      $11.49
   Granted.......................     67,250       $ 4.00 - $ 4.55      $ 4.52
   Forfeited.....................    (24,554)      $ 4.00 - $ 9.50      $ 8.76
                                    ---------      -----------------    --------
Balance, December 31, 2002           215,342       $ 3.85 - $15.25      $ 9.63
   Granted.......................          -       $    - - $    -      $    -
   Forfeited.....................    (15,500)      $ 3.85 - $12.50      $  7.30
                                    ---------      -----------------    --------
Balance, December 31, 2003           199,842       $ 3.85 - $15.25      $  6.68

Options exercisable at December 31, 2003 and 2002 were 119,286 and 71,380, respectively.

The characteristics of outstanding and of exercisable stock options under the Company's Stock Option Plan at December 31, 2003 were as follows:

                                  Outstanding                 Exercisable
                       ----------------------------    ------------------------
                                          Weighted                     Weighted
Exercise Prices        Shares   Life     Avg. Price       Shares      Avg. Price
---------------        ------   ----     ----------       ------      ----------
$ 3.85 - $ 6.00       132,029    7.9      $ 4.28          52,973      $ 4.17
$ 6.01 - $10.00        17,500    6.8      $ 8.14          16,000      $ 8.26
$10.01 - $15.25        50,313    3.8      $12.46          50,313      $12.46

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

Information on stock options under the Company's Directors Stock Option Plan is summarized below:

                                                          Price Per Share
                                                 -----------------------------
                                                                      Weighted
                                   Shares             Range           Average
                                   ------             -----           -------

Balance, December 31, 2000         50,000         $5.81 - 9.50         $8.67
  Granted........................  40,000         $4.87                $4.87
                                   ------         -------------        ------
Balance, December 31, 2001         90,000         $4.87 - 9.50         $6.95
  Granted........................       -               -                 -
                                   ------         -------------        ------
Balance, December 31, 2002         90,000         $4.87 - 9.50         $6.95
  Granted........................       -               -                 -
                                   ------         -------------        ------
Balance, December 31, 2003         90,000         $4.87 - 9.50         $6.95
                                   ======         ==============       =======

Options exercisable at December 31, 2003 and 2002 were 67,500 and 55,000, respectively.

The characteristics of outstanding and exercisable stock options under the Directors Stock Option Plan at December 31, 2003 were as follows:

                               Outstanding                      Exercisable
                    ----------------------------------    ----------------------
                                           Weighted                    Weighted
Exercise Prices         Shares      Life  Avg. Price          Shares  Avg. Price
---------------         ------      ----  ----------          ------  ----------
$4.87                   40,000       7.2    $4.87             20,000     $4.87
$5.81                   10,000       6.4    $5.81              7,500     $5.81
$8.75                   10,000       3.6    $8.75             10,000     $8.75
$9.50                   30,000       1.9    $9.50             30,000     $9.50

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

The weighted average Black Scholes value of options granted under the Directors Stock Option and Stock Option Plans and assumptions used in determining the value are as follows:

                                Directors
                             Stock Option Plan        Stock Option Plan
                           ---------------------   -----------------------
                            2003   2002     2001   2003    2002       2001
                            ----   ----     ----   ----    ----       ----

Weighted average
fair value of
option grants
during the year..........  $   -  $   -    $2.40  $   -    $1.88      $1.50

Weighed average
fair value of
all options
outstanding at
year end.................  $2.58  $2.58    $2.58  $ 2.94    $3.25      $3.87

Assumptions:
  Volatility.............      -      -    30.00%      -    30.00%     30.00%
  Risk free interest rate      -      -     4.33%      -     4.12%      4.08%
  Expected lives.........      -      -  9.50 years    -   7.20 years  6 years
  Dividend rate..........      -      -       -        -       -          -

Note 12.  Profit Sharing Plan

The Company maintains a profit sharing 401(K) plan for the benefit of all eligible employees in the United States, as defined under the plan agreement. Eligible employees may contribute up to 18% of their compensation to the plan subject to the maximum deferral limitations established by the IRS. Employee contributions are matched by the Company at the rate of 50% on the first 4% of the employee's contribution. As a part of the 401(K) the Company can contribute a discretionary profit sharing amount. The Company made no discretionary profit sharing contributions in 2003, 2002 and 2001. The Company incurred approximately $177,300, $149,400 and $139,400 of 401(K) matching expense during 2003, 2002 and
2001, respectively.

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


Common stock and Class B common stock have identical rights and privileges except for voting and conversion rights. Class B common stock is nonvoting, and is convertible at any time into an equal number of shares of common stock except that the conversion option is not available to any Class B common stockholder affiliated with the Company's principal common stockholder. There were no conversions in 2003, 2002 or 2001.

In 1999, the Company issued 50,000 shares of restricted stock to an officer of the Company. The value of these shares totaling $559,935 has been recorded as compensation expense over the five year vesting period. The officer left the Company in 2002 and repurchased the shares for $225,500.

The Company has repurchased shares of common stock from time to time. Management expects that such repurchases (classified as treasury stock) will continue to be made in the future subject to compliance with bank covenants and regulations of the Exchange.

Note 14.  Employee Stock Purchase Plan

In August 1995, the Company's stockholders approved an Employee Stock Purchase Plan (the "Stock Purchase Plan") which is administered by a committee appointed by the Board of Directors. Pursuant to the Stock Purchase Plan, 100,000 shares of common stock are reserved for issuance, which may be offered for sale to employees through annual options. During 2003, 2002 and 2001, respectively, 9,052, 15,546 and 18,264 shares of common stock were issued pursuant to the Stock Purchase Plan. As of December 31, 2003, there were zero shares available for grant under the Stock Purchase Plan. The Stock Purchase Plan is intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code. Generally, all persons who have been employed by the Company on a full-time basis for at least six months, except holders of more than 5% of the Company's common stock, are eligible to participate in the Stock Purchase Plan. The Stock Purchase Plan permits eligible employees to purchase common stock (which may not exceed the lesser of $10,000 or 10% of an employee's compensation), at 95% of the fair market value of the common stock at the grant date or purchase date, whichever is less. The shares are purchased automatically at the end of the quarter for such number as may be purchased with the accumulated payroll deductions of the employee on that date. Employees may terminate their participation in the Stock Purchase Plan at any time and participation automatically ends upon termination of employment with the Company. The Stock Purchase Plan will terminate at any time upon the discretion of the Board of Directors or when the participating employees become entitled to purchase a number of shares equal to the number of shares remaining.

Note 15. Selected annual financial data (unaudited), in thousands, except per share data

                                         Quarter Ended
                ----------------------------------------------------------------
                Dec.    Sept.    June    Mar.    Dec.    Sept.    June    Mar.
                 31       30      30      31      31      30      30      31
                 2003    2003    2003    2003    2002    2002    2002    2002
                 ----    ----    ----    ----    ----    ----    ----    ----
Revenues.......$15,314 $15,074 $16,690 $15,710 $15,956 $16,649 $14,431 $14,842
Cost of goods
  sold
  (excluding
  depreciation
  and
  amortization).10,841  10,467  10,967  10,180   9,426  10,272   9,324   9,470
Operating
  (loss)
  income ....... (295)    (218)    571     614   1,787   1,312     421     749
Net (loss)
  income ....... (202)    (316)    110     246   1,088     675      95     422
Basic and
  diluted
  (loss)
  earnings
  per share..... (0.05)   (0.07)   0.03    0.06   0.25    0.15    0.02    0.10

The third and fourth quarters of 2002 include benefits for income taxes resulting from net losses from operations, and the reversal of tax provisions previously provided for operations incurring net losses for the year. Gross margin in the third and fourth quarters of 2003 are lower than the prior year because of the lower volume of gift card business in 2003, which has a higher margin because no material costs are associated with this product group. The increase in sales in the third and fourth quarter of 2002 was due to the gift card business. The first quarter of 2002, other income includes gains from a sale of an older manufacturing facility in Germany. The second quarter of 2002 includes the settlement of the sales tax liability. The fourth quarter of 2002 includes the majority of research and experimentation credit refund. In addition, the fourth quarter of 2003 and 2002 had volume purchase discounts earned from suppliers which the Company had previously estimated would not be earned.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
               AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures upon which these financial statements and management discussion are based as of December 31, 2003. Based on their evaluation, our principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures were effective as of December 31, 2003. There were no significant changes in our internal controls or in other factors that could significantly affect these controls in the fourth quarter of 2003.

PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The information appearing under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held in 2004 (the "Proxy Statement"), is incorporated herein by reference.

Officers

Set forth below are the names of the executive officers and senior staff of the Company and its subsidiaries, their ages at December 31, 2003, the positions they hold with the Company or its subsidiaries, and summaries of their business experience. Executive officers and senior staff of the Company are elected by and serve at the discretion of the Board of Directors of the Company.

                   Name                      Age          Position
                   ----                      ---          --------
Roger F. Hruby..........................      68    Chairman of the Board of
                                                      Directors, Chief Executive
                                                      Officer

Gregory M. Jehlik.......................      43    President, Chief Operating
                                                      Officer and Director

Dennis W. Lakomy........................      58    Executive Vice President,
                                                      Chief Financial Officer,
                                                      Secretary, Treasurer and
                                                      Director

Steven A. Clow..........................      47    Vice President of Quality

Scott D. Coney..........................      37    Vice President of Operations

William A. Herring......................      56    Senior Vice President of
                                                      Technology

Robert G. Klueppel......................      56    Vice President of Human
                                                      Resources

Mark A. Lamb............................      52    Vice President, Global
                                                      Marketing

Mark Mitravich..........................      52    Vice President, Sales
                                                      - Americas

Thomas Richards.........................      52    Vice President, Security
                                                      Sales

Friedrich Sommer........................      50    Managing Director, CFC
                                                      Europe


Roger F. Hruby, Chairman of the Board, Chief Executive Officer, and President and Chief Operating Officer of the Company's predecessor, Bee Chemical, from 1977 until the sale of that company to Morton Thiokol, Inc., in 1985, at which time Mr. Hruby also became its Chief Executive Officer. Mr. Hruby also organized the formation of Bee Chemical's Japanese joint venture in 1970 and supervised its growth from a start-up venture to a significant manufacturing company with sales in excess of $40 million. In 1986, Mr. Hruby formed the Company, which purchased Bee Chemical's specialty transferable solid coatings division from Morton Thiokol and has been Chairman of the Board, Chief Executive Officer, and until June 1995, President of the Company since the date of its incorporation. Mr. Hruby has been involved in the specialty chemical industry since 1958. In 1998, Mr. Hruby was awarded "Entrepreneur of the Year" and became a member of the Chicago Entrepreneurship Hall of Fame. Mr. Hruby is also an Executive Committee Member and a member of the Board of Trustees at North Central College. Mr. Hruby earned a bachelors degree in chemistry from North Central College and a Masters of Business Administration from the University of Chicago.

Gregory M. Jehlik, President, Chief Operating Officer and a Director, joined the Company in June 2002. Before joining the Company, Mr. Jehlik served from 1999 as President and Chief Operating Officer of American Engineered Components, Inc. Prior thereto, he spent 17 years with the Brady Corporation in a number of management roles including sales, marketing, general management and international operations. Mr. Jehlik also serves as a director on The A-T Children's Project. Mr. Jehlik earned a bachelors degree in marketing and management from Indiana University and a Masters of Business Administration from the University of Wisconsin.

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

Steve Clow, Vice President of Quality joined the Company in February 1999. Prior to joining the Company, Mr. Clow served from 1995 as Vice President of Quality and Product Director with Precision Coatings, Inc. Prior thereto, Mr. Clow held various management positions with the Dunmore Corporation. Mr. Clow earned a bachelors degree from the University of Massachusetts in Chemistry.

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

William A. Herring, Senior Vice President of Technology joined the Company in June 1996 as Senior Vice President of Operations and on July 1, 1999 became head of Research and Development. On December 31, 2001, Mr. Herring became Acting Managing Director of CFC Europe through August 31, 2002. Prior to joining the Company, Mr. Herring served from 1992 as Vice President - Manufacturing and Technology with Central Products Company and from 1973 to 1992 he held various senior management positions in technical and operations at Avery-Dennison. Mr. Herring earned a bachelors degree and a Masters of Science from the University of Missouri in Chemical Engineering.

Robert G. Klueppel, Vice President of Human Resources joined the Company in June 1997. Prior to joining the Company, Mr. Klueppel served from 1994 as Manager of Corporate Human Resources at Andrew Corporation. Prior thereto, Mr. Klueppel spent 12 years with E.J. Brach Corporation where he held a number of management roles. Mr. Klueppel earned a bachelors degree in biological science with a minor in education from Northeastern Illinois State University and a Masters of Science in Industrial Relations from Loyola University of Chicago.

Mark A. Lamb, Vice President, Global Marketing joined Northern Bank Note in 1977, and has held various positions in production, sales and marketing and executive management before assuming the General Manager position at Northern Bank Note in September 1997. In 2001, Mr. Lamb also became responsible for the Company's holographic sales. In 2002, Mr. Lamb was appointed Vice President, Global Marketing. Mr. Lamb holds a bachelors degree in journalism from Northern Illinois University and graduated from the Printing Industry of America's Executive Development Program.

Mark Mitravich, Vice President, Sales - Americas joined the Company in October 2003. Before joining the Company, Mr. Mitravich served from 1978 in various senior technical, sales, purchasing and marketing management positions with The Pilcher Hamilton Corporation, SGL Carbon Group and Hoechst Celanese Corporation. Mr. Mitravich holds a bachelors degree in business and economics from Lehigh University and a Masters of Business Administration from the City University of New York, Baruch College.

Thomas Richards, Vice President of Security Sales joined Northern Bank Note Company in 1972, and has held various positions in production, human resources, sales and sales management. In 2000, Mr. Richards became responsible for all security sales in North America for holographic, retail and intaglio printed products. Mr. Richards holds a bachelors degree in business administration from Carthage College, and graduated from the Printing Industry of America's Executive Development Program.

Dr. Friedrich Sommer, Managing Director of CFC Europe joined the Company in April 2002. Prior to joining the Company, Dr. Sommer joined Vereinigte
Papierwarenfabriken GmbH in 1997 and held several senior management positions. Dr. Sommer was named Managing Director in 2000. Dr. Sommer has a Ph.D and BSc in Chemistry from Ruhr-Universitaet-Bochum.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Information appearing under the caption "Appointment of Independent  Accountants
- Fees Paid to Independent Accountants" in the Proxy Statement is incorporated by reference.

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

(a) (3)  Exhibits
         The exhibits to this report are listed below under Item 15(c) of this Report. Included in the exhibits listed therein are the following exhibits which constitute management contracts or compensatory plans or arrangements.

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

(b) Reports on Form 8-K

         During the fiscal fourth quarter of 2003, and through the date of this filing, the following Reports on Form 8-K have been filed:

         (i) Report on Form 8-K dated October 30, 2003, reporting on Item 7 (Financial Statements and Exhibits) and Item 12 (Results of Operations and Financial Condition);*

         (ii) Report on Form 8-K dated February 8, 2004, reporting on Item 7 (Financial Statements and Exhibits) and Item 12 (Results of Operations and Financial Condition);* and

         (iii) Report on Form 8-K dated March 17, 2004, reporting on Item 9 (Regulation FD Disclosure) and Item 7 Financial Statements and Exhibits).*

         *In accordance with General Instruction B of Form 8-K, the Reports submitted to the Securities and Exchange Commission under Item 9 and 12 of Form 8-K are not deemed to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act"), and are not subject to the liabilities of that section. We are not incorporating, and will not incorporate by reference, such Reports into any filing under the Securities Act of 1933 or the Exchange Act.

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

         10.1(a)Amended and Restated Loan and Security Agreement dated May 17,
                2001 between the Company and LaSalle Bank National Association, and related documents (incorporated by reference to Exhibit 10.1(a) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001).

         10.1(b)First Amendment dated January 31, 2003 to Amended and Restated
                Loan and Security Agreement between LaSalle National Bank National Association and the Company, and related documents (incorporated by reference to Exhibit 10.1(b) to the Company's Form 10-K for the year ended December 31, 2002).

         10.1(c)Eighth Amendment to Mortgage and Assignment of Rents and
                Leases dated as of January 31, 2003 between the Company and LaSalle National Bank National Association (incorporated by reference to Exhibit 10.1(c) to the Company's Form 10-K for the year ended December 31, 2002).

         10.1(d)Reimbursement Agreement dated March 19, 1999 between CFC
                Europe GmbH and LaSalle Bank National Association, and related documents (incorporated by reference to Exhibit 10.2(c) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31,1999); Amendment dated July 6, 2000 to Reimbursement Agreement between CFC Europe GmbH and LaSalle Bank National Association (incorporated by reference to
                Exhibit 10.1C to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000); Amendment dated May 17, 2001 to Reimbursement Agreement between CFC Europe GmbH and LaSalle Bank National Association, and related documents (incorporated by reference to Exhibit 10.1(c) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001).

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

        10.9 Employment Letter dated May 7, 2002 issued by the Company to Gregory M. Jehlik incorporated by reference to Exhibit 10.9 to the Company's Form 10-K for the year ended December 31, 2002).

        10.10(a)CFC Applied Holographics Joint Venture Agreement dated April
                1, 1992, among the Company, CFC Management, Inc., Applied Holographics PLC, and Applied Holographics, Inc., as amended, and related Partnership Agreement, Representation Agreement, and License Agreement (incorporated by reference to Exhibit
                10.13 to the Company's registration statement on Form S-1, Registration No. 33-96110).

        10.10(b)CFC Applied Holographics Joint Venture Termination Agreement dated November 29, 1999 among the Company, CFC Management, Inc., Applied Holographics PLC, and Applied Holographics Inc. (incorporated by reference to Exhibit 10.10(b) to the Company's Form 10-K for the year ended December 31, 2002).

        10.11   Purchase Agreement, dated November 18, 1994, between the
                Company and Baxter Healthcare Corporation (incorporated by reference to Exhibit 10.14 to the Company's registration statement on Form S-1, Registration No. 33-96110); Contract renewal agreement dated as of February 15, 1998 (incorporated by reference to Exhibit 10.6 to the Company's Report on Form
                10-K for the year ended December 31, 1998); Contract renewal agreement dated as of March 1, 2001 (incorporated by reference to Exhibit 10.11 to the Company's Form 10-K for the year ended December 31, 2002).

        14.1 CFC International, Inc. Conflicts of Interest and Business Ethics Policy (incorporated by reference to Exhibit 14.1 to the Company's Form 10-K for the year ended December 31, 2002).

        21.1    List of Subsidiaries of the Company.

        23.1    Consent of Independent Accountants.

        31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

        31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

        32.1    Certification of the Chief Executive Officer pursuant to
                Section 906 of the  Sarbanes-Oxley Act of 2002 (filed herewith).

        32.2    Certification of the Chief Financial Officer pursuant to
                Section 906 of the  Sarbanes-Oxley Act of 2002 (filed herewith).

         All other exhibits are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                                   SIGNATURES


Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 26, 2004.


                             CFC INTERNATIONAL, INC.

                              By:         /s/  ROGER F. HRUBY
                              -----------------------------------
                                          Roger F. Hruby
                                          Chairman of the Board of Directors,
                                          Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 26, 2004.

             Signature                                    Title
             ---------                                    -----

      Principal Executive Officer:


     /s/ ROGER F. HRUBY                      Chairman of the Board of Directors,
-----------------------------------------         Chief Executive Officer
Roger F. Hruby


Principal Financial/Accounting Officer:


     /s/ DENNIS W. LAKOMY                     Executive Vice President, Chief
---------------------------------------         Financial Officer,
Dennis W. Lakomy                              Secretary, Treasurer and Director


  A Majority of the Directors:


     /s/ ROGER F. HRUBY                                    Director
------------------------------------------
Roger F. Hruby


     /s/ WILLIAM G. BROWN                                  Director
---------------------------------------
William G. Brown


     /s/ ROBERT B. COVALT                                  Director
---------------------------------
Robert B. Covalt


     /s/ GREGORY M. JEHLIK                                 Director
----------------------------------------
Dennis W. Lakomy


     /s/ DENNIS W. LAKOMY                                  Director
---------------------------------------
Dennis W. Lakomy


     /s/ RICHARD PIERCE                                    Director
------------------------------------------
Richard Pierce


     /s/ DAVID D. WESSELINK                                Director
--------------------------------------
David D. Wesselink