Form 10-Q
period 2004-03-31
CFC INTERNATIONAL INC
filed 2004-04-29
CIK 949859

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
    X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 2004

 -----         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               For the transition from            to
                                       ----------    ----------

                           Commission File No. 0-27222

                             CFC INTERNATIONAL, INC.

             (Exact name of Registrant as specified in its charter)

                 DELAWARE                               36-3434526
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

           YES  (    )                                 NO  ( X  )

As of April 29, 2004, the Registrant had issued and outstanding 3,878,485 shares of Common Stock, par value $.01 per share, and 512,989 shares of Class B Common Stock, par value $.01 per share.

                             CFC INTERNATIONAL, INC.

                               INDEX TO FORM 10-Q



                                                                        Pages
                                                                        -----

Part I - Financial Information:

  Item 1. Financial Statements

    Consolidated Balance Sheets - March 31, 2004
      and December 31, 2003..........................................      5

    Consolidated Statements of Operations for the
      three (3) months ended March 31, 2004 and March 31, 2003.......      6

    Consolidated Statements of Cash Flows for the three (3)
      months ended March 31, 2004 and March 31, 2003.................      7

    Notes to Consolidated Financial Statements.......................   8-11


  Item 2. Management's Discussion and Analysis of Financial
    Condition and Results of Operations..............................  12-15

  Item 3. Quantitative and Qualitative Disclosures about
    Market Risks.....................................................     16

  Item 4.  Controls and Procedures...................................     16

Part II - Other Information

  Item 6.  Exhibits and Report on Form 8-K...........................     17

  Signatures.........................................................     18

  Certifications.....................................................  19-24

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

Some of the factors that could cause or contribute to such differences include:

o The effect of the continuing unfavorable economic conditions on market growth trends in general and the impact on the Company's customers, the demand for the Company's products and services, and the Company's ordinary sources of supply, in particular;

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

o    Control of the Company by a principal stockholder; and

o The effects of terrorism and armed conflicts on the Company's operations, demands for products and sources of supply.

The risks included here are not exhaustive. We operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the impacts of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. We have no obligation to revise or update these forward-looking statements to reflect events or circumstances that arise after April 29, 2004 or to reflect the occurrence of anticipated events.

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

                         Part I - Financial Information
                          Item 1. Financial Statements
                             CFC INTERNATIONAL, INC.
                         CONSOLIDATED BALANCE SHEETS AT
                      MARCH 31, 2004 AND DECEMBER 31, 2003

                                                     March 31,      December 31,
                                                       2004            2003
                                                       ----            ----
                                                    (Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents ......................   $  5,310,597    $  5,672,647
Accounts receivable, less allowance
  for doubtful accounts and
  customer credits of $1,684,000 (2004)
  and $1,767,000 (2003) ........................     12,808,091       9,821,047

Inventories:
  Raw materials ................................      3,325,691       4,488,351
  Work in process ..............................      2,237,498       1,858,727
  Finished goods ...............................      7,403,581       6,703,633
                                                   ------------    ------------
                                                     12,966,770      13,050,711
Prepaid expenses and other current assets ......        768,868         856,153
Deferred income tax assets .....................      1,019,178         915,493
                                                   ------------    ------------
    Total current assets .......................     32,873,504      30,316,051
                                                   ------------    ------------
Property, plant and equipment, net .............     28,424,753      28,116,892
Deferred income tax assets .....................      3,204,130       3,280,891
Intangible assets, net .........................      3,624,874       3,695,899
Other assets ...................................         99,084         105,078
                                                   ------------    ------------
    Total assets ...............................   $ 68,226,345    $ 65,514,811
                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt ..............   $ 11,057,791    $  9,716,066
Accounts payable ...............................      4,706,098       4,769,539
Accrued compensation and benefits ..............      1,646,737       1,032,115
Accrued expenses and other
  current liabilities ..........................      4,393,862       4,273,938
                                                   ------------    ------------
  Total current liabilities ....................     21,804,488      19,791,658
                                                   ------------    ------------
Deferred income tax liabilities ................      2,680,247       2,680,247
Fair value of interest rate swap ...............        114,245          47,783
Long-term debt, net of current portion .........     14,590,676      15,066,109
                                                   ------------    ------------
    Total liabilities ..........................     39,189,656      37,585,797
                                                   ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Voting Preferred Stock, par value
  $.01 per share, 750 shares authorized,
  no shares issued and outstanding .............           --              --
Common stock, $.01 par value,
  10,000,000 shares authorized;
  shares issued of 4,446,127
  (2004 and 2003, respectively) ................         44,462          44,462
Class B common stock, $.01 par value,
  750,000 shares authorized;
  512,989 shares issued and outstanding ........          5,130           5,130
Additional paid-in capital .....................     12,167,569      12,167,569
Retained earnings ..............................     17,715,920      16,589,249
Accumulated other comprehensive income .........      1,762,011       1,781,007
                                                   ------------    ------------
                                                     31,695,092      30,587,417
Less - 565,867 treasury shares of
  common stock, at cost ........................     (2,658,403)     (2,658,403)
                                                   ------------    ------------
                                                     29,036,689      27,929,014
                                                   ------------    ------------
    Total liabilities and stockholders' equity .   $ 68,226,345    $ 65,514,811
                                                   ============    ============

         The accompanying notes are an integral part of the consolidated financial statements.

                             CFC INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2004 AND 2003


                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                      2004              2003
                                                      ----              ----
                                                            (Unaudited)

Net sales ......................................   $ 20,824,297    $ 15,709,847
Cost of goods sold (excluding depreciation and
amortization shown below) ......................     13,024,195      10,179,940
Selling, general and administrative expenses ...      3,895,155       3,308,203
Research and development expenses ..............        608,116         529,181
Depreciation and amortization expense ..........      1,338,681       1,078,294
                                                   ------------    ------------
Total operating expenses .......................     18,866,147      15,095,618
                                                   ------------    ------------

Operating income ...............................      1,958,150         614,229

Other (income) expense:
  Interest expense .............................        298,591         266,991
  Interest swap valuation ......................         66,462            --
  Other income .................................        (28,012)         (7,320)
                                                   ------------    ------------
Total other expense, net .......................        337,041         259,671
                                                   ------------    ------------
Income before income taxes .....................      1,621,109         354,558
Provision for income taxes .....................        494,438         108,140
                                                   ------------    ------------
Net income .....................................   $  1,126,671    $    246,418
                                                   ============    ============


Basic earnings per share .......................   $       0.26    $       0.06

Diluted earnings per share .....................   $       0.25    $       0.06




         The accompanying notes are an integral part of the consolidated financial statements.

                             CFC INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2004 AND 2003

                                                   Three Months Ended March 31,
                                                        2004             2003
                                                        ----             ----
                                                             (Unaudited)
Cash flows from operating activities:
  Net income ...................................    $ 1,126,671     $   246,418
    Adjustments to reconcile net
      income to net cash provided by
      operating activities:
        Depreciation and amortization ..........      1,373,808       1,209,549
        Interest rate swap valuation ...........         66,462            --
        Deferred income taxes ..................       (216,068)        306,367
        Changes in assets and liabilities:
          Accounts receivable, net .............     (3,101,554)     (1,206,623)
          Inventories, net .....................        (38,967)        876,737
          Other current assets .................         91,844        (525,800)
          Other assets .........................          5,994          17,817
          Accounts payable .....................        (38,714)        (22,632)
          Accrued compensation and benefits ....        666,374        (688,399)
          Accrued expenses and other
            current liabilities ................        115,820        (194,081)
                                                    -----------     -----------
Net cash provided by operating activities ......    $    51,670     $    19,353
                                                    -----------     -----------

Cash flows from investing activities:
  Purchase of property, plant and
    equipment ..................................     (1,879,205)       (858,585)
                                                    -----------     -----------
Cash used in investing activities ..............     (1,879,205)       (858,585)
                                                    -----------     -----------

Cash flows from financing activities:
  Proceeds from revolving loan .................      2,400,000         779,089
  Repayments of revolving loan .................     (1,043,940)         (3,261)
  Proceeds from term loan ......................      3,255,024         122,545
  Repayments of term loans .....................     (3,480,404)       (361,915)
  Issuance of common stock .....................           --            11,298
                                                    -----------     -----------
Net cash provided by financing
  activities ...................................      1,130,680         547,756
                                                    -----------     -----------

Effect of exchange rate changes on cash
  and cash equivalents .........................        334,805         (67,876)
                                                    -----------     -----------
(Decrease) in cash and cash equivalents ........       (362,050)       (359,352)

Cash and cash equivalents:
Beginning of period ............................      5,672,647       5,990,077
                                                    -----------     -----------
End of Period ..................................    $ 5,310,597     $ 5,630,725
                                                    ===========     ===========

         The accompanying notes are an integral part of the consolidated financial statements.

                             CFC INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2004 AND 2003
                                   (Unaudited)

Note 1.  Basis of Presentation

In the opinion of management, the accompanying interim unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2004 and December 31, 2003 (audited), the results of operations for the three (3) months ended March 31, 2004 and 2003, and statements of cash flows for the three (3) months ended March 31, 2004 and 2003.

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

Note 2.  Earnings Per Share

                                        Three Months Ended
                    ------------------------------------------------------------
                             March 31, 2004                March 31, 2003
                    ----------------------------    ----------------------------
                                            Per                             Per
                     Income      Shares    Share     Income     Shares     Share
                     ------      ------    -----     ------     ------     -----

Basic earnings
 per share:
Income available
 to Common
 Stockholders..... $1,126,671   4,393,249   $0.26   $246,418   4,386,146   $0.06
Effect of
 Dilutive
 Securities:
 Options
  exercisable.....                 29,269                          6,174
  Convertible
   debt...........     10,425      71,427   (0.01)    12,000      95,237       -
                   ----------   ---------   ------   -------    --------   -----
Diluted
 earnings
 per share........ $1,137,096   4,493,945   $0.25   $258,418   4,487,557   $0.06
                   ==========   =========   =====   ========   =========   =====

Note 3.  Business Segments and International Operations

The Company operates a single business segment, which is the formulating and manufacturing of chemically complex, multi-layered functional coatings. The Company produces five primary types of coating products. Net sales for each of these products (in thousands) for the three months ended March 31, 2004 and 2003 were as follows:

                                               Three Months Ended March 31,
                                                 2004                2003
                                         -----------------   -----------------
                                            Net                 Net
Net Sales (In Thousands)                   Sales        %      Sales        $

Holographic Products ...............     $ 4,137      19.9   $ 3,172       20.2
Printed Products ...................       7,785      37.4     4,849       30.8
Pharmaceutical Products ............       3,157      15.1     2,994       19.1
Security Products ..................       2,204      10.6     1,763       11.2
Simulated Metal and Other
  Pigmented Products ...............       3,541      17.0     2,932       18.7
                                         -------     -----   -------      -----
Total ..............................     $20,824     100.0   $15,710      100.0
                                         =======     =====   =======      =====

The following is sales information by geographic area for the three months ended March 31, 2004 and 2003, and long lived asset information as of March 31, 2004 and December 31, 2003:

                                              Three months ended
                                                    March 31,
                                          -------------------------------
Net Sales (In Thousands)                      2004             2003
                                              ----             ----
United States ..........................    $10,855          $ 7,281
Europe .................................      6,851            6,248
Other Foreign ..........................      3,118            2,181
                                            -------          -------
Total ..................................    $20,824          $15,710
                                            =======          =======

Long Lived Assets
(In Thousands)                            March 31, 2004  December 31, 2003
                                          --------------  -----------------
United States ..........................    $19,379          $18,490
Europe .................................     12,770           13,428
                                            -------          -------
Total ..................................    $32,149          $31,918
                                            =======          =======

Europe and other foreign revenue are based on the country in which the customer is domiciled.

Note 4.  Comprehensive Income

The Company's total comprehensive (loss) income was as follows:

                                        Three Months Ended March 31,
                                        ----------------------------
                                            2004            2003
                                            ----            ----
Net income........................       $1,126,671       $246,418
Foreign currency translation
  adjustment......................          (18,996)       207,203
                                         -----------      --------
Total comprehensive income........       $1,107,675       $453,621
                                         ===========      ========

Note 5. Contingencies and Commitments

From time to time, the Company is subject to legal proceedings and claims that arise in the normal course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not have a material adverse effect on the Company's consolidated financial condition, results of operations or cash flows.

Note 6.  Derivative Instruments

On April 4, 2003, the Company executed two interest rate swap agreements to fix the interest rates on the Company's U.S. term loans. The Company entered into these agreements to reduce the risk of adverse changes in variable interest rates. The notional amounts were $4,606,324 (with a fixed rate of 4.43%), and $2,303,840 (with a fixed rate of 4.82%) on April 4, 2003. The swap agreements terminate on January 31, 2008. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. These derivatives do not qualify for hedge accounting and, accordingly, the Company has recorded these derivative instruments and the associated assets or liabilities at their fair values with the related gains or losses recorded as other income or expense in the consolidated statements of operations.

Note 7.  Loan Refinancing

Two notes in Germany matured March 30, 2004 and were refinanced into a $3,074,000 (2.5 million Euros) three-year term loan bearing interest at 4.9% per annum. Interest and principal are to be paid quarterly, in arrears in the amount of $108,000 (88,000 Euros), with a balloon payment of $1,886,000 (1.5 million Euros) due March 31, 2006.

Note 8.  Supplemental Pro Forma Information

The Company currently accounts for stock based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Had the Company accounted for stock based compensation in accordance with Statement of Financial Accounting Standards No. 123 (SFAS No. 123) "Accounting for Stock-Based Compensation," the Company would have reported the following pro forma amounts for the three months ended March 31, 2004 and 2003:

                                                      Three Months Ended
                                               ---------------------------------
                                                 03/31/04          03/31/03
                                                 --------          --------

Net income as reported...................       $1,126,671        $246,418
Pro forma adjustment - additional
  compensation expense had SFAS No. 123
  been adopted, net of tax...............          (16,296)        (14,945)
                                                --------------    --------------
Pro forma net income.....................        $1,110,375        $231,473
                                                ==============    ==============

Diluted earnings per share as reported...        $0.25             $0.06
Pro forma effect of compensation expense.           --             (0.01)
                                                --------------    --------------
Pro forma diluted earnings per share.....        $0.25             $0.05
                                                ==============    ==============

Note 9.  Net Operating Loss Tax Asset

Our German business has generated cumulative tax net operating loss carry forwards (NOLs) totaling 7.1 million Euros through March 31, 2004. These NOLs are being carried forward to offset future taxable income in Germany. The Company has recorded cumulative deferred tax assets of $3.2 million as of March 31, 2004 relating to the benefit of these NOLs. At present time the unused NOLs have no expiration date. Although realization of the deferred tax asset is not assured, the Company has concluded that it is more likely than not that the tax asset will be realized, and accordingly no valuation allowance has been provided. This is principally based upon a prudent and feasible business strategy which shifts production to the Company's plant in Germany and also after considering benefits realized from cost reduction measures the Company has already taken including closing the UK finishing operations and warehouse and reducing employee headcount. If the Company concludes that as a result of actions planned or taken, that the operating results in Germany can not achieve or maintain profitability, or if there are changes to the Germany tax law, the Company may need to adjust the value of the Company's deferred tax assets resulting in a reduction to income in the period in which such determination is made.

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

The Company's cost of goods sold reflects all direct product costs and direct labor, quality control, shipping and receiving, maintenance, process engineering and plant management, but excludes depreciation and amortization. Selling, general and administrative expenses are primarily composed of sales representatives' salaries and related expenses, commissions to sales representatives, advertising costs, management compensation, and corporate audit and legal expense. Research and development expenses include salaries of technical personnel and experimental materials.

Results of Operations
---------------------

The following table sets forth, certain items from the Company's consolidated financial statements as a percentage of net sales for the periods presented:

                                                          Three Months Ended
                                                              March 31,
                                                     ---------------------------
                                                          2004          2003
                                                          ----          ----
                                                             (Unaudited)

Net sales ............................................     100.0%      100.0%
                                                           ------      ------
Cost of goods sold (excluding
  depreciation and amortization
  shown below) .......................................      62.6        64.8
Selling, general and administrative ..................      18.7        21.0
Research and development .............................       2.9         3.4
Depreciation and amortization ........................       6.4         6.9
                                                           ------      ------
Total operating expenses .............................      90.6        96.1
                                                           ------      ------
Operating income .....................................       9.4         3.9
Interest expense and other ...........................       1.6         1.6
                                                           ------      ------
Income before taxes ..................................       7.8         2.3
Provision for income taxes ...........................       2.4         0.7
                                                           ------      ------
Net income ..........................................        5.4%        1.6%
                                                           ======      ======

Quarter Ended March 31, 2004 Compared to Quarter Ended March 31, 2003

Net sales for the quarter ended March 31, 2004 increased 32.6% to $20.8 million, from $15.7 million, for the quarter ended March 31, 2003. The Euro strengthened 15.6% compared to the U.S. dollar, and as a result sales increased approximately $0.9 million in the first quarter of 2004. Holographic product sales increased 30.4% to $4.1 million for the quarter ended March 31, 2004, compared to $3.2 million for the quarter ended March 31, 2003. This increase is primarily due to strong demand in domestic packaging. Printed product sales increased 60.6% to $7.8 million, from $4.8 million primarily due to and increase in market share domestically as a result of a major competitor withdrawing from the market. Pharmaceutical product sales increased 5.4% to $3.2 million for the quarter ended March 31, 2004, from $3.0 million for the quarter ended March 31, 2003. Pharmaceutical product sales increased primarily in Europe as the Company's customers expanded their penetration. Security product (mag stripe, signature panels, and tipping products for credit cards, intaglio-printed products and gift cards) sales increased 25.0% to $2.2 million, from $1.8 million. This increase is due to larger gift card volumes and an increase in market penetration in sales of mag stripe and signature panel domestically. Sales of specialty pigmented and other simulated metal products increased 20.8% to $3.5 million, from $2.9 million, primarily due to the increase in the strength of the Euro and increased market share domestically.

Cost of goods sold for the quarter ended March 31, 2004 increased 27.9% to $13.0 million, from $10.2 million for the quarter ended March 31, 2003. This increase was primarily due to the increase in sales. The cost of goods sold as a percentage of net sales for the quarter ended March 31, 2004 decreased to 62.5% from 64.8% for the quarter ended March 31, 2003 primarily due improved productivity and better utilization of the Company's fixed manufacturing costs.

Selling, general, and administrative expenses for the quarter ended March 31, 2004 increased 17.7% to $3.9 million, from $3.3 million for the quarter ended March 31, 2003. This increase is due primarily to the strength of the Euro against the U.S. dollar; domestic hiring costs and profitability based incentive compensation accruals. As a percent of net sales these costs were 18.7% for the quarter ended March 31, 2004, and 21.1% for the quarter ended March 31, 2003. The decrease in percentage is primarily due to the higher sales volume.

Research and development expenses for the quarter ended March 31, 2004 increased 14.9% to $608,000, from $529,000 for the quarter ended March 31, 2003. This increase is primarily due to an increase in personnel costs. Research and development expenses for the quarter ended March 31, 2004 decreased as a percentage of net sales, to 2.9% from 3.4% for the quarter ended March 31, 2003. This decrease in percentage was primarily due to the higher sales volume.

Depreciation and amortization expenses for the quarter ended March 31, 2004 increased 24.1% to $1.3 million, from $1.1 million for the quarter ended March 31, 2003. This increase was primarily due to the depreciation on additional domestic fixed assets including the installation of two thermal regenerative oxidizers in December 2003, and the strength of the Euro in translation of European depreciation. Depreciation and amortization expense as a percentage of net sales for the quarter ended March 31, 2004, decreased to 6.4% from 6.9% for the quarter ended March 31, 2003 primarily due to the higher sales volume.

Operating income for the quarter ended March 31, 2004 increased 218.8% to $2.0 million, from $614,000 for the quarter ended March 31, 2003. The increase in operating income is due primarily due to the reasons noted above. Operating income for the quarter ended March 31, 2004 increased as a percentage of net sales to 9.4% from 3.9% for the quarter ended March 31, 2003. This increase is due primarily to the reasons noted above.

Interest expense for the quarter ended March 31, 2004 increased 11.8% to $299,000, from $267,000 for the quarter ended March 31, 2003. This increase was due primarily to the Company's increased borrowing to finance the purchase the building and land immediately west of its Chicago Heights property, and borrowings to finance two thermal regenerative oxidizers.

Other income for the quarter ended March 31, 2004 increased to $28,000 from $7,000 for the quarter ended March 31, 2003. This increase is due primarily to rental income from the newly acquired Chicago Heights property.

The effective income tax rate is 30.5% for both the quarter ended March 31, 2004 and March 31, 2003.

Net income for the quarter ended March 31, 2004 increased 357.2% to $1.1 million, from $246,000 for the quarter ended March 31, 2003. This increase in net income was due primarily to the factors affecting sales, income and expenses, as discussed above.

Liquidity and Capital Resources
-------------------------------

The Company's cash flow from operations increased by $33,000 to $52,000 in 2004 from $19,000 in 2003 primarily due to an increase in net income of $0.9 million, plus an increase in depreciation and amortization of $0.2 million, offset by an increase in current assets. Working capital increased by $0.5 million during the first three months of 2004 as compared to the same period in 2003. The primary reasons for this increase are an increase of $3.0 million in customer receivables, and an increase in deferred income taxes of $0.1 million, offset by an increase in current portion of debt of $1.3 million, an increase in accounts payable accrued compensation and benefits and other accrued expenses of $0.7 million, a decrease in prepaid and other current assets of $0.1 million, a decrease in inventories of $0.1 million and a decrease of $0.4 million in cash.

Two notes in Germany matured March 30, 2004 and were refinanced into a $3,074,000 (2.5 million Euros) three-year term loan bearing interest at 4.9% per annum. Interest and principal are to be paid quarterly, in arrears in the amount of $108,000 (88,000 Euros), with a balloon payment of $1,886,000 (1.5 million Euros) due March 31, 2006.

Our German business has generated cumulative tax net operating loss carry forwards (NOLs) totaling 7.1 million Euros through March 31, 2004. These NOLs are being carried forward to offset future taxable income in Germany. The Company has recorded cumulative deferred tax assets of $3.2 million as of March 31, 2004 relating to the benefit of these NOLs. At present time the unused NOLs have no expiration date. Although realization of the deferred tax asset is not assured, the Company has concluded that it is more likely than not that the tax asset will be realized, and accordingly no valuation allowance has been provided. This is principally based upon a prudent and feasible business strategy which shifts production to the Company's plant in Germany and also after considering benefits realized from cost reduction measures the Company has already taken including closing the UK finishing operation and warehouse and reducing employee headcount. During the first quarter of operations for 2004, the German operations generated a profit. If the Company concludes that as a result of actions planned or taken, that the operating results in Germany can not achieve or maintain profitability, or if there are changes to the Germany tax law, the Company may need to adjust the value of the Company's deferred tax assets resulting in a reduction to income in the period in which such determination is made.

At March 31, 2004, the Company had available $6.2 million under the revolving credit agreement maintained with the company's primary bank. This agreement, which matures April 1, 2005, is collateralized by the Company's trade accounts receivables and inventories. The Company expects to renew its loan revolving credit agreements in the normal course prior to the maturity date. The Company believes that the net cash provided by operating activities and amounts available under the revolving credit agreement are sufficient to finance the Company's growth and future capital requirements. The Company had no material commitments to purchase capital assets as of March 31, 2004.

Euro Conversion
---------------

Member countries of the European Union have established fixed conversion rates between their existing currencies ("legacy currencies") and one common currency, the Euro. Since January 1, 2002, the new Euro-denominated notes and coins are in circulation and legacy currencies have been withdrawn from circulation. The Company has a manufacturing facility located in a member country (Germany), and the conversion to the Euro has eliminated currency exchange rate risk for transactions among the member countries, which for the Company primarily consists of payments to suppliers. In addition, because the Company uses foreign-denominated debt to meet its financial requirements and to reduce its foreign currency risks, certain of these financial instruments are denominated in Euro to finance European activities. The Company addressed all issues involved with converting to the new currency, and the conversion did not have a significant impact on its financial position, results of operations or cash flows. At March 31, 2004, the Company had total assets of $29.9 million and net assets of $10.0 million invested in Europe.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company does not use derivative financial instruments to address currency or commodity pricing risks. The following methods and assumptions were used to estimate the fair value of each class of financial instruments held by the Company for which it is practicable to estimate that value. The carrying amount of cash equivalents approximates their fair value because of the short maturity of those instruments. The estimated fair value of accounts receivable approximated its carrying value at March 31, 2004 and December 31, 2003 based upon analysis of their collectability and net realizable value. The estimated fair value of the Company's long-term debt approximated its carrying value at March 31, 2004 and December 31, 2003, based upon market prices for the same or similar type of financial instrument. The Company minimizes its exposure to the impact of fluctuation in foreign exchange rates in situations for certain sales for products sold in Europe but manufactured in the U.S. through the movement of production of those products to Europe. There are no other activities of the Company where management believes exchange rates have a material impact with respect to the underlying transactions. In January 2003, the Company renewed its main loan agreements. The two main domestic loans, Term Loan A and Term Loan B were renewed at a floating prime rate of interest with a one-time option to lock in a fixed rate of interest. The Company executed two interest rate swap agreements to the fixed interest rate on Term Loan A at 4.82% on the principal balance of $2,303,840, and Term Loan B at 4.43% on the principal balance of $4,606,324 on April 4, 2003. The swap agreements terminate on January 31, 2008. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. These derivatives do not qualify for hedge accounting and accordingly, the Company will record these derivative instruments and the associated assets or liabilities at their fair values with the related gains or losses recorded as other income or expense in the consolidated statements of income.

Item 4.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures upon which these financial statements and management discussion are based pursuant to Securities Exchange Act Rule 13a-15as of March 31, 2004. Based on their evaluation, our principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures were effective as of March 31, 2004. There were no significant changes in our internal controls or in other factors that could significantly affect these controls in the first quarter of 2004.

                           Part II - Other Information

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.      Exhibits

        31.1 Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        31.2 Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        32.1 Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        32.2 Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.      Reports on Form 8-K
        During the fiscal fourth quarter of 2003, and through the date of this filing, a Report on Form 8-K dated April 23, 2004, reporting on
        Item 7 (Financial Statements and Exhibits) and Item 12 (Results of Operations and Financial Condition) was filed. In accordance with General Instruction B of Form 8-K, the Report submitted to the Securities and Exchange Commission under Item 12 of Form 8-K is not deemed to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act"), and is not subject to the liabilities of that section. We are not incorporating, and will not incorporate by reference, such Report into any filing under the Securities Act of 1933 or the Exchange Act.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 29, 2004.


                                      CFC INTERNATIONAL, INC.


                                       ------------------------------------
                                       Dennis W. Lakomy
                                       Executive Vice President,
                                       Chief Financial Officer,
                                       Secretary, and Treasurer
                                       (Principal Financial Officer)