Form 10-Q
period 2004-06-30
CFC INTERNATIONAL INC
filed 2004-07-26
CIK 949859

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q


(Mark One)
         X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended June 30, 2004

        ---- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition from            to
                                          ----------    -----------

                           Commission File No. 027222

                             CFC INTERNATIONAL, INC.

             (Exact name of Registrant as specified in its charter)

                DELAWARE                                    36-3434526
                --------                                    ----------
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

                YES  (   )                                  NO  ( X )

As of July 26, 2004, the Registrant had issued and outstanding 3,880,260 shares of Common Stock, par value $.01 per share, and 512,989 shares of Class B Common Stock, par value $.01 per share.

                             CFC INTERNATIONAL, INC.

                               INDEX TO FORM 10-Q




                                                                Page
                                                                ----

Part I - Financial Information:

  Item 1 - Financial Statements

    Consolidated Balance Sheets - June 30, 2004
      and December 31, 2003...... ...........................      5

    Consolidated Statements of Income for the
      three (3) months and for the six (6) months
      ended June 30, 2004 and June 30, 2003..................      6

    Consolidated Statements of Cash Flows for the
      six (6) months ended June 30, 2004 and June 30, 2003...      7

    Notes to Consolidated Financial Statements...............   8-11

  Item 2 - Management's Discussion and Analysis of
    Financial Condition and Results of Operations............  12-17

  Item 3 - Quantitative and Qualitative Disclosures
    About Market Risk........................................     18

  Item 4 - Controls and Procedures...........................     18

Part II - Other Information:

  Item 4 - Submission of Matters to a Vote of
    Security Holders.........................................     19
  Item 6 - Exhibits and Reports on Form 8-K..................     19

  Signatures.................................................     20

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

The risks included here are not exhaustive. We operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the impacts of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. We have no obligation to revise or update these forward-looking statements to reflect events or circumstances that arise after July 26, 2004 or to reflect the occurrence of anticipated events.

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

                                     Part I
                          Item 1. Financial Statements

                             CFC INTERNATIONAL, INC.
                         CONSOLIDATED BALANCE SHEETS AT
                       JUNE 30, 2004 AND DECEMBER 31, 2003

                                                    June 30,       December 31,
                                                      2004             2003
                                                      ----             ----
                                                   (Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents ..................       $ 7,161,467      $ 5,672,647
Accounts receivable, less
  allowance for doubtful
  accounts and customer
  credits of $1,537,000 (2004)
  and $1,767,000 (2003) ....................        11,737,485        9,821,047
Inventories:
  Raw materials ............................         3,318,686        4,488,351
  Work in process ..........................         2,251,069        1,858,727
  Finished goods ...........................         7,931,656        6,703,633
                                                   -----------      ------------
                                                    13,501,411       13,050,711
Prepaid expenses and
  other current assets......................         1,156,223          856,153
Deferred income tax assets..................           977,294          915,493
                                                   -----------      ------------
  Total current assets .....................        34,533,880       30,316,051
                                                   -----------      ------------
Property, plant and
  equipment, net ...........................        27,692,396       28,116,892
Deferred income tax assets .................         3,204,130        3,280,891
Intangible assets, net .....................         3,554,164        3,695,899
Other assets ...............................            92,774          105,078
Fair value of interest
  rate swap ................................            48,639               --
                                                   -----------      ------------
  Total assets .............................       $69,125,983      $65,514,811
                                                   ===========      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt...........      $ 10,880,006      $ 9,716,066
Accounts payable............................         4,176,646        4,769,539
Accrued compensation and benefits...........         2,426,487        1,032,115
Accrued expenses and other current
  liabilities...............................         4,434,573        4,273,938
                                                   -----------      ------------
  Total current liabilities.................        21,917,712       19,791,658
                                                   -----------      ------------
Deferred income tax liabilities.............         2,680,247        2,680,247
Fair value of interest rate swap............                 -           47,783
Long-term debt, net of current portion......        14,976,234       15,066,109
                                                   -----------      ------------
  Total liabilities.........................        39,574,193       37,585,797
                                                   -----------      ------------
COMMITMENTS AND CONTINGENCIES...............

STOCKHOLDERS' EQUITY:
Voting Preferred Stock, par value
  $.01 per share, 750 shares authorized,
  no shares issued and outstanding..........                -                 -
Common stock, $.01 par value, 10,000,000
  shares authorized; shares issued and
  outstanding of 4,446,127
  (2004 and 2003, respectively) ............           44,462            44,462
Class B common stock, $.01 par value,
  750,000 shares authorized;
  512,989 shares issued and outstanding ....            5,130             5,130
Additional paid-in capital..................       12,167,569        12,167,569
Retained earnings...........................       18,236,738        16,589,249
Accumulated other comprehensive income......        1,756,294         1,781,007
                                                   -----------      ------------
                                                   32,210,193        30,587,417
Less - 565,867 treasury shares of
  common stock, at cost ....................       (2,658,403)       (2,658,403)
                                                   -----------      ------------
                                                   29,551,790        27,929,014
                                                   -----------      ------------
  Total liabilities and stockholders'
    equity..................................     $ 69,125,983      $ 65,514,811
                                                 =============     =============

   The accompanying notes are an integral part of the consolidated financial statements.

                             CFC INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    FOR THE THREE MONTHS AND SIX MONTHS ENDED
                             JUNE 30, 2004 AND 2003


                           Three Months Ended June 30, Six Months Ended June 30,
                           --------------------------- -------------------------
                                 2004         2003         2004         2003
                                 ----         ----         ----         ----
                                    (Unaudited)               (Unaudited)

Net sales .................. $19,355,179  $16,689,920  $40,179,476  $32,399,767
                             -----------  -----------  -----------  ------------
Cost of goods sold
  (excluding depreciation
  and amortization shown
  below ....................  13,062,489   10,966,879   26,086,684   21,146,819
Selling, general and
  administrative expenses ..   3,653,451    3,513,301    7,548,606    6,821,504
Research and development
  expenses..................     788,846      554,787    1,396,962    1,083,968
Depreciation and
  amortization .............   1,016,467    1,084,259    2,355,148    2,162,553
                             -----------  -----------  -----------  ------------
Total operating expenses ...  18,521,253   16,119,226   37,387,400   31,214,844
                             -----------  -----------  -----------  ------------

Operating income ...........     833,926      570,694    2,792,076    1,184,923

Other (income) expenses:
  Interest expense .........     287,801      241,758      586,392      508,749
  Interest income ..........          --         (355)          --         (355)
  Rental (income), net .....     (40,370)      (7,320)     (68,382)     (14,640)
  Interest rate swap valuation
    (benefit) provision ....    (162,884)     178,081      (96,422)     178,081
                             -----------  -----------  -----------  ------------
Total other expenses, net...      84,547      412,164      421,588      671,835
                             -----------  -----------  -----------  ------------
Income before income taxes..     749,379      158,530    2,370,488      513,088
Provision for income taxes..     228,561       48,370      722,999      156,510
                             -----------  -----------  -----------  ------------

Net income ................. $   520,818  $   110,160  $ 1,647,489  $   356,578
                             ===========  ===========  ===========  ============


Basic earnings per share.... $      0.12  $      0.03  $      0.38  $      0.08

Diluted earnings per share.. $      0.12  $      0.03  $      0.37  $      0.08


        The accompanying notes are an integral part of the consolidated financial statements.

                             CFC INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003



                                                     Six Months Ended June 30,
                                                    ----------------------------
                                                        2004             2003
                                                        ----             ----
                                                     (Unaudited)    (Unaudited)
Cash flow from operating activities:
  Net income ...................................    $ 1,647,489     $   356,578
    Adjustments to reconcile net
      income to net cash  provided
      by operating activities:
       Depreciation and amortization ...........      2,390,275       2,425,548
       Value of derivative .....................        (96,422)        178,081
        Deferred income taxes ..................       (203,063)        329,006
       Changes in assets and liabilities:
        Accounts receivable ....................     (2,080,827)     (1,796,133)
        Inventories ............................       (620,480)        653,856
        Prepaid and other current assets .......       (298,020)       (594,583)
        Other current assets ...................         12,304          32,329
        Accounts payable .......................       (555,870)         17,362
        Accrued compensation and benefits ......      1,457,098        (438,030)
        Accrued expenses and
         other current liabilities .............        157,883         582,998
                                                    -----------     -----------
Net cash provided by operating activities ......    $ 1,810,367     $ 1,747,012
                                                    -----------     -----------

Cash flows from investing activities:
  Additions to property, plant and equipment ...     (2,197,151)     (1,705,510)
                                                    -----------     -----------
Net cash used in investing activities ..........     (2,197,151)     (1,705,510)
                                                    -----------     -----------
Cash flows from financing activities:
  Proceeds from term loans .....................      3,713,317         122,545
  Repayment of revolver ........................     (1,043,940)        (66,305)
  Proceeds from revolver .......................      2,536,537         879,962
  Repayments of long-term debt .................     (3,765,549)       (737,322)
  Proceeds from issuance of stock ..............           --            27,146
                                                    -----------     -----------
Net cash provided by financing activities ......      1,440,365         226,026
                                                    -----------     -----------
Effect of exchange rate changes on cash
  and cash equivalents .........................        435,239         (43,010)
                                                    -----------     -----------
Increase in cash and cash equivalents ..........      1,488,820         224,518

Cash and cash equivalents:
Beginning of period ............................      5,672,647       5,990,077
                                                    -----------     -----------
End of period ..................................    $ 7,161,467     $ 6,214,595
                                                    ===========     ===========



         The accompanying notes are an integral part of the consolidated financial statements.

                             CFC INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003
                                   (Unaudited)

Note 1.  Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of CFC International, Inc. (the Company), and its wholly-owned subsidiaries, as of June 30, 2004 (unaudited) and December 31, 2003 (audited), the consolidated results of operations for the three (3) months and six (6) months ended June 30, 2004 and 2003 (unaudited) respectively, and consolidated statements of cash flows for the six (6) months ended June 30, 2004 and 2003 (unaudited).

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

Note 2.  Earnings Per Share

                                           Three Months Ended
                           -----------------------------------------------------
                                 June 30, 2004               June 30, 2003
                           ------------------------    -------------------------
                                                Per                         Per
                            Income    Shares   Share    Income    Shares   Share
                            ------    ------   -----    ------    ------   -----
Basic Earnings Per Share:
Income available to
 Common Stockholders.....  $520,818  4,393,249  $.12   $110,160  4,390,497  $.03
Effect of Dilutive
 Securities:
  Options exercisable....               49,172                      13,837
  Convertible debt.......    10,425     71,427           12,000     95,237
                           --------  ---------  ----   --------  ---------  ----
Diluted Earnings
 per Share...............  $531,243  4,513,848  $.12   $122,160  4,499,571  $.03
                           ========  =========  ====   ========  ========= =====

                                            Six Months Ended
                           -----------------------------------------------------
                                 June 30, 2004               June 30, 2003
                           ------------------------    -------------------------
                                                Per                         Per
                            Income    Shares   Share    Income    Shares   Share
                            ------    ------   -----    ------    ------   -----
Basic Earnings Per Share:
Income available to
 Common Stockholders.... $1,647,489  4,393,249 $.38    $356,578  4,388,834  $.08
Effect of Dilutive
 Securities:
  Options exercisable...                39,220                      10,005
  Convertible debt......     20,850     71,427 $(.01)    24,000     95,237
                           --------  ---------  ----   --------  ---------  ----
Diluted Earnings
  per Share............. $1,668,339  4,503,896  $.37   $380,578  4,494,076  $.08
                           ========  =========  ====   ========  ========= =====

Note 3.  Business Segments and International Operations

The Company and its subsidiaries operate in a single business segment, which is the formulating and manufacturing of chemically complex, multi-layered functional coatings. The Company produces five primary types of coating products. Sales for each of these products (in millions) for the three months ended June 30, 2004 and 2003, and the six months ended June 30, 2004 and 2003 are as follows:

                                Three Months Ended         Six Months Ended
                                      June 30,                 June 30,
                              ------------------------ -------------------------
                               2004    %    2003   %    2004     %   2003     %
                               ----    -    ----   -    ----     -   ----     -

Holographic Products ........ $ 4.5  23.1  $ 4.9  29.2  $ 8.6  21.4  $ 8.1  24.8
Printed Products ............   6.1  31.5    4.5  26.7   13.9  34.6    9.3  28.7
Pharmaceutical Products .....   2.6  13.5    2.9  17.5    5.8  14.3    5.9  18.3
Security Products ...........   3.3  17.0    1.4   8.7    5.5  13.7    3.2   9.9
Specialty Pigmented and Other
   Simulated Metal Products..   2.9  14.9    3.0  17.9    6.4  16.0    5.9  18.3
                              -----  ----  -----  ----  -----  ----  -----  ----
 Total ...................... $19.4 100.0  $16.7 100.0  $40.2 100.0  $32.4 100.0
                              ===== =====  ===== =====  ===== =====  ===== =====

The following is sales by geographic area for the three months and six months ended June 30, 2004 and 2003 and long-lived asset information as of June 30, 2004 and December 31, 2003:

                                 Three months ended         Six months ended
                                      June 30,                   June 30,
                               ---------------------       ---------------------
Net Sales (In Thousands)         2004          2003         2004          2003
                                 ----          ----         ----          ----
United States ..........       $ 9,991       $ 7,416       $20,846       $14,697
Europe .................         6,194         5,923        13,045        12,171
Other Foreign ..........         3,170         3,351         6,288         5,532
                               -------       -------       -------       -------
Total ..................       $19,355       $16,690       $40,179       $32,400
                               =======       =======       =======       =======

                                                     June 30,       December 31,
Long Lived Assets (In Thousands)                       2004            2003
                                                       ----            ----
United States ..........................             $19,020          $18,490
Europe .................................              12,319           13,428
                                                     -------          -------
Total ..................................             $31,339          $31,918
                                                     =======          =======

Europe and other foreign revenue are based on the country in which the customer is domiciled.

Note 4.  Comprehensive Income

The Company's total comprehensive income was as follows:

                               Three Months Ended       Six Months Ended
                                     June 30,                June 30,
                               ------------------   ------------------------
                                  2004     2003         2004         2003
                                  ----     ----         ----         ----
Net earnings.................  $520,818  $110,160    $1,647,489  $  356,578
(Less) plus:  foreign
  currency translation
  adjustment.................    (5,305)  523,202       (24,713)    730,405
                               --------- --------    ----------- -----------
Total comprehensive income...  $515,513  $633,362    $1,622,776  $1,086,983
                               ========= ========    ==========  ==========

Note 5.  Contingencies and Commitments

From time to time, the Company is subject to legal proceedings and claims, which arise, in the normal course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not have a material adverse effect on the Company's consolidated financial condition, results of operations or cash flows.

The Company has no material commitments to purchase capital assets as of June 30, 2004.

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

Note 7.  Supplemental Pro Forma Information

The Company currently accounts for stock based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Had the Company accounted for stock based compensation in accordance with Statement of Financial Accounting Standards No. 123 (SFAS No. 123) "Accounting for Stock-Based Compensation," the Company would have reported the following pro forma amounts for the three and six months ended June 30, 2004 and June 30, 2003:

                               Three Months Ended       Six Months Ended
                              -------------------   ------------------------
                              June 30,   June 30,     June 30,     June 30,
                               2004       2003          2004        2003
                               ----       ----          ----        ----

Net income as reported.....  $520,818   $110,160    $1,647,489   $ 356,578
Pro forma adjustment -
 additional compensation
 expense had SFAS No. 123
 been adopted, net of tax..   (16,296)   (12,860)      (32,591)    (27,805)
                             ---------  ---------   -----------  ----------
Pro forma net income.......  $504,522   $ 97,300    $1,614,898   $ 328,773
                             =========  =========   ===========  ==========

Diluted earnings per
  share as reported........  $0.12      $0.03       $0.37        $0.08
Pro forma effect of
  compensation expense.....   0.00       0.00        0.00         0.00
                             ---------  ---------   -----------  ----------
Pro forma diluted
 earnings per share........  $0.12      $0.03       $0.37        $0.08
                             =========  =========   ===========  ==========

Note 8.  Net Operating Loss Tax Asset

Our German business has generated cumulative tax net operating loss carry forwards (NOLs) totaling 7.2 million Euros through June 30, 2004. These NOLs are being carried forward to offset future taxable income in Germany. The Company has recorded cumulative deferred tax assets of $3.2 million as of June 30, 2004 relating to the benefit of these NOLs. At present time the unused NOLs have no expiration date. Although realization of the deferred tax asset is not assured, the Company has concluded that it is more likely than not that the tax asset will be realized, and accordingly no valuation allowance has been provided. This is principally based upon a prudent and feasible business strategy which shifts production to the Company's plant in Germany and also after considering benefits realized from cost reduction measures the Company has already taken including closing the UK finishing operations and warehouse and reducing employee headcount. If the Company concludes that as a result of actions planned or taken, that the operating results in Germany can not achieve and maintain profitability, or if there are changes to the Germany tax law, the Company may need to adjust the value of the Company's deferred tax assets resulting in a reduction to income in the period in which such determination is made.

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

Results of Operations
---------------------

The following table sets forth, certain items from the Company's consolidated financial statements as a percentage of net sales for the periods presented:

                                           Three Months Ended  Six Months Ended
                                               June 30,           June 30,
                                           ------------------  ----------------
                                              2004     2003      2004    2003
                                              ----     ----      ----    ----
                                              (Unaudited)         (Unaudited)

Net sales ................................   100.0%   100.0%    100.0%  100.0%
                                             ------   ------    ------  ------
Cost of goods sold (excluding
 depreciation and
 amortization shown below) ...............    67.5     65.7      64.9    65.3
Selling, general and administrative ......    18.9     21.1      18.8    21.0
Research and development .................     4.1      3.3       3.5     3.3
Depreciation and amortization ............     5.2      6.5       5.9     6.7
                                             ------   ------    ------  ------
Total operating expenses .................    95.7     96.6      93.1    96.3
                                             ------   ------    ------  ------
Operating income .........................     4.3      3.4       6.9     3.7
Interest expense .........................     1.5      1.4       1.5     1.6
Rental (income), net .....................    (0.3)      --      (0.2)     --
Interest rate swap valuation
  (benefit) provision.....................    (0.8)     1.1      (0.3)    0.5
                                             ------   ------    ------  ------
Income before taxes ......................     3.9      0.9       5.9     1.6
Provision for income taxes ...............     1.2      0.3       1.8     0.5
                                             ------   ------    ------  ------
Net income ...............................     2.7%     0.6%      4.1%    1.1%
                                             ======   ======    ======  ======

Quarter Ended June 30, 2004 Compared to Quarter Ended June 30, 2003
-------------------------------------------------------------------

Net sales for the quarter ended June 30, 2004, increased 16.0 percent to $19.4 million, up from $16.7 million for the quarter ended June 30, 2003. The Euro appreciated in value 6.5 percent compared to the U.S. dollar, and as a result sales increased approximately $300,000 in the second quarter of 2004, compared to the second quarter of 2003. Holographic products sales decreased 8.4 percent to $4.5 million for the quarter ended June 30, 2004, compared to $4.9 million for the quarter ended June 30, 2003. This decrease was primarily due to softer sales in domestic packaging in the second quarter of 2004, as compared to the second quarter of 2003 when the Company experienced a higher volume of orders received during the first and second quarter of 2003, than is typical from year-to-year for this period. Printed products sales in the second quarter of 2004 increased 37.0 percent to $6.1 million, up from $4.5 million for the second quarter of 2003, primarily due to an increase in market share domestically as a result of a major competitor withdrawing from the market. Pharmaceutical product sales for these periods decreased 11.0 percent to $2.6 million, from $2.9 million, primarily due to soft domestic sales. Security products (magnetic stripes, signature panels and tipping products for credit cards, intaglio-printed products and gift cards) sales increased 127.4 percent to $3.3 million, from $1.4 million. This increase was primarily a result of an increase in the gift card ordering pattern earlier in the year, and higher sales of intaglio-printed documents in 2004, as compared to 2003. Sales of simulated metal and other pigmented products decreased 3.5 percent to $2.9 million for the quarter ended June 30, 2004, down from $3.0 million for the quarter ended June 30, 2003 primarily due to soft domestic sales partially offset by currency gains in Europe.

Cost of goods sold for the quarter ended June 30, 2004, increased 19.1 percent to $13.1 million, up from $11.0 million for the quarter ended June 30, 2003. This increase was primarily due to the impact of higher sales as discussed above. Cost of goods sold for the quarter ended June 30, 2004, increased as a percentage of net sales to 67.5 percent, from 65.7 percent for the quarter ended June 30, 2003, primarily due to higher material costs.

Selling, general, and administrative expenses for the quarter ended June 30, 2004, increased 4.0 percent to $3.7 million, up from $3.5 million for the quarter ended June 30, 2003. This increase was primarily due to the strength of the Euro against the U.S. dollar, and additional hiring costs and relocation expenses. Selling, general, and administrative expenses for the quarter ended June 30, 2004, decreased as a percentage of net sales to 18.9 percent, down from
21.1 percent for the quarter ended June 30, 2003, due to higher sales.

Research and development expenses for the quarter ended June 30, 2004, increased
42.2 percent to $789,000 from $555,000 for the quarter ended June 30, 2003. Research and development expenses for the quarter ended June 30, 2004, increased as a percentage of net sales to 4.1 percent, from 3.3 percent for the quarter ended June 30, 2003. This increase in expense was primarily due to an increase in compensation.

Depreciation and amortization expenses for the quarter ended June 30, 2004, decreased 6.3 percent to $1,016,000 from $1,084,000 for the quarter ended June 30, 2003. This decrease was primarily due to assets being fully depreciated. Depreciation and amortization expenses for the quarter ended June 30, 2004, decreased as a percentage of net sales to 5.3 percent from 6.5 percent for the quarter ended June 30, 2003 primarily due to higher sales.

Operating income for the quarter ended June 30, 2004, increased 46.1 percent to $834,000, up from $571,000 for the quarter ended June 30, 2003. The increase in operating income is primarily a result of the reasons noted above. Operating income for the quarter ended June 30, 2004, increased as a percentage of net sales to 4.3 percent, up from 3.4 percent for the quarter ended June 30, 2003. This increase is a result of the reasons noted above.

Interest expense for the quarter ended June 30, 2004, increased 19.0 percent to $288,000, from $242,000 for the quarter ended June 30, 2003. This increase primarily was due to the Company's increased borrowing to finance the purchase of the land and building bordering its Chicago Heights property, and borrowing to finance two Regenerative Thermal Oxidizers (RTO's), installed in December 2003.

Interest income for the quarter ended June 30, 2004, decreased to zero from $400 for the quarter ended June 30, 2003. This decrease was primarily related to interest received on an income tax refund in June 2003.

Rental (income), net for the quarter ended June 30, 2004, increased to $53,000 from $7,000 for the quarter ended June 30, 2003. This increase in rental income is primarily due to the rent being paid on the newly acquired land and building bordering the Company's Chicago Heights facility, by the former owner as they phase out of the property.

Interest rate swap valuation (benefit) provision for the quarter ended June 30, 2004, increased to a benefit of $163,000 from a provision of $178,000 in the quarter ended June 30, 2003. This increase represents positive value of a swap agreement entered into by the Company in April 2003. It is the Company's intention to utilize this swap until its maturity. This will result in the Company reversing this provision as principal payments are made. Interest rate swap valuation provision for the quarter ended June 30, 2004, increased as a percentage of sales to a benefit of (0.8) percent from a provision of 1.1 percent for the quarter ended June 30, 2003. This decrease is a result of the reasons noted above.

Income taxes for the quarter ended June 30, 2004, increased 372.5 percent to $229,000, up from $48,000 for the quarter ended June 30, 2003. The increase in income taxes were primarily caused by the increase in taxable income due to the reasons described above.

Net income increased 372.8 percent to $521,000 in the quarter ended June 30, 2004, from $110,000 for the quarter ended June 30, 2003. This increase in net income is primarily due to the increase in taxable income noted previously.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003
-------------------------------------------------------------------------

Net sales for the six months ended June 30, 2004, increased 24.0 percent to $40.2 million, up from $32.4 million for the six months ended June 30, 2003. The Euro appreciated in value 11.0 percent compared to the U.S. dollar, and as a result sales increased approximately $1.2 million in the first half of 2004. Holographic product sales increased 6.9 percent to $8.6 million for the six months ended June 30, 2004, compared to $8.1 million for the six months ended June 30, 2003. This increase was due to increased domestic sales of security labels and packaging sales. Printed product sales for these periods increased
49.3 percent to $13.9 million, up from $9.3 million, primarily due to an increase in market share domestically as a result of a major competitor withdrawing from the market. Pharmaceutical product sales for these periods decreased 2.7 percent to $5.8 million, down from $5.9 million. This decrease is primarily the result of soft domestic sales. Security products (magnetic stripe, signature panels and tipping products for credit cards, intaglio-printed products and gift cards) sales increased 71.3 percent to $5.5 million, up from $3.2 million in the first half of 2003. This increase was primarily due to an earlier start of gift card volumes and an increase in market penetration of signature panel and magnetic stripe. Sales of simulated metal and other pigmented products increased 8.5 percent to $6.4 million for the six months ended June 30, 2004, from $5.9 million in the first six months of 2003. This increase is primarily due to the strength of the Euro.

Cost of goods sold for the six months ended June 30, 2004, increased 23.4 percent to $26.1 million, up from $21.1 million for the six months ended June 30, 2003. This increase was primarily due to higher sales and the resultant higher costs of sales. Cost of goods sold for the six months ended June 30, 2004, decreased as a percent of net sales to 64.9 percent, from 65.3 percent for the six months ended June 30, 2003. This decrease in percentage was primarily due to more efficient direct labor and direct costs partially offset by higher material costs.

Selling, general, and administrative expenses for the six months ended June 30, 2004, increased 10.7 percent to $7.5 million, up from $6.8 million for the six months ended June 30, 2003. This increase was primarily due to the strength of the Euro against the U.S. dollar, plus hiring costs and relocation expenses. Selling, general, and administrative expenses for the six months ended June 30, 2004, decreased as a percent of net sales to 18.8 percent, down from 21.1 percent for the six months ended June 30, 2003. This decrease in percentage was primarily due to higher sales.

Research and development expenses for the six months ended June 30, 2004, increased 28.9 percent to $1.4 million, up from $1.1 million for the six months ended June 30, 2003, primarily due to the impact of an increase of resources in the holographic lab. Research and development expense for the six months ended June 30, 2004, increased as a percentage of net sales, to 3.5 percent, up from
3.3 percent for the six months ended June 30, 2003. This increase as a percentage of net sales was due to the reasons noted above.

Depreciation and amortization expenses for the six months ended June 30, 2004, increased 8.9 percent to $2.4 million, up from $2.2 million for the six months ended June 30, 2003, primarily due to depreciation on newly acquired fixed assets. Depreciation and amortization expense for the six months ended June 30, 2004, decreased as a percentage of net sales, to 5.9 percent from 6.7 percent for the six months ended June 30, 2003, primarily due to the higher sales volume.

Operating income for the six months ended June 30, 2004, increased 135.6 percent to $2.8 million, up from $1.2 million for the six months ended June 30, 2003. The increase in operating income is primarily due to the reasons noted above. Operating income for the six months ended June 30, 2004, increased as a percentage of net sales to 6.9 percent, up from 3.7 percent for the six months ended June 30, 2003. This increase is primarily due to the reasons noted above.

Interest expense for the six months ended June 30, 2004, increased 15.3 percent to $586,000, up from $509,000 for the six months ended June 30, 2003. This increase was primarily due the Company's increased borrowing to finance the purchase of the land and building bordering its Chicago Heights property, and borrowing to finance two Regenerative Thermal Oxidizers (RTO's) installed in December 2003.

Interest income for the six months ended June 30, 2004, decreased to zero from $400 for the six months ended June 30, 2003. This decrease was primarily related to interest received on an income tax refund in June 2003.

Rental (income), net for the six months ended June 30, 2004, increased to $81,000, up from $15,000 for the six months ended June 30, 2003. This increase is primarily due to the rent being paid on the newly acquired land and building bordering the Company's Chicago Heights facility by the former owner as they phase out of the property.

Interest rate swap valuation (benefit) provision for the six months ended June 30, 2004, increased to a benefit of $96,000 from a provision of $178,000 for the six months ended June 30, 2003. This increase represents the positive value of a swap agreement entered into by the Company in April 2003. The Company will reverse this reserve as principal payments are made. Interest rate swap valuation provision for the six months ended June 30, 2004, increased as a percentage of sales to a benefit of (0.2) percent from a provision of 0.5 percent for the six months ended June 30, 2003. This decrease is due to the reasons noted above.

Income taxes for the six months ended June 30, 2004, increased to $723,000, up from $157,000 for the six months ended June 30, 2003. The increase in income taxes were primarily caused by the increase in pretax income.

Net income increased 362.0 percent for the six months ended June 30, 2004, to $1.6 million, up from $357,000 for the six months ended June 30, 2003. This increase in net income is primarily due to the reasons noted above.

Liquidity and Capital Resources
-------------------------------

The Company's working capital increased by $2.1 million during the first half of 2004. The primary reasons are increases of $1.9 million in customer receivables, $0.5 million in inventories, $1.5 million in cash and $0.3 million in prepaid and other current assets and deferred assets of $0.1 million, offset by an increase in current portion of long-term debt of $1.2 million (primarily resulting from using the Company's line of credit to finance the purchase of the land and building bordering the Company's Chicago Heights property) while permanent financing is being obtained (which is expected to close in August
2004), and $1.0 million in accounts payable, accrued compensation and benefits, accrued expenses and other accrued liabilities.

At June 30, 2004, the Company had available $5.5 million under the revolving credit agreement maintained with the Company's primary bank. This agreement, which expires April 1, 2005, is collateralized by the Company's trade accounts receivables and inventories. The Company believes that the net cash provided by operating activities and amounts available under the revolving credit agreement are sufficient to finance the Company's growth and future capital requirements. The Company has no material commitments to purchase capital assets as of June 30, 2004.

The Company's cash provided by operations stayed the same during the first six months of 2004. The primary reasons were an increase of $1.3 million in net income, plus an increase of $0.9 million in accounts payable, accrued compensation and other accrued expenses, offset by an increase of $0.6 million in deferred tax assets, plus an increase of $0.3 million in a valuation of a derivative, plus an increase in operating assets in the amount of $1.3 million.

Euro Conversion
---------------

Member countries of the European Union have established fixed conversion rates between their existing currencies ("legacy currencies") and one common currency, the Euro. Since January 1, 2002, the new Euro-denominated notes and coins are in circulation and legacy currencies have been withdrawn from circulation. The Company has a manufacturing facility located in a member country (Germany), and the conversion to the Euro has eliminated currency exchange rate risk for transactions among the member countries, which for the Company primarily consists of payments to suppliers. In addition, because the Company uses foreign-denominated debt to meet its financial requirements and to reduce its foreign currency risks, certain of these financial instruments are denominated in Euro to finance European activities. The Company addressed all issues involved with converting to the new currency, and the conversion did not have a significant impact on its financial position, results of operations or cash flows. At June 30, 2004, the Company had total assets of $21.4 million and net assets of $8.9 million invested in Europe.

       Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not use derivative financial instruments to address currency or commodity pricing risks. The following methods and assumptions were used to estimate the fair value of each class of financial instruments held by the Company for which it is practicable to estimate that value. The carrying amount of cash equivalents approximates their fair value because of the short maturity of those instruments. The estimated fair value of accounts receivable approximated its carrying value at June 30, 2004 and December 31, 2003 based upon analysis of their collectability and net realizable value. The estimated fair value of the Company's long-term debt approximated its carrying value at June 30, 2004 and December 31, 2003, based upon market prices for the same or similar type of financial instrument. The Company minimizes its exposure to the impact of fluctuation in foreign exchange rates in situations for certain sales for products sold in Europe but manufactured in the U.S. through the movement of production of those products to Europe. There are no other activities of the Company where management believes exchange rates have a material impact with respect to the underlying transactions. In January 2003, the Company renewed its main loan agreements. The two main domestic loans, Term Loan A and Term Loan B were renewed at a floating prime rate of interest with a one-time option to lock in a fixed rate of interest. The Company executed two interest rate swap agreements to the fixed interest rate on Term Loan A at 4.82% on the principal balance of $2,303,840, and Term Loan B at 4.43% on the principal balance of $4,606,324 on April 4, 2003. The swap agreements terminate on January 31, 2008. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. These derivatives do not qualify for hedge accounting and accordingly, the Company will record these derivative instruments and the associated assets or liabilities at their fair values with the related gains or losses recorded as other income or expense in the consolidated statements of income.

Item 4.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures upon which these financial statements and management discussion are based pursuant to Securities Exchange Act Rule 13a-15(d) as of June 30, 2004. Based on their evaluation, our principal executive officer and principal financial officer have concluded that the Company's controls and procedures were effective as of June 30, 2004. There were no significant changes in our internal controls or in other factors that could significantly affect these controls in the second quarter of 2004.

                           Part II - Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

        (a) The Annual Meeting of Stockholders of the Company was held on April 30, 2004, pursuant to notice.

        (b) The following matter was voted upon at the Annual Meeting and received the following votes:

        Election of Directors as follows:

-------------------- -------------------- ------------------- ------------------
Name                   Votes For          Votes Withheld       Broker Non-Votes
-------------------- -------------------- ------------------- ------------------
Roger F. Hruby           3,653,508             81,884                  --
-------------------- -------------------- ------------------- ------------------
William G. Brown         3,735,208                184                  --
-------------------- -------------------- ------------------- ------------------
Robert B. Covalt         3,735,192                200                  --
-------------------- -------------------- ------------------- ------------------
Gregory M. Jehlik        3,735,192                200                  --
-------------------- -------------------- ------------------- ------------------
Dennis W. Lakomy         3,735,108                284                  --
-------------------- -------------------- ------------------- ------------------
Richard Pierce           3,735,292                100                  --
-------------------- -------------------- ------------------- ------------------
David R. Wesselink       3,735,208                184                  --
-------------------- -------------------- ------------------- ------------------

Item 6.  Exhibits and Reports on Form 8-K

  a.    Exhibits

        31.1 Certification of CEO required by Rule 13a-14(a) or Rule 15d-14(a) of the Security and Exchange Act of 1934.

        31.2 Certification of CFO required by Rule 13a-14(a) or Rule 15d-14(a) of the Security and Exchange Act of 1934.

        32.1 Certification of CEO required by Rule 13a-14(a) or Rule 15d-14(a) of the Security and Exchange Act of 1934 and
                Section 906 of the Sarbanes-Oxley Act of 2002.

        32.2 Certification of CFO required by Rule 13a-14(a) or Rule 15d-14(a) of the Security and Exchange Act of 1934 and
                Section 906 of the Sarbanes-Oxley Act of 2002.

        99.1 Press Release by the Registrant, dated July 26, 2004, furnished in accordance with Item 12 of this Current Report on Form 8-K.

  b.    Reports on Form 8-K
        In addition to those reports previously disclosed by the Company, during the fiscal second quarter of 2004, and through the date of this filing, the Company filed a Report on Form 8-K dated July 26, 2004, reporting on Item 7 (Financial Statements and Exhibits) and Item 12 (Results of Operations and Financial Condition). In accordance with General Instruction B of Form 8-K, the Report submitted to the Securities and Exchange Commission under Item 12 of Form 8-K is not deemed to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act"), and is not subject to the liabilities of that section. We are not incorporating, and will not incorporate by reference, such Report into any filing under the Securities Act of 1933 or the Exchange Act.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 26, 2004.


                              CFC INTERNATIONAL, INC.


                              Dennis W. Lakomy
                              Executive Vice President,
                              Chief Financial Officer,
                              Secretary, and Treasurer
                              (Principal Financial Officer)

EXHIBIT 31.1

                                 Certifications
                                 --------------


I, Roger F. Hruby, Chairman of the Board and Chief Executive Officer, certify that:

        1. I have reviewed this quarterly report on Form 10-Q of CFC International, Inc.;

        2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

        3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

        4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

                a. designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                b. evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

                c. disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

        5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                a. all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

                b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



Date:  July 26, 2004


                            /s/                               Roger F. Hruby
                            ------------------------------------------------
                                    Roger F. Hruby
                                    Chairman of the Board and
                                    Chief Executive Officer

     EXHIBIT 31.2

                                 Certifications
                                 --------------


I, Dennis W. Lakomy, Executive Vice President and Chief Financial Officer, certify that:

        1. I have reviewed this quarterly report on Form 10-Q of CFC International, Inc.;

        2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

        3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

        4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

                a. designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                b. evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

                c. disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

        5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                a. all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

                b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



Date:  July 26, 2004


                    /s/                             Dennis W. Lakomy
                    ------------------------------------------------
                             Dennis W. Lakomy
                             Executive Vice President and
                             Chief Financial Officer

     EXHIBIT 32.1

                Certification Pursuant to 18 U.S.C. Section 1350,
                             as Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002


In connection with the Quarterly Report on Form 10-Q of CFC International, Inc. and subsidiaries (the "Company") for the quarterly period ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Roger F. Hruby, Chairman of the Board and Chief Executive Officer of the Company, hereby certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

         (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


    Date:  July 26, 2004               /s/           Roger F. Hruby
                                       ----------------------------
                                            Roger F. Hruby
                                            Chairman of the Board and
                                               Chief Executive Officer

This certification accompanies the Report pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of ss. 18 of the Securities Exchange Act of 1934, as amended.

A signed original of this written statement required by Section 906 has been provided by CFC International, Inc., and will be retained by CFC International, Inc. and furnished to the Securities Exchange Commission or its staff upon request.

     EXHIBIT 32.2

                Certification Pursuant to 18 U.S.C. Section 1350,
                             as Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002


In connection with the Quarterly Report on Form 10-Q of CFC International, Inc. and subsidiaries (the "Company") for the quarterly period ended March 31, 2004 as filed with the Securities and Commission on the date hereof (the "Report"), I, Dennis W. Lakomy, Executive Vice President and Chief Financial Officer of the Company, hereby certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

         (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


     Date:  July 26, 2004          /s/           Dennis W. Lakomy
                                   ------------------------------
                                        Dennis W. Lakomy
                                        Executive Vice President
                                        and Chief Financial Officer

This certification accompanies the Report pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of ss. 18 of the Securities Exchange Act of 1934, as amended.

A signed original of this written statement required by Section 906 has been provided by CFC International, Inc., and will be retained by CFC International, Inc. and furnished to the Securities Exchange Commission or its staff upon request.