Form 10-Q
period 2004-09-30
CFC INTERNATIONAL INC
filed 2004-10-26
CIK 949859

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q


(Mark One)
    X            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934
                               For the quarterly
                         period ended September 30, 2004

                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
  ----                OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition from                 to
                                          ---------------    -----------------

                           Commission File No. 027222

                             CFC INTERNATIONAL, INC.

             (Exact name of Registrant as specified in its charter)

               DELAWARE                                    36-3434526
               --------                                    ----------
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

          YES  (    )                                 NO  ( X )

As of October 26, 2004, the Registrant had issued and outstanding 3,884,970 shares of Common Stock, par value $.01 per share, and 512,989 shares of Class B Common Stock, par value $.01 per share.

                             CFC INTERNATIONAL, INC.

                               INDEX TO FORM 10-Q


                                                                          Page
                                                                          ----

Part I - Financial Information:

     Item 1 - Financial Statements

          Consolidated Balance Sheets - September 30, 2004 and
            December 31, 2003...........................................   5

          Consolidated Statements of Operations for the three (3) months and for the nine (9) months ended September 30, 2004
            and September 30, 2003......................................   6

          Consolidated Statements of Cash Flows for the nine (9) months
            ended September 30, 2004 and September 30, 2003.............   7

          Notes to Consolidated Financial Statements....................   8-12

     Item 2 - Management's Discussion and Analysis of Financial
              Condition and Results of Operations.......................  13-18

     Item 3 - Quantitative and Qualitative Disclosures About Market Risk. 19

     Item 4 - Controls and Procedures.................................... 19

Part II - Other Information:

     Item 6 - Exhibits and Reports on Form 8-K........................... 20

     Signatures.......................................................... 21

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

The risks included here are not exhaustive. We operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the impacts of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. We have no obligation to revise or update these forward-looking statements to reflect events or circumstances that arise after October 25, 2004 or to reflect the occurrence of anticipated events.

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

                                     Part I
                          Item 1. Financial Statements

                             CFC INTERNATIONAL, INC.
                         CONSOLIDATED BALANCE SHEETS AT
                    SEPTEMBER 30, 2004 AND DECEMBER 31, 2003

                                                   September 30,   December 31,
                                                      2004             2003
                                                      ----             ----
                                                    (Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents ......................     $ 9,145,438    $ 5,555,025
Restricted cash ................................         306,072        117,622
Accounts receivable, less allowance
  for doubtful accounts and
  customer credits of $1,501,000 (2004)
  and $1,767,000 (2003) ........................      13,190,921      9,821,047
Inventories:
  Raw materials ................................       3,330,662      4,488,351
  Work in process ..............................       2,525,750      1,858,727
  Finished goods ...............................       8,312,599      6,703,633
                                                     -----------     ----------
                                                      14,169,011     13,050,711
Prepaid expenses and
  other current assets..........................       1,032,889        856,153
Deferred income tax assets......................       1,080,474        915,493
                                                     -----------    -----------
  Total current assets .........................      38,924,805     30,316,051
                                                     -----------    -----------
Property, plant and equipment, net .............      27,130,714     28,116,892
Deferred income tax assets .....................       3,204,130      3,280,891
Intangible assets, net .........................       3,483,298      3,695,899
Other assets ...................................         239,339        105,078
                                                     -----------    -----------
  Total assets .................................     $72,982,286    $65,514,811
                                                     ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt...............     $11,471,939    $ 9,716,066
Accounts payable................................       4,859,727      4,769,539
Accrued compensation and benefits...............       2,979,388      1,032,115
Accrued expenses and other current liabilities..       5,616,594      4,273,938
                                                     -----------    -----------
  Total current liabilities.....................      24,927,648     19,791,658
                                                     -----------    -----------
Deferred income tax liabilities.................       2,605,288      2,680,247
Fair value of interest rate swap................             435         47,783
Long-term debt, net of current portion..........      14,298,906     15,066,109
                                                     -----------    -----------
  Total liabilities.............................      41,832,277     37,585,797
                                                     -----------    -----------
COMMITMENTS AND CONTINGENCIES...................

STOCKHOLDERS' EQUITY:
Voting Preferred Stock, par value $.01 per
  share, 750 shares authorized, no shares
  issued and outstanding........................              -               -
Common stock, $.01 par value, 10,000,000
  shares authorized; shares issued and
  outstanding of 4,450,837 (2004) and
  4,446,127 (2003) .............................         44,509          44,462
Class B common stock, $.01 par value,
  750,000 shares authorized;
  512,989 shares issued and outstanding ........          5,130           5,130
Additional paid-in capital......................     12,196,959      12,167,569
Retained earnings...............................     19,537,644      16,589,249
Accumulated other comprehensive income..........      2,024,170       1,781,007
                                                     -----------    -----------
                                                     33,808,412      30,587,417

Less - 565,867 treasury shares of
  common stock, at cost ........................     (2,658,403)     (2,658,403)
                                                     -----------    -----------
                                                      31,150,009     27,929,014
                                                     -----------    -----------
  Total liabilities and stockholders' equity....     $72,982,286    $65,514,811
                                                     ===========    ===========

         The accompanying notes are an integral part of the consolidated financial statements.

                             CFC INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE THREE MONTHS AND NINE MONTHS ENDED
                           SEPTEMBER 30, 2004 AND 2003


                             Three Months Ended 09/30,  Nine Months Ended 09/30,
                             -------------------------  ------------------------
                                 2004        2003         2004         2003
                                 ----        ----         ----         ----
                                   (Unaudited)               (Unaudited)

Net sales .................. $21,717,862  $15,073,709  $61,897,338  $47,473,476
Cost of goods sold
  (excluding depreciation
  and amortization shown
  below) .................... 13,842,067   10,466,949   39,928,751   31,613,768
Selling, general and
  administrative expenses ...  3,671,693    3,190,818   11,220,299   10,012,322
Research and development
  expenses ..................    787,097      539,996    2,184,059    1,623,964
Depreciation and amortization
  expense ...................  1,238,188    1,093,759    3,593,336    3,256,312
                             -----------  -----------  -----------  -----------
Total operating expenses .... 19,539,045   15,291,522   56,926,445   46,506,366
                             -----------  -----------  -----------  -----------
Operating income (loss) .....  2,178,817     (217,813)   4,970,893      967,110

Other (income) expense:
  Interest expense, net .....    307,721      314,174      894,113      822,568
  Interest swap valuation ...     49,074      (71,271)     (47,348)     106,810
  Rental income .............    (49,885)      (5,400)    (118,267)     (20,040)
                             -----------  -----------  -----------  -----------
Total other expense, net ....    306,910      237,503      728,498      909,338
                             -----------  -----------  -----------  -----------
Income (loss) before
  income taxes ..............  1,871,907     (455,316)   4,242,395       57,772
Provision (benefit) for
  income taxes ..............    571,001     (138,889)   1,294,000       17,621
                             -----------  -----------  -----------  -----------
Net income (loss) ...........$ 1,300,906  $  (316,427) $ 2,948,395   $   40,151
                             ===========  ===========  ===========   ==========

Basic earnings (loss)
  per share................. $0.30        $(0.07)      $0.67         $0.01

Diluted earnings  (loss)
  per share................. $0.29        $(0.07)      $0.66         $0.01





         The accompanying notes are an integral part of the consolidated financial statements.

                             CFC INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003




                                                       Nine Months Ended
                                                         September 30,
                                                    ---------------------------

                                                        2004           2003
                                                        ----           ----
                                                     (Unaudited)    (Unaudited)
Cash flow from operating activities:
  Net income ......................................  $ 2,948,395    $    40,151
    Adjustments to reconcile net income
      to net cash provided by operating activities:
        Depreciation and amortization .............    3,628,463      3,440,814
        Valuation of derivative ...................      (47,348)       106,810
        Issuance of stock to officer ..............       29,437           --
        Deferred income tax provision .............     (246,976)       332,662
        Changes in assets and liabilities:
          Accounts receivable, net ................   (3,451,874)    (1,038,863)
          Inventories, net ........................   (1,187,063)       (62,021)
          Prepaid and other current assets ........     (171,528)      (746,026)
          Other assets ............................     (134,261)        42,341
          Accounts payable ........................      119,654        844,740
          Accrued compensation and benefits .......    2,009,391       (877,841)
          Accrued expenses and other
            current liabilities ...................    1,234,198       (269,060)
                                                     -----------    -----------
Net cash provided by operating activities .........  $ 4,730,488    $ 1,813,707
                                                     -----------    -----------

Cash flows from investing activities:
  Additions to property, plant and equipment ......   (2,554,727)    (2,049,272)
                                                     -----------    -----------
Net cash used in investing activities .............   (2,554,727)    (2,049,272)
                                                     -----------    -----------

Cash flows from financing activities:
  Repayment of revolver ...........................   (2,549,225)      (577,500)
  Proceeds from revolver ..........................    2,781,391      1,119,708
  Proceeds from term loans ........................    3,713,317        122,545
  Repayments of term loans ........................   (4,800,593)    (1,165,659)
  Proceeds from IRB ...............................    2,000,000             --
  Proceeds from issuance of stock .................           --         37,073
                                                     -----------    -----------
Net cash provided by (used in)
  financing activities ............................    1,144,890       (463,833)
                                                     -----------    -----------

Effect of exchange rate changes on cash
  and cash equivalents ............................      458,212         43,949
                                                     -----------    -----------
Increase/(decrease) in cash and
  cash equivalents ................................    3,778,863       (655,449)

Cash and cash equivalents
  (including restricted cash):
Beginning of period ...............................    5,672,647      5,990,077
                                                     -----------    -----------
End of period .....................................  $ 9,451,510    $ 5,334,628
                                                     ===========    ===========






         The accompanying notes are an integral part of the consolidated financial statements.

                             CFC INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)

Note 1.  Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of CFC International, Inc. (the Company), and its wholly-owned subsidiaries, as of September 30, 2004 (unaudited) and December 31, 2003 (audited), the consolidated results of operations for the three months and nine months ended September 30, 2004 and 2003 (unaudited) respectively, and consolidated statements of cash flows for the nine months ended September 30, 2004 and 2003 (unaudited).

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

Note 2.  Earnings Per Share


                                           Three Months Ended
                           -----------------------------------------------------
                              September 30, 2004          September 30, 2003
                           ------------------------    -------------------------
                                                Per                         Per
                            Income    Shares   Share    Income    Shares   Share
                            ------    ------   -----    ------    ------   -----
Basic Earnings Per Share:
Income available to
 Common Stockholders.....$1,300,906 4,395,399 $0.30 ($316,427) 4,303,233 ($0.07)
Effect of Dilutive
 Securities:
  Options exercisable....         -    45,033               -          -
  Convertible debt.......     6,950    47,617 (0.01)        -          -
                         ---------- --------- ----- ---------  ---------  ------
Diluted Earnings
 per Share...............$1,307,856 4,488,049 $0.29 ($316,427) 4,303,233 ($0.07)
                         ========== ========= ===== ========== ========= ======

                                            Nine Months Ended
                           -----------------------------------------------------
                               September 30, 2004          September 30, 2003
                           ------------------------    -------------------------
                                                Per                         Per
                            Income    Shares   Share    Income    Shares   Share
                            ------    ------   -----    ------    ------   -----
Basic Earnings Per Share:
Income available to
 Common Stockholders.... $2,948,395  4,393,966 $0.67    $40,151  4,390,434 $0.01
Effect of Dilutive
 Securities:
  Options exercisable...          -     41,158                -          -
  Convertible debt......     27,800     63,490$(0.01)         -          -
                           --------  ---------  ----   --------  ---------  ----
Diluted Earnings
  per Share............. $2.976,195  4,498,614  $0.66   $40,151  4,390,434 $0.01
                           ========  =========  =====  ========  ========= =====

For the three and nine months ended September 30, 2003, the effect of the convertible debt would be antidilutive and as such is excluded from the calculation in the table above.

Note 3.  Business Segments and International Operations

The Company and its subsidiaries operate in a single business segment, which is the formulating and manufacturing of chemically complex, multi-layered functional coatings. The Company produces five primary types of coating products. Sales for each of these products (in millions) for the three months ended September 30, 2004 and 2003, and the nine months ended September 30, 2004 and 2003 are as follows:

                             Three Months Ended           Nine Months Ended
                                September 30,               September 30,
                          -------------------------- --------------------------
                                2004        2003          2004          2003
                                ----        ----          ----          ----
                            Net           Net           Net          Net
                           Sales    %   Sales     %   Sales    %    Sales   %
                           -----    -   -----     -   -----    -    -----   -
Holographic Products .... $ 5.0   22.9  $ 3.7   24.4  $13.6   21.9  $11.7  24.7
Printed Products ........   9.2   42.3    3.6   24.0   23.1   37.3   12.9  27.2
Pharmaceutical Products .   3.2   14.9    2.7   17.8    9.0   14.5    8.6  18.1
Security Products .......   1.8    8.3    2.4   15.9    7.3   11.9    5.6  11.8
Simulated Metal and Other
  Pigmented Products ....   2.5   11.6    2.7   17.9    8.9   14.4    8.6  18.2
                          -----  -----  -----  -----  -----  -----  ----- -----
Total ................... $21.7  100.0  $15.1  100.0  $61.9  100.0  $47.4 100.0
                          =====  =====  =====  =====  =====  =====  ===== =====

The following is sales by geographic area for the three months and nine months ended September 30, 2004 and 2003 and long-lived asset information as of September 30, 2004 and December 31, 2003:

                               Three months ended         Nine months ended
                                  September 30,              September 30,
                              -----------------------     ----------------------
Net Sales (In Thousands)        2004          2003          2004          2003
                                ----          ----          ----          ----
United States ..........       $11,757       $ 7,278       $32,603       $21,974
Europe .................         6,752         5,533        19,797        17,704
Other Foreign ..........         3,209         2,263         9,497         7,795
                               -------       -------       -------       -------
Total ..................       $21,718       $15,074       $61,897       $47,473
                               =======       =======       =======       =======

Long Lived Assets
(In Thousands)                          September 30, 2004    December 31, 2003
                                        ------------------    ----------------
United States ..........................      $18,641             $18,543
Europe .................................       12,212              10,807
                                              -------             -------
Total ..................................      $30,853             $29,350
                                              =======             =======

Europe and other foreign revenue are based on the country in which the customer is domiciled.

Note 4.  Debt Financing

On August 25, 2004, the Company utilized an Illinois Revenue Bond (IRB) to permanently finance the acquisition of the land and building bordering its Chicago Heights, Illinois facility. The face amount of the IRB is $2.0 million. At closing, $1,760,000 was drawn. The Company used the proceeds to repay borrowings under its revolving credit agreement. The IRB carries a weekly floating interest rate based on the remarketing agent surveying the market to determine the rate necessary to remarket bonds at par. On September 30, 2004, the rate was 1.50%. The IRB will amortize $100,000 annually over 20 years. The Company also extended the maturity date of its revolving credit agreement with its main domestic bank to April 1, 2006, and increased the maximum availability under the borrowing revolving credit agreement increased to $8.0 million from $5.5 million. This agreement bears interest at prime. The Company also extended its European revolving credit agreement to April 1, 2006, and reduced its maximum borrowings availability under this revolving loan agreement to $6.0 million from $8.4 million. This note bears interest at 1.0% over Euro overnight index average.

Note 5.  Comprehensive Income

The Company's total comprehensive income was as follows:

                                         Three Months Ended September 30,
                                         --------------------------------
                                              2004            2003
                                              ----            ----
Net income (loss)........................  $1,300,906      ($316,427)
Foreign currency translation adjustment..     267,876        241,606
                                           ----------      ----------
Total comprehensive income (loss)........  $1,568,782      ($ 74,821)
                                           ==========      ==========

                                          Nine Months Ended September 30,
                                          -------------------------------
                                              2004            2003
                                              ----            ----
Net income...............................  $2,948,395       $  40,151
Foreign currency translation adjustment..     243,163         972,011
                                           ----------      ----------
Total comprehensive income...............  $3,191,558      $1,012,162
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

The Company has no material commitments to purchase capital assets as of September 30, 2004.

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

Note 8.  Supplemental Pro Forma Information

The Company currently accounts for stock based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Had the Company accounted for stock based compensation in accordance with Statement of Financial Accounting Standards No. 123 (SFAS No. 123) "Accounting for Stock-Based Compensation," the Company would have reported the following pro forma amounts for the three and nine months ended September 30, 2004 and June 30, 2003:

                                     Three Months Ended      Nine Months Ended
                                    ---------------------   --------------------
                                    09/30/04     09/30/03   09/30/04  09/30/03
                                    --------     --------   --------  --------

Net income (loss) as reported...... $1,300,906  ($316,427)  $2,948,395  $40,151
Pro forma adjustment - additional
  compensation expense had
  SFAS No. 123 been adopted,
  net of tax.......................    (16,296)   (16,433)     (48,887) (44,238)
                                    -----------  ---------  ----------- --------
Pro forma net income (loss)........ $1,284,610  ($332,860)  $2,899,508  ($4,087)

Diluted earnings (loss) per share
  as reported...................... $0.29       ($0.07)     $0.66         $0.01
Pro forma effect of
  compensation expense ............  0.00        (0.01)     (0.01)        (0.01)
                                    -----------  ---------  ----------- --------
Pro forma diluted earnings (loss)
  per share ....................... $0.29       ($0.08)     $0.65         $0.00

Note 9.  Net Operating Loss Tax Asset

Our German business has generated cumulative tax net operating loss carry forwards (NOLs) totaling 7.2 million Euros through September 30, 2004. These NOLs are being carried forward to offset future taxable income in Germany. The Company has recorded cumulative deferred tax assets of $3.2 million as of September 30, 2004 relating to the benefit of these NOLs. At present time the unused NOLs have no expiration date. Although realization of the deferred tax asset is not assured, the Company has concluded that it is more likely than not that the tax asset will be realized, and accordingly no valuation allowance has been provided. This is principally based upon a prudent and feasible business strategy which shifts production to the Company's plant in Germany and also after considering benefits realized from cost reduction measures the Company has already taken including closing the UK finishing operations and warehouse and reducing employee headcount. If the Company concludes that as a result of actions planned or taken, that the operating results in Germany can not achieve and maintain profitability, or if there are changes to the Germany tax law, the Company may need to adjust the value of the Company's deferred tax assets resulting in a reduction to income in the period in which such determination is made.

Note 10.  Stock Issuance to Officer

On August 20, 2004, the Compensation Committee of the Board of Directors granted 4,710 shares of non-registered company voting common stock to Mr. Gregory Jehlik, President and Chief Executive Officer, in consideration for his contributions to the Company. The Company recorded a compensation charge for the fair market value of the stock of approximately $29,000 in conjunction with this grant.

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

Results of Operations

The following table sets forth, certain items from the Company's consolidated financial statements as a percentage of net sales for the periods presented:

                                           Three Months Ended Nine Months Ended
                                             September 30,      September 30,
                                            ----------------- -----------------
                                             2004     2003     2004      2003
                                             ----     ----     ----      ----
                                              (Unaudited)      (Unaudited)

Net sales ..................................  100.0%   100.0%   100.0%   100.0%
                                              ------   ------   ------   ------
Cost of goods sold (excluding
  depreciation and amortization
  shown below) .............................   63.8     69.4     64.5     66.6
Selling, general and administrative ........   16.9     21.1     18.2     21.1
Research and development ...................    3.6      3.6      3.5      3.4
Depreciation and amortization ..............    5.7      7.3      5.8      6.9
                                              ------   ------   ------   ------
 Operating income (loss) ...................   10.0     (1.4)     8.0      2.0
Interest expense and other .................    1.4      1.6      1.2      1.9
                                              ------   ------   ------   ------
 Income (loss) before taxes ................    8.6     (3.0)     6.8      0.1
Provision (benefit) for income taxes .......    2.6     (0.9)     2.0      0.0
                                              ------   ------   ------   ------
 Net income (loss) .........................    6.0%   (2.1 )%    4.8%    0.1%
                                              ======   =======  ======   ======

Quarter Ended September 30, 2004 Compared to Quarter Ended September 30, 2003
-----------------------------------------------------------------------------

Net sales for the quarter ended September 30, 2004 increased 44.1% to $21.7 million, from $15.1 million for the quarter ended September 30, 2003. The Euro appreciated in value 8% compared to the U.S. dollar, and as a result, increased sales approximately $0.4 million in the third quarter of 2004. Holographic products sales increased 35.1% to $5.0 million for the quarter ended September 30, 2004, compared to $3.7 million for the quarter ended September 30, 2003. This increase was primarily due to increased volumes for existing customers and new applications of the Company's HoloLam Plus(TM), patent applied for. HoloLam Plus is a full-face holographic laminate for transaction cards that offers a new method to produce material that is a registered full face holographic image on transaction cards. Printed products sales increased 153.3% to $9.2 million, compared to $3.6 million for the same quarter in the prior year. This increase was primarily due to an increase in market share domestically as a result of a major competitor withdrawing from the market. Pharmaceutical products sales during these same periods increased 20.7% to $3.2 million, from $2.7 million, primarily due to increased demand worldwide. Security products (mag stripe, signature panels and tipping products for credit cards, intaglio-printed products and gift cards) sales for these same periods decreased 24.1% to $1.8 million from $2.4 million. This decrease was primarily the result of the slower ramp up of gift cards which should be made up in the fourth quarter. Sales of simulated metal and other pigmented products for these periods decreased 11.6% to $2.5 million, from $2.7 million, primarily due to the sluggish European economy, offset by the strength of the Euro compared to the U.S. dollar, and the strength of domestic sales.

Cost of goods sold for the quarter ended September 30, 2004 increased 32.2% to $13.8 million, from $10.5 million for the quarter ended September 30, 2003. This increase was primarily due to the impact of higher sales as discussed above. The cost of goods sold as a percentage of net sales for the quarter ended September 30, 2004 decreased to 63.8% from 69.4% for the quarter ended September 30, 2003 primarily due to the reasons noted above and leveraging fixed production costs over a larger sales base.

Selling, general and administrative expenses for the quarter ended September 30, 2004 increased 15.1% to $3.7 million, from $3.2 million for the quarter ended September 30, 2003, due to the Company adding sales and marketing resources and the strength of the Euro compared to the U.S. dollar. Selling, general and administrative expenses for the quarter ended September 30, 2004 decreased as a percentage of net sales to 16.9% from 21.1% for the quarter ended September 30, 2003. This decrease in percentage was primarily due to the impact of higher sales.

Research and development expenses for the quarter ended September 30, 2004 increased 45.8% to $787,000 from $540,000 for the quarter ended September 30, 2003. This increase was primarily due to an increase in wages and related performance incentives. Research and development expense for the quarter ended September 30, 2004 and for the quarter ended September 30, 2003 remained the same at 3.6%.

Depreciation and amortization expenses for the quarter ended September 30, 2004 increased 13.2% to $1,238,000 from $1,094,000 for the quarter ended September 30, 2003. This increase was primarily due to an increase in depreciation associated with additional capital spending. Depreciation and amortization expense as a percentage of net sales for the quarter ended September 30, 2004 decreased to 5.7% from 7.3% for the quarter ended September 30, 2003, primarily due to higher sales in 2004.

Operating income for the quarter ended September 30, 2004, increased to income of $2.2 million, from a loss of ($218,000) for the quarter ended September 30, 2003. The increase in operating income is primarily a result of the above reasons described above in the paragraphs relating to sales, costs and expenses. Operating income for the quarter ended September 30, 2004, increased as a percentage of net sales to 10.0% from a loss of (1.4%) for the quarter ended September 30, 2003. This increase is a result of the above.

Interest expense, net for the quarter ended September 30, 2004 decreased 2.1% to $308,000, from $314,000 for the quarter ended September 30, 2003. This decrease in interest expense is primarily due to increased borrowings to finance the purchase of the land and building bordering the Company's Chicago Heights facility, offset by lower interest rates.

Rental (income), net for the quarter ended September 30, 2004, increased to $50,000, from $5,000 for the quarter ended September 30, 2003. This increase in rental income is primarily due to the rent being paid on the newly acquired land and building bordering the Company's Chicago Heights facility, by the former owner as they phase out of the property.

Interest rate swap valuation provision for the quarter ended September 30, 2004, increased to a provision of $49,000, from a $71,000 benefit in the quarter ended September 30, 2003. This increase represents the change in value of a swap agreement entered into by the Company in April 2003. It is the Company's intention to utilize this swap until its maturity. Interest rate swap valuation provision for the quarter ended September 30, 2004 increased as a percentage of sales to 0.2% from (0.5%) for the quarter ended September 30, 2003. This increase is a result of the reasons noted above.

Provision (benefit) for income taxes for the quarter ended September 30, 2004, decreased 511.1% to a provision of $571,000, from a benefit of ($139,000) for the quarter ended September 30, 2003. The effective tax rate for the quarters ended September 30, 2004 and 2003 were both 30.5%.

Net income increased 511.1% to $1.3 million for the quarter ended September 30, 2004, from a loss of ($316,000) for the quarter ended September 30, 2003. This increase is net income is primarily due to the reasons noted above.

Nine Months Ended September 30, 2004
Compared to Nine Months Ended September 30, 2003
------------------------------------------------

Net sales for the nine months ended September 30, 2004 increased 30.4% to $61.9 million, from $47.4 million for the nine months ended September 30, 2003. The Euro appreciated in value 10.1% compared to the U.S. dollar, and as a result, increased sales approximately $1.6 million for the nine months ended September 30, 2004. Holographic product sales increased 15.8% to $13.6 million for the nine months ended September 30, 2004, compared to from $11.7 for the nine months ended September 30, 2003, primarily due to an increase in demand due to new applications for holographic products. Printed product sales increased 78.5% to $23.1 million, from $12.9 million, primarily due to an increase in market share domestically as a result of a major competitor withdrawing from the market. Pharmaceutical product sales for this period increased 4.6% to $9.0 million, from $8.6 million, primarily due to increased sales in Europe, offset by softer domestic demand. Security product (magnetic stripe, signature panels and tipping products for transaction cards, intaglio-printed products and gift cards) sales for these periods increased 30.6% to $7.3 million, from $5.6 million. This increase comes primarily from increased sales of gift cards. Sales of simulated metal and other pigmented products for these periods increased 3.7% to $8.9 million, from $8.6 million in the first nine months of 2003. This increase is primarily due to the strength of the Euro compared to the U.S. dollar for European sales and the increase in domestic sales.

Cost of goods sold for the nine months ended September 30, 2004 increased 26.3% to $39.9 million, from $31.6 million for the nine months ended September 30, 2003. This increase was primarily due to higher sales in 2004. Cost of goods sold for the nine months ended September 30, 2004 decreased as a percentage of net sales to 64.5% from 66.6% for the nine months ended September 30, 2003. This decrease was primarily due to better utilization of the Company's fixed manufacturing costs and higher productivity offset by higher material costs.

Selling, general and administrative expenses for the nine months ended September 30, 2004 increased 12.1% to $11.2 million, from $10.0 million for the nine months ended September 30, 2003. This increase in expenses was primarily due to hiring and relocation of personnel, plus the strength of the Euro against the U.S. dollar. Selling, general and administrative expenses for the nine months ended September 30, 2004 decreased as a percentage of net sales to 18.2% from 21.1% for the nine months ended September 30, 2003, primarily due to the reasons noted above.

Research and development expenses for the nine months ended September 30, 2004 increased 34.5% to $2.2 million, from $1.6 million for the nine months ended September 30, 2003. This increase in expenses was primarily due to an increase in wages and related performance incentives. Research and development expenses for the nine months ended September 30, 2004 increased as a percentage of net sales to 3.5%, from 3.4% for the nine months ended September 30, 2003, primarily due to higher personnel costs offset by a higher sales volume.

Depreciation and amortization expenses for the nine months ended September 30, 2004 increased 10.3% to $3.6 million, from $3.3 million for the quarter ended September 30, 2003. This increase was primarily due to an increase in depreciation associated with additional capital spending. Depreciation and amortization expense as a percentage of net sales for the nine months ended
September 30, 2004 decreased to 5.8% from 6.9% for the nine months ended September 30, 2003, primarily due to higher sales in 2004.

Operating income for the nine months ended September 30, 2004 increased 414.0% to $5.0 million, from $1.0 million for the nine months ended September 30, 2003. The increase in operating income is primarily due to the reasons described above in the paragraphs relating to sales, costs and expenses. Operating income for the nine months ended September 30, 2004 as a percentage of net sales increased to 8.0% from 2.0% for the nine months ended September 30, 2003. This increase is primarily due to the reasons described above reasons described above.

Interest expense, net for the nine months ended September 30, 2004 increased 8.7% to $0.9 million, from $0.8 million for the nine months ended September 30, 2003. This increase was primarily due to increased borrowings to finance the purchase of the land and building bordering the Company's Chicago Heights facility offset by lower interest rates.

Rental (income), net for the nine months ended September 30, 2004, increased to $118,000, from $20,000 for the nine months ended September 30, 2003. This increase in rental income is primarily due to the rent being paid on the newly acquired land and building bordering the Company's Chicago Heights facility, by the former owner as they phase out of the property.

Interest rate swap valuation provision for the nine months ended September 30, 2004, decreased to a $47,000 benefit, from a $107,000 provision in the nine months ended September 30, 2003. This decrease represents the change in value of a swap agreement entered into by the Company in April 2003. It is the Company's intention to utilize this swap until its maturity. Interest rate swap valuation provision for the nine months ended September 30, 2004 decreased as a percentage of sales to 0.1% from 0.2% for the nine months ended September 30, 2003. This decrease is a result of the reasons noted above.

Income taxes for the nine months ended September 30, 2004, increased to $1.3 million, from $18,000 for the nine months ended September 30, 2003. The increase in the effective tax rate for both the nine months ended September 30, 2004 and 2003 was 30.5%. The increase in income taxes was primarily due to the increase in income discussed above.

Net income for the nine months ended September 30, 2004, increased to $2.9 million, up from $40,000 for the nine months ended September 30, 2003. This increase in net income is primarily due to the reasons described above reasons described above in the paragraphs relating to sales, costs and expenses.

Liquidity and Capital Resources
-------------------------------

The Company's working capital increased by $3.5 million during the first nine months of 2004. The primary reasons are increases of $3.4 million in customer receivables, $1.1 million in inventories, $3.8 million in cash and $0.2 million in prepaid and other current assets and deferred assets of $0.2 million, offset by an increase in current portion of long-term debt of $1.8 million (primarily resulting from converting some long-term debt into short-term debt), and $3.4 million in accounts payable, accrued compensation and benefits, accrued expenses and other accrued liabilities.

At September 30, 2004, the Company had available $6.8 million under the revolving credit agreement maintained with the Company's primary bank. This agreement, which expires April 1, 2006, is collateralized by the Company's trade accounts receivables and inventories. The Company believes that the net cash provided by operating activities and amounts available under the revolving credit agreement are sufficient to finance the Company's growth and future capital requirements. The Company has no material commitments to purchase capital assets as of September 30, 2004.

The Company's cash provided by operations increased $2.9 million during the first nine months of 2004. The primary reasons were an increase of $2.9 million in net income, plus an increase of $2.9 million in accrued compensation and benefits, a decrease of $0.6 million in prepaid and other assets, an increase of $0.2 million in depreciation, an increase of $1.5 million in accrued expenses an other liabilities, offset by an increase in accounts receivable of $2.4 million, an increase of $1.1 million in inventories, an increase of $0.2 million in other assets, an increase of $0.6 million in deferred income taxes, a decrease of $0.7 million in accounts payable and a $0.2 million decrease in valuation of derivative.

Debt Financing
--------------

On August 25, 2004, the Company utilized an Illinois Revenue Bond (IRB) to permanently finance the acquisition of the land and building bordering its Chicago Heights, Illinois facility. The face amount of the IRB is $2.0 million. At closing, $1,760,000 was drawn. The Company used the proceeds to repay borrowings under its revolving credit agreement. The IRB carries a weekly floating interest rate based on the remarketing agent surveying the market to determine the rate necessary to remarket bonds at par. On September 30, 2004, the rate was 1.50%. The IRB will amortize $100,000 annually over 20 years. The Company also extended the maturity date of its revolving credit agreement with its main domestic bank to April 1, 2006, and increased the maximum availability under borrowing. The revolving credit agreement increased to $8.0 million from $5.5 million. This agreement bears interest at prime. The Company also extended its European revolving credit agreement to April 1, 2006, and reduced its revolving loan agreement to $6.0 million from $8.4 million. This note bears interest at 1.0% over Euro overnight index average.

Euro Conversion
---------------

Member countries of the European Union have established fixed conversion rates between their existing currencies ("legacy currencies") and one common currency, the Euro. Since January 1, 2002, the new Euro-denominated notes and coins are in circulation and legacy currencies have been withdrawn from circulation. The Company has a manufacturing facility located in a member country (Germany), and the conversion to the Euro has eliminated currency exchange rate risk for transactions among the member countries, which for the Company primarily consists of payments to suppliers. In addition, because the Company uses foreign-denominated debt to meet its financial requirements and to reduce its foreign currency risks, certain of these financial instruments are denominated in Euro to finance European activities. The Company addressed all issues involved with converting to the new currency, and the conversion did not have a significant impact on its financial position, results of operations or cash flows. At September 30, 2004, the Company had total assets of $29.0 million and net assets of $15.6 million invested in Europe.

       Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not use derivative financial instruments to address currency or commodity pricing risks. The following methods and assumptions were used to estimate the fair value of each class of financial instruments held by the Company for which it is practicable to estimate that value. The carrying amount of cash equivalents approximates their fair value because of the short maturity of those instruments. The estimated fair value of accounts receivable approximated its carrying value at September 30, 2004 and December 31, 2003 based upon analysis of their collectability and net realizable value. The estimated fair value of the Company's long-term debt approximated its carrying value at September 30, 2004 and December 31, 2003, based upon market prices for the same or similar type of financial instrument. The Company minimizes its exposure to the impact of fluctuation in foreign exchange rates in situations for certain sales for products sold in Europe but manufactured in the U.S. through the movement of production of those products to Europe. There are no other activities of the Company where management believes exchange rates have a material impact with respect to the underlying transactions. In January 2003, the Company renewed its main loan agreements. The two main domestic loans, Term Loan A and Term Loan B were renewed at a floating prime rate of interest with a one-time option to lock in a fixed rate of interest. The Company executed two interest rate swap agreements to the fixed interest rate on Term Loan A at 4.82% on the principal balance of $2,303,840, and Term Loan B at 4.43% on the principal balance of $4,606,324 on April 4, 2003. The swap agreements terminate on January 31, 2008. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. These derivatives do not qualify for hedge accounting and accordingly, the Company will record these derivative instruments and the associated assets or liabilities at their fair values with the related gains or losses recorded as other income or expense in the consolidated statements of income.

Item 4.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures upon which these financial statements and management discussion are based pursuant to Securities Exchange Act Rule 13a-15(d) as of September 30, 2004. Based on their evaluation, our principal executive officer and principal financial officer have concluded that the Company's controls and procedures were effective as of September 30, 2004. There were no significant changes in our internal controls or in other factors that could significantly affect these controls in the third quarter of 2004.

                           Part II - Other Information


Item 6 - Exhibits and Reports on Form 8-K

a.      Exhibits

        10.1(a) Bond Purchase Agreement dated August 25, 2004 between the Company and LaSalle Capital Markets, a division of ABN AMRO Financial Services, Inc.

        10.1(b) Letter of Credit Agreement dated July 1, 2004 between the Company and LaSalle National Bank Association.

        10.1(c) Loan Agreement dated July 1, 2004 between the Company and the Illinois Finance Authority.

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

b.      Reports on Form 8-K
        In addition to those reports previously disclosed by the Company, during the fiscal third quarter of 2004, and through the date of this filing, the Company filed:

        -       A Report on Form 8-K dated October 1, 2004, reporting on
                Item 5.02 (Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers) and Item 9.01(Financial Statements and Exhibits) in connection with the appointment of Gregory Jehlik as Chief Executive Officer of the Company; and

        -       A Report on Form 8-K dated October 25, 2004, reporting on
                Item 2.02 (Results of Operations and Financial Condition) and
                Item 9.01(Financial Statements and Exhibits) in connection with the release of the Company's earnings for the third quarter.
                In accordance with General Instruction B of Form 8-K, this Report on Form 8-K is not deemed to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934
                (the "Exchange Act"), and is not subject to the liabilities of that section. We are not incorporating, and will not incorporate by reference, such Report into the Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, or any other filing under the Securities Act of 1933 or the Exchange Act.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 26, 2004.


                                   CFC INTERNATIONAL, INC.


                                    -----------------------------------
                                    Dennis W. Lakomy
                                    Executive Vice President,
                                    Chief Financial Officer,
                                    Secretary, and Treasurer
                                    (Principal Financial Officer)