Form 10-Q/A
period 2004-03-31
CFC INTERNATIONAL INC
filed 2005-03-31
CIK 949859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition from              to

Commission File No. 0-27222

CFC INTERNATIONAL, INC.

(Exact name of Registrant as specified in its charter)

DELAWARE	36-3434526
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 State Street, Chicago Heights, Illinois 60411

(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (708) 891-3456

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES  ☒    NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of April 29, 2004, the Registrant had issued and outstanding 3,878,485 shares of Common Stock, par value $.01 per share, and 512,989 shares of Class B Common Stock, par value $.01 per share.

CFC INTERNATIONAL, INC.

List of Items Amended

Part I—Financial Information

Item 1.

Financial Statements

Consolidated Balance Sheets

Consolidated Statements of Income

Consolidated Statements of Cash Flows

Notes to Condensed Consolidated Financial Statements

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 4.

Controls and Procedures (1)

(1)

Explanatory Note: This filing solely amends the original filing on Form 10-Q with respect to treatment of Foreign Currency Translation as prescribed by Financial Accounting Standards Board Statement No. 52, when accounting for intercompany transactions and is more fully described in footnote 10 of the financial statements contained in the filing at page 12. The financial statements have been restated as well as portions of “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” revised. On the same date of the filing of this Form 10-Q/A, the registrant is filing a Form 10-Q/A for the quarters ended June 30, 2004, and September 30, 2004, to which reference is made for additional information and developments after March 31, 2004. The Company restated its financial statements to reflect the recognition of foreign currency exchange gains and losses related to intercompany transactions in the consolidated statement of operations in accordance with Financial Accounting Standards Board No. 52, “Foreign Currency Translation.” Previously the Company had improperly included such gains and losses in accumulated other comprehensive income in its consolidated stockholders’ equity. The correction of this error effects net income, earnings per share, accumulated other comprehensive income and deferred taxes currently payable (included in accrued expenses). These changes had no effect on the balance of cash and cash equivalents in the Consolidated Statement of Cash Flows. The Company has also reclassified foreign currency exchange gains and losses previously included in selling, general and administrative expenses to foreign currency exchange (gain) loss in other income (expense) in its Consolidated Statement of Operations.

As a result of these changes, net income and earnings per diluted share disclosed in the original Form 10-Q for the three months ended March 31, 2004 will increase from $1,126,671 and $0.25 cents per share on a fully diluted basis, to $1,154,003 and $0.26 cents per share on a fully diluted basis. Net income and earnings per diluted share disclosed in the original Form 10-Q for the three months ended March 31, 2003 increases from $246,418 and $0.06 cents per share on a fully diluted basis, to $340,032 and $0.08 cents per share on a fully diluted basis.

CFC INTERNATIONAL, INC.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

The Company believes that certain statements contained in this report and in the future filings by the Company with the Securities and Exchange Commission and in the Company’s written and oral statements made by or with the approval of an authorized executive officer that are not historical facts constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby.

The words and phrases “looking ahead,” “is confident,” “should be,” “will,” “predicted,” “believe,” “plan,” “intend,” “estimates,” “likely,” “expect” and “anticipate” and similar expressions identify forward-looking statements.

These forward-looking statements reflect the Company’s current views with respect to future events and financial performance, but are subject to many uncertainties and factors relating to the Company’s operations and business environment which may affect the accuracy of forward-looking statements and cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements. As a result, in some future quarter the Company’s operating results may fall below the expectations of securities analysts and investors. In such an event, the trading price of the Company’s common stock would likely be materially and adversely affected. Many of the factors that will determine results of operations are beyond the Company’s ability to control or predict.

Some of the factors that could cause or contribute to such differences include:

•	The effect of the continuing unfavorable economic conditions on market growth trends in general and the impact on the Company’s customers, the demand for the Company’s products and services, and the Company’s ordinary sources of supply, in particular;

•	Risks inherent in international operations, including possible economic, political or monetary instability and its impact on the level and profitability of foreign sales;

•	Uncertainties relating to the Company’s ability to consummate its business strategy, including the unavailability of suitable acquisition candidates, or the Company’s inability to finance future acquisitions or successfully realize synergies and cost savings from the integration of acquired businesses;

•	Changes in the costs and availability of raw materials and the Company’s ability to adjust selling prices to reflect those changes;

•	The Company’s reliance on existing senior management and the impact of the loss of any of those persons or its inability to continue to identify, hire and retain qualified management personnel;

•	Uncertainties relating to the Company’s ability to develop and distribute new proprietary products to respond to market needs in a timely manner and the Company’s ability to continue to protect its proprietary product information and technology;

•	The Company’s ability to continue to successfully identify and implement productivity improvements and cost reduction initiatives;

•	The Company’s reliance on a small number of significant customers;

•	Uncertainties relating to the Company’s ability to continue to compete effectively with other producers of specialty transferable coatings and producers of alternative products with greater financial and management resources;

•	Control of the Company by a principal stockholder; and

•	The effects of terrorism and armed conflicts on the Company’s operations, demands for products and sources of supply.

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

Part I – Financial Information

Item 1. Financial Statements

CFC INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS AT

MARCH 31, 2004 AND DECEMBER 31, 2003

	March 31, 2004	December 31, 2003
	(Unaudited)
	Restated (Note 10)	Restated (Note 10)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,310,597	$5,672,647
Accounts receivable, less allowance for doubtful accounts and customer credits of $1,684,000 (2004) and $1,767,000 (2003)	12,808,091	9,821,047
Inventories:
Raw materials	3,325,691	4,488,351
Work in process	2,237,498	1,858,727
Finished goods	7,403,581	6,703,633

	12,966,770	13,050,711
Prepaid expenses and other current assets	768,868	856,153
Deferred income tax assets	1,019,178	915,493

Total current assets	32,873,504	30,316,051

Property, plant and equipment, net	28,424,753	28,116,892
Deferred income tax assets	3,204,130	3,280,891
Goodwill	1,029,462	1,029,462
Intangible assets, net	2,595,412	2,666,437
Other assets	99,084	105,078

Total assets	$68,226,345	$65,514,811

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$11,057,791	$9,716,066
Accounts payable	4,706,098	4,769,538
Accrued compensation and benefits	1,646,737	1,032,115
Accrued expenses and other current liabilities	4,787,988	4,651,313

Total current liabilities	22,198,614	20,169,032

Deferred income tax liabilities	2,680,247	2,680,247
Fair value of interest rate swap	114,245	47,783
Long-term debt, net of current portion	14,590,676	15,066,109

Total liabilities	39,583,782	37,963,171

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Voting Preferred Stock, par value $.01 per share, 750 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 10,000,000 shares authorized; shares issued of 4,446,127 (2004 and 2003, respectively)	44,462	44,462
Class B common stock, $.01 par value, 750,000 shares authorized; 512,989 shares issued and outstanding	5,130	5,130
Additional paid-in capital	12,167,569	12,167,569
Retained earnings	18,358,968	17,204,965
Accumulated other comprehensive income	724,837	787,917

	31,300,966	30,210,043
Less - 565,867 treasury shares of common stock, at cost	(2,658,403)	(2,658,403)

	28,642,563	27,551,640

Total liabilities and stockholders’ equity	$68,226,345	$65,514,811

The accompanying notes are an integral part of the consolidated financial statements.

CFC INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED

MARCH 31, 2004 AND 2003

	Three Months Ended March 31,
	2004	2003
	(Unaudited)
	Restated (Note 10)	Restated (Note 10)
Net sales	$20,824,297	$15,709,847
Cost of goods sold (excluding depreciation and amortization shown below)	13,024,195	10,179,940
Selling, general and administrative expenses	3,826,369	3,317,858
Research and development expenses	608,116	529,181
Depreciation and amortization expense	1,338,681	1,078,294

Total operating expenses	18,797,361	15,105,273

Operating income	2,026,936	604,574

Other (income) expense:
Interest expense	298,591	266,991
Gain on interest swap	66,462	—
Other income	(28,012)	(7,320)
Foreign currency exchange (gain) loss	24,702	(160,645)

Total other expense, net	361,743	99,026

Income before income taxes	1,665,193	505,548
Provision for income taxes	511,190	165,516

Net income	$1,154,003	$340,032

Basic earnings per share	$0.26	$0.08

Diluted earnings per share	$0.26	$0.08

The accompanying notes are an integral part of the consolidated financial statements.

CFC INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED

MARCH 31, 2004 AND 2003

	Three Months Ended March 31,
	2004	2003
	(Unaudited)
	Restated (Note 10)	Restated (Note 10)
Cash flows from operating activities:
Net income	$1,154,003	$340,032
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,373,808	1,209,549
Interest rate swap valuation	66,462	—
Deferred income taxes	(216,068)	306,367
Changes in assets and liabilities:
Accounts receivable, net	(3,101,554)	(1,206,623)
Inventories, net	(38,967)	876,737
Other current assets	91,844	(525,800)
Other assets	5,994	17,817
Accounts payable	(38,714)	(22,632)
Accrued compensation and benefits	666,374	(688,399)
Accrued expenses and other current liabilities	132,572	(136,705)

Net cash provided by operating activities	$95,754	$170,343

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,879,205)	(858,585)

Cash used in investing activities	(1,879,205)	(858,585)

Cash flows from financing activities:
Proceeds from revolving loan	2,400,000	779,089
Repayments of revolving loan	(1,043,940)	(3,261)
Proceeds from term loan	3,255,024	122,545
Repayments of term loans	(3,480,404)	(361,915)
Issuance of common stock	—	11,298

Net cash provided by financing activities	1,130,680	547,756

Effect of exchange rate changes on cash and cash equivalents	290,721	(218,866)

(Decrease) in cash and cash equivalents	(362,050)	(359,352)

Cash and cash equivalents:
Beginning of period	5,672,647	5,990,077

End of Period	$5,310,597	$5,630,725

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

The unaudited interim consolidated financial statements included herein have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures normally accompanying the annual consolidated financial statements have been omitted. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest annual report on Form 10-K.

Results for an interim period are not necessarily indicative of results for the entire year and such results are subject to year-end adjustments and an independent audit.

Note 2. Earnings Per Share

The table below provides the reconciliation of the numerator and denominator in computing earnings per share and also gives effect to the restatement described in Note 10.

	Three Months Ended
	March 31, 2004			March 31, 2003
	Income	Shares	Per Share	Income	Shares	Per Share
Basic earnings per share:
Income available to Common Stockholders, restated (Note 10)	$1,154,003	4,393,249	$0.26	$340,032	4,386,146	$0.08
Effect of Dilutive Securities:
Options exercisable		29,269			6,174
Convertible debt	10,425	71,427	—	12,000	95,237	—

Diluted earnings per share, restated (Note 10)	$1,164,428	4,493,945	$0.26	$352,032	4,487,557	$0.08

Note 3. Business Segments and International Operations

The Company operates a single business segment, which is the formulating and manufacturing of chemically complex, multi-layered functional coatings. The Company produces five primary types of coating products. Net sales for each of these products (in thousands) for the three months ended March 31, 2004 and 2003 were as follows:

	Three Months Ended March 31,
	2004		2003
Net Sales (In Thousands)	Net Sales	%	Net Sales	%
Holographic Products	$4,137	19.9	$3,172	20.2
Printed Products	7,785	37.4	4,849	30.8
Pharmaceutical Products	3,157	15.1	2,994	19.1
Security Products	2,204	10.6	1,763	11.2
Simulated Metal and Other Pigmented Products	3,541	17.0	2,932	18.7

Total	$20,824	100.0	$15,710	100.0

The following is sales information by geographic area for the three months ended March 31, 2004 and 2003, and long lived asset information as of March 31, 2004 and December 31, 2003:

	Three months ended March 31,
Net Sales (In Thousands)	2004	2003
United States	$10,855	$7,281
Europe	6,851	6,248
Other Foreign	3,118	2,181

Total	$20,824	$15,710

Long Lived Assets (In Thousands)	March 31, 2004	December 31, 2003
United States	$19,379	$18,490
Europe	12,770	13,428

Total	$32,149	$31,918

Europe and other foreign revenue are based on the country in which the customer is domiciled.

Note 4. Comprehensive Income

The Company’s total comprehensive (loss) income was as follows:

	Three Months Ended March 31,
	2004	2003
	Restated (Note 10)	Restated (Note 10)
Net income	$1,154,003	$340,032
Foreign currency translation adjustment	(63,079)	56,213

Total comprehensive income	$1,090,924	$396,245

Note 5. Contingencies and Commitments

From time to time, the Company is subject to legal proceedings and claims that arise in the normal course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.

Note 6. Derivative Instruments

On April 4, 2003, the Company executed two interest rate swap agreements to fix the interest rates on the Company’s U.S. term loans. The Company entered into these agreements to reduce the risk of adverse changes in variable interest rates. The notional amounts were $4,606,324 (with a fixed rate of 4.43%), and $2,303,840 (with a fixed rate of 4.82%) on April 4, 2003. The swap agreements terminate on January 31, 2008. These derivatives do not qualify for hedge accounting and, accordingly, the Company has recorded these derivative instruments and the associated assets or liabilities at their fair values with the related gains or losses recorded as other income or expense in the consolidated statements of operations.

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

Note 8. Supplemental Pro Forma Information

The Company currently accounts for stock based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Had the Company accounted for stock based compensation in accordance with Statement of Financial Accounting Standards No. 123 (SFAS No. 123) “Accounting for Stock-Based Compensation,” the Company would have reported the following pro forma amounts for the three months ended March 31, 2004 and 2003:

	Three Months Ended
	03/31/04	03/31/03
	Restated (Note 10)	Restated (Note 10)
Net income as reported	$1,154,003	$340,032
Pro forma adjustment – additional compensation expense had SFAS No. 123 been adopted, net of tax	(16,296)	(14,945)

Pro forma net income	$1,137,707	$325,087

Diluted earnings per share as reported	$0.26	$0.08
Pro forma effect of compensation expense	(0.01)	(0.01)

Pro forma diluted earnings per share	$0.25	$0.07

Note 9. Net Operating Loss Tax Asset

Our German business has generated cumulative tax net operating loss carry forwards (NOLs) totaling 7.1 million Euros through March 31, 2004. These NOLs are being carried forward to offset future taxable income in Germany. The Company has recorded cumulative deferred tax assets of $3.2 million as of March 31, 2004 relating to the benefit of these NOLs. At present time the unused NOLs have no expiration date. Although realization of the deferred tax asset is not assured, the Company has concluded that it is more likely than not that the tax asset will be realized, and accordingly no valuation allowance has been provided. This is principally based upon a prudent and feasible business strategy which shifts production to the Company’s plant in Germany and also after considering benefits realized from cost reduction measures the Company has already taken including closing the UK finishing operations and warehouse and reducing employee headcount. If the Company concludes that as a result of actions planned or taken, that the operating results in Germany can not achieve or maintain profitability, or if there are changes to the Germany tax law, the Company may need to adjust the value of the Company’s deferred tax assets resulting in a reduction to income in the period in which such determination is made.

Note 10. Foreign Currency Exchange Gains and Losses Restatement

The Company has restated its financial statements to correct errors discovered in determining and recording foreign currency exchange gains and losses related to intercompany transactions. The restated financial statements reflect the recognition of translation gains and losses related to intercompany transactions in the Company’s Consolidated Statements of Operations in accordance with Financial Accounting Standards Board Statement No. 52, “Foreign Currency Translation” because the functional currency of the Company’s foreign operations is not the U.S. dollar and the intercompany transactions are expected to be settled in the ordinary course of business. Previously, the Company had improperly included such gains and losses in other accumulated comprehensive income (loss) included in its consolidated stockholders’ equity. The correction of the error effected net income, earnings per share, accumulated other comprehensive income and deferred taxes currently payable. There was no effect on the balance of cash and cash equivalents in the Consolidated Statement of Cash Flows. The Company has also reclassified foreign currency exchange (gain) loss previously included in selling, general and administrative expenses to foreign currency exchange (gain) loss in other income (expense) in its Consolidated Statement of Operations. The table below summarizes the effect of the correction of the error.

	As Reported	As Restated
Selling, general and administrative expenses
2004	$3,895,155	$3,826,369
2003	3,308,203	3,317,858
Total operating expenses
2004	18,866,147	18,797,361
2003	15,095,618	15,105,273
Operating income
2004	1,958,150	2,026,936
2003	614,229	604,574
Foreign currency exchange (gain) loss
March 31, 2004	—	24,702
December 31, 2003	—	(160,645)
Income before income taxes
2004	1,621,109	1,665,193
2003	354,558	505,548
Provision for income taxes
2004	494,438	511,190
2003	108,140	165,516
Net income
2004	1,126,671	1,154,003
2003	246,418	340,032
Accrued expenses and other current liabilities
March 31, 2004	4,393,862	4,787,988
December 31, 2003	4,273,938	4,651,313
Total current liabilities
March 31, 2004	21,804,488	22,198,614
December 31, 2003	19,791,658	20,169,032
Total liabilities
March 31, 2004	39,189,656	39,583,782
December 31, 2003	37,585,797	37,963,171
Accumulated other comprehensive income
March 31, 2004	1,762,011	724,837
December 31, 2003	1,781,007	787,917
Retained earnings
March 31, 2004	17,715,920	18,358,968
December 31, 2003	16,589,249	17,204,965
Total stockholders’ equity
March 31, 2004	29,036,689	28,642,563
December 31, 2003	27,929,014	27,551,640

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company formulates, manufactures and sells chemically-complex, transferable, multi-layer coatings for use in many diversified markets, such as holographic packaging and authentication seals, furniture and building products, pharmaceutical products and transaction cards (including credit cards, debit cards, ATM cards and access cards), and intaglio printing.

The Company’s cost of goods sold reflects all direct product costs and direct labor, quality control, shipping and receiving, maintenance, process engineering and plant management, but excludes depreciation and amortization. Selling, general and administrative expenses are primarily composed of sales representatives’ salaries and related expenses, commissions to sales representatives, advertising costs, management compensation, and corporate audit and legal expense. Research and development expenses include salaries of technical personnel and experimental materials.

Foreign Currency Exchange Gains and Losses Restatement

The Company has restated its financial statements to correct errors discovered in determining and recording foreign currency exchange gains and losses related to intercompany transactions. The restated financial statements reflect the recognition of exchange gains and losses related to intercompany transactions in the Company’s Consolidated Statements of Operations in accordance with Financial Accounting Standards Board Statement No. 52, “Foreign Currency Translation” because the functional currency of the Company’s foreign operations is not the U.S. dollar and the intercompany transactions are expected to be settled in the ordinary course of business. Previously, the Company had improperly included such gains and losses in accumulated other comprehensive income (loss) included in its Consolidated Stockholders’ Equity. The correction of this error effected net income, earnings per share, accumulated other comprehensive income and deferred taxes currently payable. There was no effect on the balance of cash and cash equivalents in the Consolidated Statements of Cash Flows. The Company has also reclassified foreign currency exchange gains and losses previously included in selling, general and administrative expenses to foreign currency exchange (gain) loss in other (income) expense in its Consolidated Statement of Operations.

Results of Operations

The following table sets forth, certain items from the Company’s consolidated financial statements as a percentage of net sales for the periods presented:

	Three Months Ended March 31,
	2004	2003
	(Unaudited)
	Restated	Restated
Net sales	100.0%	100.0%

Cost of goods sold (excluding depreciation and amortization shown below)	62.6	64.8
Selling, general and administrative	18.4	21.1
Research and development	2.9	3.4
Depreciation and amortization	6.4	6.9

Total operating expenses	90.3	96.2

Operating income	9.7	3.8
Interest expense and other	1.6	1.6
Foreign currency exchange (gain) loss	0.1	(1.0)

Income before taxes	8.0	3.2
Provision for income taxes	2.5	1.0

Net income	5.5%	2.2%

Quarter Ended March 31, 2004 Compared to Quarter Ended March 31, 2003

Net sales for the quarter ended March 31, 2004 increased 32.6% to $20.8 million, from $15.7 million, for the quarter ended March 31, 2003. The Euro strengthened 15.6% compared to the U.S. dollar, and as a result sales increased approximately $0.9 million in the first quarter of 2004. Holographic product sales increased 30.4% to $4.1 million for the quarter ended March 31, 2004, compared to $3.2 million for the quarter ended March 31, 2003. This increase is primarily due to strong demand in domestic packaging. Printed product sales increased 60.6% to $7.8 million, from $4.8 million primarily due to and increase in market share domestically as a result of a major competitor withdrawing from the market. Pharmaceutical product sales increased 5.4% to $3.2 million for the quarter ended March 31, 2004, from $3.0 million for the quarter ended March 31, 2003. Pharmaceutical product sales increased primarily in Europe as the Company’s customers expanded their penetration. Security product (mag stripe, signature panels, and tipping products for credit cards, intaglio-printed products and gift cards) sales increased 25.0% to $2.2 million, from $1.8 million. This increase is due to larger gift card volumes and an increase in market penetration in sales of mag stripe and signature panel domestically. Sales of specialty pigmented and other simulated metal products increased 20.8% to $3.5 million, from $2.9 million, primarily due to the increase in the strength of the Euro and increased market share domestically.

Cost of goods sold for the quarter ended March 31, 2004 increased 27.9% to $13.0 million, from $10.2 million for the quarter ended March 31, 2003. This increase was primarily due to the increase in sales. The cost of goods sold as a percentage of net sales for the quarter ended March 31, 2004 decreased to 62.5% from 64.8% for the quarter ended March 31, 2003 primarily due improved productivity and better utilization of the Company’s fixed manufacturing costs.

Selling, general, and administrative expenses for the quarter ended March 31, 2004 increased 15.3% to $3.8 million, from $3.3 million for the quarter ended March 31, 2003. This increase is due primarily to the strength of the Euro against the U.S. dollar; domestic hiring costs and profitability based incentive compensation accruals. As a percent of net sales these costs were 18.4% for the quarter ended March 31, 2004, and 21.1% for the quarter ended March 31, 2003. The decrease in percentage is primarily due to the higher sales volume.

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

Operating income for the quarter ended March 31, 2004 increased 235.3% to $2.0 million, from $605,000 for the quarter ended March 31, 2003. The increase in operating income is due primarily due to the reasons noted above. Operating income for the quarter ended March 31, 2004 increased as a percentage of net sales to 9.7% from 3.8% for the quarter ended March 31, 2003. This increase is due primarily to the reasons noted above.

Interest expense for the quarter ended March 31, 2004 increased 11.8% to $299,000, from $267,000 for the quarter ended March 31, 2003. This increase was due primarily to the Company’s increased borrowing to finance the purchase the building and land immediately west of its Chicago Heights property, and borrowings to finance two thermal regenerative oxidizers.

Other income for the quarter ended March 31, 2004 increased to $28,000 from $7,000 for the quarter ended March 31, 2003. This increase is due primarily to rental income from the newly acquired Chicago Heights property.

Gain on foreign currency exchange for the quarter ended March 31, 2004 decreased 115.4% to a loss of $25,000 from a gain of $161,000 for the quarter ended March 31, 2003. This was a result of the weakening of the Euro against the U.S. dollar.

The effective income tax rate is 30.5% for both the quarter ended March 31, 2004 and March 31, 2003.

Net income for the quarter ended March 31, 2004 increased 239.4% to $1.2 million, from $340,000 for the quarter ended March 31, 2003. This increase in net income was due primarily to the factors affecting sales, income and expenses, as discussed above.

Liquidity and Capital Resources

The Company’s cash flow from operations decreased by $74,000 to $96,000 in 2004 from $170,000 in 2003 primarily due to an increase in net income of $0.9 million, plus an increase in depreciation and amortization of $0.2 million, offset by an increase in current assets. Working capital increased by $0.5 million during the first three months of 2004 as compared to the same period in 2003. The primary reasons for this increase are an increase of $3.0 million in customer receivables, and an increase in deferred income tax assets of $0.1 million, offset by an increase in current portion of debt of $1.3 million, an increase in accounts payable accrued compensation and benefits and other accrued expenses of $0.7 million, a decrease in prepaid and other current assets of $0.1 million, a decrease in inventories of $0.1 million and a decrease of $0.4 million in cash.

Two notes in Germany matured March 30, 2004 and were refinanced into a $3,074,000 (2.5 million Euros) three-year term loan bearing interest at 4.9% per annum. Interest and principal are to be paid quarterly, in arrears in the amount of $108,000 (88,000 Euros), with a balloon payment of $1,886,000 (1.5 million Euros) due March 31, 2006.

Our German business has generated cumulative tax net operating loss carry forwards (NOLs) totaling 7.1 million Euros through March 31, 2004. These NOLs are being carried forward to offset future taxable income in Germany. The Company has recorded cumulative deferred tax assets of $3.2 million as of March 31, 2004 relating to the benefit of these NOLs. At present time the unused NOLs have no expiration date. Although realization of the deferred tax asset is not assured, the Company has concluded that it is more likely than not that the tax asset will be realized, and accordingly no valuation allowance has been provided. This is principally based upon a prudent and feasible business strategy which shifts production to the Company’s plant in Germany and also after considering benefits realized from cost reduction measures the Company has already taken including closing the UK finishing operation and warehouse and reducing employee headcount. During the first quarter of operations for 2004, the German operations generated a profit. If the Company concludes that as a result of actions planned or taken, that the operating results in Germany can not achieve or maintain profitability, or if there are changes to the Germany tax law, the Company may need to adjust the value of the Company’s deferred tax assets resulting in a reduction to income in the period in which such determination is made.

At March 31, 2004, the Company had available $6.2 million under the revolving credit agreement maintained with the company’s primary bank. This agreement, which matures April 1, 2005, is collateralized by the Company’s trade accounts receivables and inventories. The Company expects to renew its loan revolving credit agreements in the normal course prior to the maturity date. The Company believes that the net cash provided by operating activities and amounts available under the revolving credit agreement are sufficient to finance the Company’s growth and future capital requirements. The Company had no material commitments to purchase capital assets as of March 31, 2004.

Euro Conversion

Member countries of the European Union have established fixed conversion rates between their existing currencies (“legacy currencies”) and one common currency, the Euro. Since January 1, 2002, the new Euro-denominated notes and coins are in circulation and legacy currencies have been withdrawn from circulation. The Company has a manufacturing facility located in a member country (Germany), and the conversion to the Euro has eliminated currency exchange rate risk for transactions among the member countries, which for the Company primarily consists of payments to suppliers. In addition, because the Company uses foreign-denominated debt to meet its financial requirements and to reduce its foreign currency risks, certain of these financial instruments are denominated in Euro to finance European activities. The Company addressed all issues involved with converting to the new currency, and the conversion did not have a significant impact on its financial position, results of operations or cash flows. At March 31, 2004, the Company had total assets of $29.9 million and net assets of $10.0 million invested in Europe.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments held by the Company for which it is practicable to estimate that value. The carrying amount of cash equivalents approximates their fair value because of the short maturity of those instruments. The estimated fair value of accounts receivable approximated its carrying value at March 31, 2004 and December 31, 2003 based upon analysis of their collectability and net realizable value. The estimated fair value of the Company’s long-term debt approximated its carrying value at March 31, 2004 and December 31, 2003, based upon market prices for the same or similar type of financial instrument. The Company minimizes its exposure to the impact of fluctuation in foreign exchange rates in situations for certain sales for products sold in Europe but manufactured in the U.S. through the movement of production of those products to Europe. There are no other activities of the Company where management believes exchange rates have a material impact with respect to the underlying transactions. In January 2003, the Company renewed its main loan agreements. The two main domestic loans, Term Loan A and Term Loan B were renewed at a floating prime rate of interest with a one-time option to lock the interest rate at LIBOR plus 1.5%. The Company executed two interest rate swap agreements to the fixed interest rate on Term Loan A at 4.82% on the principal balance of $2,303,840, and Term Loan B at 4.43% on the principal balance of $4,606,324 on April 4, 2003. The swap agreements terminate on January 31, 2008. These derivatives do not qualify for hedge accounting and accordingly, the Company will record these derivative instruments and the associated assets or liabilities at their fair values with the related gains or losses recorded as other income or expense in the consolidated statements of income. The Company does not use derivative financial instruments to address currency or commodity pricing risks.

Item 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to provide reasonable assurances that information required to be disclosed in reports filed with the Securities and Exchange Commission (the “Commission”) pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosures. Under the supervision and with the participation of the Company’s management, including the CEO and CFO, the Company conducted an evaluation of the overall effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report.

The evaluation of the Company’s disclosure controls and procedures by the CEO and the CFO included a review of the controls’ objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Quarterly Report. The Company’s management, including the CEO and CFO, does not expect that disclosure controls and procedures can or will prevent or detect all errors and all fraud, if any, because there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. As a result, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Also, projections of any evaluation of the disclosure controls and procedures to future periods are subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. A significant deficiency is defined as a control deficiency, or combination of deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process or report external financial data reliably in accordance with generally accepted accounting principles, such that there is more than a remote likelihood that a misstatement of the Company’s financial statements that is more than inconsequential will not be prevented or detected. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Based on their evaluation, subject to the inherent limitations as described above and taking into consideration the matter described below, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were not effective at March 31, 2004 as a result of the material weakness described below.

In connection with the year-end review of the Company’s consolidated financial statements as of and for the year ended December 31, 2004 and the audit of those statements by the Company’s Independent Registered Public Accounting Firm, the Company’s management and Audit Committee were informed that the Company had improperly included foreign currency exchange gains and losses related to intercompany transactions in accumulated other comprehensive income in its Consolidated Stockholders’ Equity instead of recognizing the gains and losses in its Consolidated Statements of Operations. As a result, the Company has restated its 2003 and 2002 financial statements and its quarterly filings for 2004, which includes the 2003 amounts. See Note 10 to the Consolidated Financial Statements for further discussion.

The Company was informed by its Independent Registered Public Accounting Firm that as a result of the errors identified in the recording of foreign currency exchange gains and losses, a material weakness in the Company’s design and operation of its internal controls regarding the application of generally accepted accounting principles existed at March 31, 2004. The Company has also concluded that a material weakness existed at March 31, 2004.

The Company’s management has discussed the material weakness described above with the Audit Committee and has worked with the Audit Committee and has identified and implemented corrective actions to improve the effectiveness of the Company’s internal controls, including enhancements of systems and procedures, the implementation of additional reconciliations and reviews of information by senior level management. The Company has implemented the controls necessary to make certain that foreign currency exchange gains and losses related to intercompany transactions are properly recorded. As a result of these actions, management believes that the financial statements included in this Form 10-Q/A fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented.

Part II – Other Information

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.	Reports on Form 8-K *

During the fiscal fourth quarter of 2003, and through the date of this filing, a Report on Form 8-K dated April 23, 2004, reporting on Item 7 (Financial Statements and Exhibits) and Item 12 (Results of Operations and Financial Condition) was filed. In accordance with General Instruction B of Form 8-K, the Report submitted to the Securities and Exchange Commission under Item 12 of Form 8-K is not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”), and is not subject to the liabilities of that section. We are not incorporating, and will not incorporate by reference, such Report into any filing under the Securities Act of 1933 or the Exchange Act.

*	- This exhibit was previously filed with the original Form 10-Q filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 29, 2004.

CFC INTERNATIONAL, INC.

/s/ Dennis W. Lakomy
Dennis W. Lakomy
Executive Vice President,
Chief Financial Officer,
Secretary, and Treasurer
(Principal Financial Officer)