Form 10-Q/A
period 2004-06-30
CFC INTERNATIONAL INC
filed 2005-03-31
CIK 949859

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

Registrant’s telephone number, including area code: (708) 891-3456

Indicated by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.    YES  ☐    NO  ☒

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

Item 4.

Controls and Procedures (1)

(1)

Explanatory Note: This filing solely amends the original filing on Form 10-Q with respect to treatment of Foreign Currency Translation as prescribed by Financial Accounting Standards Board Statement No. 52, when accounting for intercompany transactions and is more fully described in footnote 9 of the financial statements contained in the filing at page 14. The financial statements have been restated as well as portions of “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” revised. On the same date of the filing of this Form 10-Q/A, the registrant is filing a Form 10-Q/A for the quarters ended March 31, 2004, and September 30, 2004, to which reference is made for additional information and developments after June 30, 2004. The Company restated its financial statements to reflect the recognition of foreign currency exchange gains and losses related to intercompany transactions in the consolidated statement of operations in accordance with Financial Accounting Standards Board No. 52, “Foreign Currency Translation.” Previously the Company had improperly included such gains and losses in accumulated other comprehensive income included in its consolidated stockholders’ equity. The correction of this error effects net income, earnings per share, accumulated other comprehensive income and deferred taxes currently payable (included in accrued expenses). These changes had no effect on the balance of cash and cash equivalents in the Consolidated Statement of Cash Flows. The Company has also reclassified foreign currency exchange gains and losses previously included in selling, general and administrative expenses to foreign currency exchange (gain) and loss in other income (expense) in its Consolidated Statement of Operations.

As a result of these changes, net income and earnings per diluted share disclosed in the original Form 10-Q for the three months ended June 30, 2004 will increase from $520,818 and $0.12 cents per share on a fully diluted basis, to $567,495 and $0.13 cents per share on a fully diluted basis. Net income and earnings per diluted share disclosed in the original Form 10-Q for the three months ended June 30, 2003 increased from $110,160 and $0.03 cents per share on a fully diluted basis, to $233,751 and $0.05 cents per share on a fully diluted basis.

As a result of these changes, net income and earnings per diluted share disclosed in the original Form 10-Q for the six months ended June 30, 2004 will increase from $1,647,489 and $0.38 cents per share on a fully diluted basis, to $1,721,498 and $0.39 cents per share on a fully diluted basis. Net income and earnings per diluted share disclosed in the original Form 10-Q for the three months ended June 30, 2003 increased from $356,578 and $0.08 cents per share on a fully diluted basis, to $573,783 and $0.13 cents per share on a fully diluted basis.

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

Part I

Item 1. Financial Statements

CFC INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS AT

JUNE 30, 2004 AND DECEMBER 31, 2003

	June 30, 2004	December 31, 2003
	(Unaudited) Restated (Note 9)	Restated (Note 9)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,161,467	$5,672,647
Accounts receivable, less allowance for doubtful accounts and customer credits of $1,537,000 (2004) and $1,767,000 (2003)	11,737,485	9,821,047
Inventories:
Raw materials	3,318,686	4,488,351
Work in process	2,251,069	1,858,727
Finished goods	7,931,656	6,703,633

	13,501,411	13,050,711
Prepaid expenses and other current assets	1,156,223	856,153
Deferred income tax assets	977,294	915,493

Total current assets	34,533,880	30,316,051

Property, plant and equipment, net	27,692,396	28,116,892
Deferred income tax assets	3,204,130	3,280,891
Goodwill	1,029,462	1,029,462
Intangible assets, net	2,524,702	2,666,437
Other assets	92,774	105,078
Fair value of interest rate swap	48,639	—

Total assets	$69,125,983	$65,514,811

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$10,880,006	$9,716,066
Accounts payable	4,176,646	4,769,538
Accrued compensation and benefits	2,426,487	1,032,115
Accrued expenses and other current liabilities	4,857,308	4,651,313

Total current liabilities	22,340,447	20,169,032

Deferred income tax liabilities	2,680,247	2,680,247
Fair value of interest rate swap	—	47,783
Long-term debt, net of current portion	14,976,234	15,066,109

Total liabilities	39,996,928	37,963,171

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Voting Preferred Stock, par value $.01 per share, 750 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 10,000,000 shares authorized; shares issued and outstanding of 4,446,127 (2004 and 2003, respectively)	44,462	44,462
Class B common stock, $.01 par value, 750,000 shares authorized; 512,989 shares issued and outstanding	5,130	5,130
Additional paid-in capital	12,167,569	12,167,569
Retained earnings	18,926,463	17,204,965
Accumulated other comprehensive income	643,835	787,917

	31,787,458	30,210,043
Less - 565,867 treasury shares of common stock, at cost	(2,658,403)	(2,658,403)

	29,129,055	27,551,640

Total liabilities and stockholders’ equity	$69,125,983	$65,514,811

The accompanying notes are an integral part of the consolidated financial statements.

CFC INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS AND SIX MONTHS ENDED

JUNE 30, 2004 AND 2003

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
	Restated (Note 9)	Restated (Note 9)	Restated (Note 9)	Restated (Note 9)
Net sales	$19,355,179	$16,689,920	$40,179,476	$32,399,767

Cost of goods sold (excluding depreciation and amortization shown below	13,062,489	10,966,879	26,086,684	21,146,819
Selling, general and administrative expenses	3,629,915	3,546,166	7,456,284	6,864,024
Research and development expenses	788,846	554,787	1,396,962	1,083,968
Depreciation and amortization	1,016,467	1,084,259	2,355,148	2,162,553

Total operating expenses	18,497,717	16,152,091	37,295,078	31,257,364

Operating income	857,462	537,829	2,884,398	1,142,403

Other (income) expenses:
Interest expense	287,801	241,758	586,392	508,749
Interest income	—	(355)	—	(355)
Rental (income), net	(40,370)	(7,320)	(68,382)	(14,640)
(Gain) loss interest rate swap valuation	(162,884)	178,081	(96,422)	178,081
Foreign currency exchange (gain)	(51,749)	(232,205)	(27,047)	(392,850)

Total other expenses, net	32,798	179,959	394,541	278,985

Income before income taxes	824,664	357,870	2,489,857	863,418
Provision for income taxes	257,169	124,119	768,359	289,635

Net income	$567,495	$233,751	$1,721,498	$573,783

Basic earnings per share	$0.13	$0.05	$0.39	$0.13

Diluted earnings per share	$0.13	$0.05	$0.39	$0.13

The accompanying notes are an integral part of the consolidated financial statements.

CFC INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

	Six Months Ended June 30,
	2004	2003
	(Unaudited) Restated (Note 9)	(Unaudited) Restated (Note 9)
Cash flow from operating activities:
Net income	$1,721,498	$573,783
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,390,275	2,425,548
Value of derivative	(96,422)	178,081
Deferred income taxes	(203,063)	329,006
Changes in assets and liabilities:
Accounts receivable	(2,080,827)	(1,796,133)
Inventories	(620,480)	653,856
Prepaid and other current assets	(298,020)	(594,583)
Other current assets	12,304	32,329
Accounts payable	(555,870)	17,362
Accrued compensation and benefits	1,457,098	(438,030)
Accrued expenses and other current liabilities	203,242	716,123

Net cash provided by operating activities	$1,929,735	$2,097,342

Cash flows from investing activities:
Additions to property, plant and equipment	(2,197,151)	(1,705,510)

Net cash used in investing activities	(2,197,151)	(1,705,510)

Cash flows from financing activities:
Proceeds from term loans	3,713,317	122,545
Repayment of revolver	(1,043,940)	(66,305)
Proceeds from revolver	2,536,537	879,962
Repayments of long-term debt	(3,765,549)	(737,322)
Proceeds from issuance of stock	—	27,146

Net cash provided by financing activities	1,440,365	226,026

Effect of exchange rate changes on cash and cash equivalents	315,871	(393,340)

Increase in cash and cash equivalents	1,488,820	224,518

Cash and cash equivalents:
Beginning of period	5,672,647	5,990,077

End of period	$7,161,467	$6,214,595

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

Note 2. Earnings Per Share

The table below provides the reconciliation of the numerator and denominator in computing earnings per share and also gives effect to the restatement described in Note 9.

	Three Months Ended
	June 30, 2004			June 30, 2003
	Income	Shares	Per Share	Income	Shares	Per Share
Basic Earnings Per Share:
Income available to Common Stockholders, restated (Note 9)	$567,495	4,393,249	$.13	$233,751	4,390,497	$.05
Effect of Dilutive Securities:
Options exercisable		49,172			13,837
Convertible debt	10,425	71,427		12,000	95,237

Diluted Earnings per Share, restated (Note 9)	$577,920	4,513,848	$.13	$245,751	4,499,571	$.05

	Six Months Ended
	June 30, 2004			June 30, 2003
	Income	Shares	Per Share	Income	Shares	Per Share
Basic Earnings Per Share:
Income available to Common Stockholders, restated (Note 9)	$1,721,498	4,393,249	$.39	$573,783	4,388,834	$.13
Effect of Dilutive Securities:
Options exercisable		39,220			10,005
Convertible debt	20,850	71,427		24,000	95,237

Diluted Earnings per Share, restated (Note 9)	$1,742,348	4,503,896	$.39	$597,783	4,494,076	$.13

Note 3. Business Segments and International Operations

The Company and its subsidiaries operate in a single business segment, which is the formulating and manufacturing of chemically complex, multi-layered functional coatings. The Company produces five primary types of coating products. Sales for each of these products (in millions) for the three months ended June 30, 2004 and 2003, and the six months ended June 30, 2004 and 2003 are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2004	%	2003	%	2004	%	2003	%
Holographic Products	$4.5	23.1	$4.9	29.2	$8.6	21.4	$8.1	24.8
Printed Products	6.1	31.5	4.5	26.7	13.9	34.6	9.3	28.7
Pharmaceutical Products	2.6	13.5	2.9	17.5	5.8	14.3	5.9	18.3
Security Products	3.3	17.0	1.4	8.7	5.5	13.7	3.2	9.9
Specialty Pigmented and Other Simulated Metal Products	2.9	14.9	3.0	17.9	6.4	16.0	5.9	18.3

Total	$19.4	100.0	$16.7	100.0	$40.2	100.0	$32.4	100.0

The following is sales by geographic area for the three months and six months ended June 30, 2004 and 2003 and long-lived asset information as of June 30, 2004 and December 31, 2003:

	Three months ended June 30,		Six months ended June 30,
Net Sales (In Thousands)	2004	2003	2004	2003
United States	$9,991	$7,416	$20,846	$14,697
Europe	6,194	5,923	13,045	12,171
Other Foreign	3,170	3,351	6,288	5,532

Total	$19,355	$16,690	$40,179	$32,400

Long Lived Assets (In Thousands)	June 30, 2004	December 31, 2003
United States	$19,020	$18,490
Europe	12,319	13,428

Total	$31,339	$31,918

Europe and other foreign revenue are based on the country in which the customer is domiciled.

Note 4. Comprehensive Income

The Company’s total comprehensive income was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	Restated (Note 9)	Restated (Note 9)	Restated (Note 9)	Restated (Note 9)
Net earnings	$567,495	$233,757	$1,721,498	$573,783
(Less) plus: foreign currency translation adjustment	(81,002)	323,863	(144,081)	380,076

Total comprehensive income	$486,493	$557,620	$1,577,417	$953,859

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

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
	Restated (Note 9)	Restated (Note 9)	Restated (Note 9)	Restated (Note 9)
Net income as reported	$567,495	$233,757	$1,721,498	$573,783
Pro forma adjustment – additional compensation expense had SFAS No. 123 been adopted, net of tax	(16,296)	(12,860)	(32,591)	(27,805)

Pro forma net income	$551,199	$220,897	$1,688,907	$545,978

Diluted earnings per share as reported	$0.13	$0.05	$0.39	$0.13
Pro forma effect of compensation expense	(0.01)	0.00	(0.01)	0.00

Pro forma diluted earnings per share	$0.12	$0.05	$0.38	$0.13

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

Note 9. Foreign Currency Exchange Gains and Losses Restatement

The Company has restated its financial statements to correct errors discovered in determining and recording foreign currency exchange gains and losses related to intercompany transactions. The restated financial statements reflect the recognition of translation gains and losses related to intercompany transactions in the Company’s Consolidated Statements of Operations in accordance with Financial Accounting Standards Board Statement No. 52, “Foreign Currency Translation” because the functional currency of the Company’s foreign operations is not the U.S. dollar and the intercompany transactions are expected to be settled in the ordinary course of business. Previously, the Company had improperly included such gains and losses in other accumulated comprehensive income (loss) included in its consolidated stockholder’s equity. The correction of the error effected net income, earnings per share, accumulated other comprehensive income and deferred taxes currently payable. There was no effect on the balance of cash and cash equivalents in the Consolidated Statement of Cash Flows. The Company has also reclassified foreign currency exchange gains and losses previously included in selling, general and administrative expenses to foreign currency exchange (gain) loss in other income (expense) in its Consolidated Statement of Operations. The table below summarizes the effect of the correction of the error.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	As Reported	As Restated	As Reported	As Restated
Selling, general and administrative expenses
2004	$3,653,451	$3,629,915	$7,548,606	$7,456,284
2003	3,513,301	3,546,166	6,821,504	6,864,024

Total operating expenses
2004	18,521,253	18,497,717	37,387,400	37,295,078
2003	16,119,226	16,152,091	31,214,844	31,257,364

Operating income
2004	833,926	857,462	2,792,076	2,884,398
2003	570,694	537,829	1,184,923	1,142,403

Foreign currency exchange (gain)
2004	—	(51,749)	—	(27,047)
2003	—	(232,205)	—	(392,850)

Income before income taxes
2004	749,379	824,664	2,370,488	2,489,857
2003	158,530	357,870	513,088	863,418

Provision for income taxes
2004	228,561	257,169	722,999	768,359
2003	48,370	124,119	156,510	289,635

Net income
2004	520,818	567,495	1,647,489	1,721,498
2003	110,160	233,751	356,578	573,783

	As Reported	As Restated
Accrued expenses and other current liabilities
June 30, 2004	4,434,573	4,857,308
December 31, 2003	4,273,938	4,651,313

Total current liabilities
June 30, 2004	21,917,712	22,340,447
December 31, 2003	19,791,658	20,169,032

Total liabilities
June 30, 2004	39,574,193	39,996,928
December 31, 2003	37,585,797	37,963,171

Accumulated other comprehensive income
June 30, 2004	1,756,294	643,835
December 31, 2003	1,781,007	787,917

Retained earnings
June 30, 2004	18,236,738	18,926,463
December 31, 2003	16,589,249	17,204,965

Total stockholders’ equity
June 30, 2004	29,551,790	29,129,055
December 31, 2003	27,929,014	27,551,640

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

Results of Operations

The following table sets forth, certain items from the Company’s consolidated financial statements as a percentage of net sales for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
	Restated	Restated	Restated	Restated
Net sales	100.0%	100.0%	100.0%	100.0%

Cost of goods sold (excluding depreciation and amortization shown below)	67.5	65.7	64.9	65.3
Selling, general and administrative	18.8	21.3	18.5	21.2
Research and development	4.1	3.3	3.5	3.3
Depreciation and amortization	5.2	6.5	5.9	6.7

Total operating expenses	95.6	96.8	92.8	96.5

Operating income	4.4	3.2	7.2	3.5
Interest expense	1.5	1.4	1.5	1.5
Rental (income), net	(0.2)	—	(0.2)	—
Interest rate swap valuation (benefit) provision	(0.8)	1.1	(0.2)	0.5
Foreign currency exchange (gain)	(0.3)	(1.4)	(0.1)	(1.2)

Income before taxes	4.2	2.1	6.2	2.7
Provision for income taxes	1.3	0.7	1.9	0.9

Net income	2.9%	1.4%	4.3%	1.8%

Quarter Ended June 30, 2004 Compared to Quarter Ended June 30, 2003

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

Selling, general, and administrative expenses for the quarter ended June 30, 2004, increased 2.4 percent to $3.6 million, up from $3.5 million for the quarter ended June 30, 2003. This increase was primarily due to the strength of the Euro against the U.S. dollar, and additional hiring costs and relocation expenses. Selling, general, and administrative expenses for the quarter ended June 30, 2004, decreased as a percentage of net sales to 18.8 percent, down from 21.3 percent for the quarter ended June 30, 2003, due to higher sales.

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

Operating income for the quarter ended June 30, 2004, increased 59.4 percent to $857,000, up from $538,000 for the quarter ended June 30, 2003. The increase in operating income is primarily a result of the reasons noted above. Operating income for the quarter ended June 30, 2004, increased as a percentage of net sales to 4.4 percent, up from 3.2 percent for the quarter ended June 30, 2003. This increase is a result of the reasons noted above.

Interest expense for the quarter ended June 30, 2004, increased 19.0 percent to $288,000, from $242,000 for the quarter ended June 30, 2003. This increase primarily was due to the Company’s increased borrowing to finance the purchase of the land and building bordering its Chicago Heights property, and borrowing to finance two Regenerative Thermal Oxidizers (RTO’s), installed in December 2003.

Interest income for the quarter ended June 30, 2004, decreased to zero from $400 for the quarter ended June 30, 2003. This decrease was primarily related to interest received on an income tax refund in June 2003.

Rental (income), net for the quarter ended June 30, 2004, increased to $53,000 from $7,000 for the quarter ended June 30, 2003. This increase in rental income is primarily due to the rent being paid on the newly acquired land and building bordering the Company’s Chicago Heights facility, by the former owner as they phase out of the property.

Interest rate swap valuation (benefit) provision for the quarter ended June 30, 2004, increased to a benefit of $163,000 from a provision of $178,000 in the quarter ended June 30, 2003. This increase represents positive value of a swap agreement entered into by the Company in April 2003. It is the Company’s intention to utilize this swap until its maturity. This will result in the Company reversing this provision as principal payments are made. Interest rate swap valuation provision for the quarter ended June 30, 2004, increased as a percentage of sales to a benefit of (0.8) percent from a provision of 1.1 percent for the quarter ended June 30, 2003. This decrease is a result of the reasons noted above.

Gain on foreign currency exchange for the quarter ended June 30, 2004 decreased to 77.7 percent to $52,000 from $232,000 for the quarter ended June 30, 2003. This was a result of the weakening of the Euro against the U.S. dollar.

Income taxes for the quarter ended June 30, 2004, increased 107.2 percent to $257,000, up from $124,000 for the quarter ended June 30, 2003. The increase in income taxes were primarily caused by the increase in taxable income due to the reasons described above.

Net income increased 142.8 percent to $567,000 in the quarter ended June 30, 2004, from $234,000 for the quarter ended June 30, 2003. This increase in net income is primarily due to the increase in taxable income noted previously.

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

Selling, general, and administrative expenses for the six months ended June 30, 2004, increased 8.6 percent to $7.5 million, up from $6.9 million for the six months ended June 30, 2003. This increase was primarily due to the strength of the Euro against the U.S. dollar, plus hiring costs and relocation expenses. Selling, general, and administrative expenses for the six months ended June 30, 2004, decreased as a percent of net sales to 18.5 percent, down from 21.2 percent for the six months ended June 30, 2003. This decrease in percentage was primarily due to higher sales.

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

Operating income for the six months ended June 30, 2004, increased 152.5 percent to $2.9 million, up from $1.1 million for the six months ended June 30, 2003. The increase in operating income is primarily due to the reasons noted above. Operating income for the six months ended June 30, 2004, increased as a percentage of net sales to 7.2 percent, up from 3.5 percent for the six months ended June 30, 2003. This increase is primarily due to the reasons noted above.

Interest expense for the six months ended June 30, 2004, increased 15.3 percent to $586,000, up from $509,000 for the six months ended June 30, 2003. This increase was primarily due the Company’s increased borrowing to finance the purchase of the land and building bordering its Chicago Heights property, and borrowing to finance two Regenerative Thermal Oxidizers (RTO’s) installed in December 2003.

Interest income for the six months ended June 30, 2004, decreased to zero from $400 for the six months ended June 30, 2003. This decrease was primarily related to interest received on an income tax refund in June 2003.

Rental (income), net for the six months ended June 30, 2004, increased to $81,000, up from $15,000 for the six months ended June 30, 2003. This increase is primarily due to the rent being paid on the newly acquired land and building bordering the Company’s Chicago Heights facility by the former owner as they phase out of the property.

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

Gain on foreign currency exchange for the six months ended June 30, 2004 decreased 93.1 percent to $27,000 from $392,000 for the six months ended June 30, 2003. This was a result of the weakening of the Euro against the U.S. dollar.

Income taxes for the six months ended June 30, 2004, increased to $768,000, up from $290,000 for the six months ended June 30, 2003. The increase in income taxes were primarily caused by the increase in pretax income.

Net income increased 200.0 percent for the six months ended June 30, 2004, to $1.7 million, up from $574,000 for the six months ended June 30, 2003. This increase in net income is primarily due to the reasons noted above.

Liquidity and Capital Resources

The Company’s working capital increased by $2.1 million during the first half of 2004. The primary reasons are increases of $1.9 million in customer receivables, $0.5 million in inventories, $1.5 million in cash and $0.3 million in prepaid and other current assets and deferred income tax assets of $0.1 million, offset by an increase in current portion of long-term debt of $1.2 million (primarily resulting from using the Company’s line of credit to finance the purchase of the land and building bordering the Company’s Chicago Heights property) while permanent financing is being obtained (which is expected to close in August 2004), and $1.0 million in accounts payable, accrued compensation and benefits, accrued expenses and other accrued liabilities.

At June 30, 2004, the Company had available $5.5 million under the revolving credit agreement maintained with the Company’s primary bank. This agreement, which expires April 1, 2005, is collateralized by the Company’s trade accounts receivables and inventories. The Company believes that the net cash provided by operating activities and amounts available under the revolving credit agreement are sufficient to finance the Company’s growth and future capital requirements. The Company has no material commitments to purchase capital assets as of June 30, 2004.

The Company’s cash provided by operations totaling $1.9 million for the first six months of 2004, decreased $0.2, when compared to the corresponding period in the prior year. The primary reasons were an increase of $1.2 million in net income, plus an increase of $0.8 million in accounts payable, accrued compensation and other accrued expenses, offset by an increase of $0.5 million in deferred income taxes, plus an increase of $0.3 million in a valuation of a derivative, plus an increase in operating assets in the amount of $1.3 million.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following methods and assumptions were used to estimate the fair value of each class of financial instruments held by the Company for which it is practicable to estimate that value. The carrying amount of cash equivalents approximates their fair value because of the short maturity of those instruments. The estimated fair value of accounts receivable approximated its carrying value at June 30, 2004 and December 31, 2003 based upon analysis of their collectability and net realizable value. The estimated fair value of the Company’s long-term debt approximated its carrying value at June 30, 2004 and December 31, 2003, based upon market prices for the same or similar type of financial instrument. The Company minimizes its exposure to the impact of fluctuation in foreign exchange rates in situations for certain sales for products sold in Europe but manufactured in the U.S. through the movement of production of those products to Europe. There are no other activities of the Company where management believes exchange rates have a material impact with respect to the underlying transactions. In January 2003, the Company renewed its main loan agreements. The two main domestic loans, Term Loan A and Term Loan B were renewed at a floating prime rate of interest with a one-time option to lock the interest rate at LIBOR plus 1.5%. The Company executed two interest rate swap agreements to the fixed interest rate on Term Loan A at 4.82% on the principal balance of $2,303,840, and Term Loan B at 4.43% on the principal balance of $4,606,324 on April 4, 2003. The swap agreements terminate on January 31, 2008. These derivatives do not qualify for hedge accounting and accordingly, the Company will record these derivative instruments and the associated assets or liabilities at their fair values with the related gains or losses recorded as other income or expense in the consolidated statements of income. The Company does not use derivative financial instruments to address currency or commodity pricing risks.

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

Based on their evaluation, subject to the inherent limitations as described above and taking into consideration the matter described below, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were not effective at June 30, 2004 as a result of the material weakness described below.

In connection with the year-end review of the Company’s consolidated financial statements as of and for the year ended December 31, 2004 and the audit of those statements by the Company’s Independent Registered Public Accounting Firm, the Company’s management and Audit Committee were informed that the Company had improperly included foreign currency exchange gains and losses related to intercompany transactions in accumulated other comprehensive income in its Consolidated Stockholders’ Equity instead of recognizing the gains and losses in its Consolidated Statements of Operations. As a result, the Company has restated its 2003 and 2002 financial statements and its quarterly filings for 2004, which includes the 2003 amounts. See Note 9 to the Consolidated Financial Statements for further discussion.

The Company was informed by its Independent Registered Public Accounting Firm that as a result of the errors identified in the recording of foreign currency exchange gains and losses, a material weakness in the Company’s design and operation of its internal controls regarding the application of generally accepted accounting principles existed at June 30, 2004. The Company has also concluded that a material weakness existed at June 30, 2004.

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

Part II - Other Information

Item 4 - Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of Stockholders of the Company was held on April 30, 2004, pursuant to notice.

(b) The following matter was voted upon at the Annual Meeting and received the following votes:

Election of Directors as follows:

Name	Votes For	Votes Withheld	Broker Non-Votes
Roger F. Hruby	3,653,508	81,884	—
William G. Brown	3,735,208	184	—
Robert B. Covalt	3,735,192	200	—
Gregory M. Jehlik	3,735,192	200	—
Dennis W. Lakomy	3,735,108	284	—
Richard Pierce	3,735,292	100	—
David R. Wesselink	3,735,208	184	—

Item 6 - Exhibits and Reports on Form 8-K

a.	Exhibits

31.1	Certification of CEO required by Rule 13a-14(a) or Rule 15d-14(a) of the Security and Exchange Act of 1934.

31.2	Certification of CFO required by Rule 13a-14(a) or Rule 15d-14(a) of the Security and Exchange Act of 1934.

32.1	Certification of CEO required by Rule 13a-14(a) or Rule 15d-14(a) of the Security and Exchange Act of 1934 and Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO required by Rule 13a-14(a) or Rule 15d-14(a) of the Security and Exchange Act of 1934 and Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release by the Registrant, dated July 26, 2004, furnished in accordance with Item 12 of this Current Report on Form 8-K. *

b.	Reports on Form 8-K *

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

* -	These exhibits were previously filed with the original Form 10-Q filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 26, 2004.

CFC INTERNATIONAL, INC.

/s/ Dennis W. Lakomy
Dennis W. Lakomy
Executive Vice President,
Chief Financial Officer,
Secretary, and Treasurer
(Principal Financial Officer)