Form 10-Q/A
period 2004-09-30
CFC INTERNATIONAL INC
filed 2005-03-31
CIK 949859

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

Item 4.

Controls and Procedures (1)

(1)

Explanatory Note: This filing solely amends the original filing on Form 10-Q with respect to treatment of Foreign Currency Translation as prescribed by Financial Accounting Standards Board Statement No. 52, when accounting for intercompany transactions and is more fully described in footnote 11 of the financial statements contained in the filing at page 14. The financial statements have been restated as well as portions of “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” revised. On the same date of the filing of this Form 10-Q/A, the registrant is filing a Form 10-Q/A for the quarters ended March 31, 2004, and June 30, 2004, to which reference is made for additional information and developments after September 30, 2004. The Company restated its financial statements to reflect the recognition of foreign currency exchange gains and losses related to intercompany transactions in the consolidated statement of operations in accordance with Financial Accounting Standards Board No. 52, “Foreign Currency Translation.” Previously the Company had improperly included such gains and losses in accumulated other comprehensive income included in its consolidated stockholders’ equity. The correction of this error effects net income, earnings per share, accumulated other comprehensive income and deferred taxes currently payable (included in accrued expenses). These changes had no effect on the balance of cash and cash equivalents in the Consolidated Statement of Cash Flows. The Company has also reclassified foreign currency exchange gains and losses previously included in selling, general and administrative expenses to foreign currency exchange (gain) loss in other income (expense) in its Consolidated Statement of Operations.

As a result of these changes, net income and earnings per diluted share disclosed in the original Form 10-Q for the three months ended September 30, 2004 will increase from $1,300,906 and $0.29 cents per share on a fully diluted basis, to $1,431,036 and $0.32 cents per share on a fully diluted basis. Net loss and loss per diluted share disclosed in the original Form 10-Q for the three months ended September 30, 2003 decreased from ($316,427) and ($0.07) cents per share on a fully diluted basis, to ($241,240) and ($0.05) cents per share on a fully diluted basis.

As a result of these changes, net income and earnings per diluted share disclosed in the original Form 10-Q for the nine months ended September 30, 2004 will increase from $2,948,395 and $0.66 cents per share on a fully diluted basis, to $3,152,534 and $0.71 cents per share on a fully diluted basis. Net income and earnings per diluted share disclosed in the original Form 10-Q for the nine months ended September 30, 2003 increased from $40,151 and $0.01 cents per share on a fully diluted basis, to $332,553 and $0.08 cents per share on a fully diluted basis.

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

Part I

Item 1. Financial Statements

CFC INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS AT

SEPTEMBER 30, 2004 AND DECEMBER 31, 2003

	September 30, 2004	December 31, 2003
	(Unaudited) Restated (Note 11)	Restated (Note 11)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,145,438	$5,555,025
Restricted cash	306,072	117,622
Accounts receivable, less allowance for doubtful accounts and customer credits of $1,501,000 (2004) and $1,767,000 (2003)	13,190,921	9,821,047
Inventories:
Raw materials	3,330,662	4,488,351
Work in process	2,525,750	1,858,727
Finished goods	8,312,599	6,703,633

	14,169,011	13,050,711
Prepaid expenses and other current assets	1,032,889	856,153
Deferred income tax assets	1,080,474	915,493

Total current assets	38,924,805	30,316,051

Property, plant and equipment, net	27,130,714	28,116,892
Deferred income tax assets	3,204,130	3,280,891
Goodwill	1,029,462	1,029,462
Intangible assets, net	2,453,836	2,666,437
Other assets	239,339	105,078

Total assets	$72,982,286	$65,514,811

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$11,471,939	$9,716,066
Accounts payable	4,859,727	4,769,538
Accrued compensation and benefits	2,979,388	1,032,115
Accrued expenses and other current liabilities	6,119,086	4,651,313

Total current liabilities	25,430,140	20,169,032

Deferred income tax liabilities	2,605,288	2,680,247
Fair value of interest rate swap	435	47,783
Long-term debt, net of current portion	14,298,906	15,066,109

Total liabilities	42,334,769	37,963,171

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Voting Preferred Stock, par value $.01 per share, 750 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 10,000,000 shares authorized; shares issued and outstanding of 4,450,837 (2004) and 4,446,127 (2003)	44,509	44,462
Class B common stock, $.01 par value, 750,000 shares authorized; 512,989 shares issued and outstanding	5,130	5,130
Additional paid-in capital	12,196,959	12,167,569
Retained earnings	20,357,499	17,204,965
Accumulated other comprehensive income	701,822	787,917

	33,305,920	30,210,043
Less - 565,867 treasury shares of common stock, at cost	(2,658,403)	(2,658,403)

	30,647,517	27,551,640

Total liabilities and stockholders’ equity	$72,982,286	$65,514,811

The accompanying notes are an integral part of the consolidated financial statements.

CFC INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS AND NINE MONTHS ENDED

SEPTEMBER 30, 2004 AND 2003

	Three Months Ended 09/30,		Nine Months Ended 09/30,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
	Restated (Note 11)	Restated (Note 11)	Restated (Note 11)	Restated (Note 11)
Net sales	$21,717,862	$15,073,709	$61,897,338	$47,473,476
Cost of goods sold (excluding depreciation and amortization shown below)	13,842,067	10,466,959	39,928,751	31,613,768
Selling, general and administrative expenses	3,724,522	3,179,895	11,180,806	10,043,919
Research and development expenses	787,097	539,996	2,184,059	1,623,964
Depreciation and amortization expense	1,238,188	1,093,759	3,593,336	3,256,312

Total operating expenses	19,591,874	15,280,609	56,886,952	46,537,963

Operating income (loss)	2,125,988	(206,900)	5,010,386	935,513

Other (income) expense:
Interest expense, net	307,721	314,174	894,113	822,568
Interest swap valuation	49,074	(71,271)	(47,348)	106,810
Rental income	(49,885)	(5,400)	(118,267)	(20,040)
Foreign currency exchange (gain)	(262,717)	(110,363)	(289,764)	(503,213)

Total other expense, net	44,193	127,140	438,734	406,125

Income (loss) before income taxes	2,081,795	(334,040)	4,571,652	529,388
Provision (benefit) for income taxes	650,759	(92,800)	1,419,118	196,835

Net income (loss)	$1,431,036	$(241,240)	$3,152,534	$332,553

Basic earnings (loss) per share	$0.33	$(0.05)	$0.72	$0.08

Diluted earnings (loss) per share	$0.32	$(0.05)	$0.71	$0.08

The accompanying notes are an integral part of the consolidated financial statements.

CFC INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

	Nine Months Ended September 30,
	2004	2003
	(Unaudited) Restated (Note 11)	(Unaudited) Restated (Note 11)
Cash flow from operating activities:
Net income	$3,152,534	$332,553
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,628,463	3,440,814
Valuation of derivative	(47,348)	106,810
Issuance of stock to officer	29,437	—
Deferred income tax provision	(246,976)	332,662
Changes in assets and liabilities:
Accounts receivable, net	(3,451,874)	(1,038,863)
Inventories, net	(1,187,063)	(62,021)
Prepaid and other current assets	(171,528)	(746,026)
Other assets	(134,261)	42,341
Accounts payable	119,654	844,740
Accrued compensation and benefits	2,009,391	(877,841)
Accrued expenses and other current liabilities	1,359,315	(89,846)

Net cash provided by operating activities	$5,059,744	$2,285,323

Cash flows from investing activities:
Additions to property, plant and equipment	(2,554,727)	(2,049,272)

Net cash used in investing activities	(2,554,727)	(2,049,272)

Cash flows from financing activities:
Repayment of revolver	(2,549,225)	(577,500)
Proceeds from revolver	2,781,391	1,119,708
Proceeds from term loans	3,713,317	122,545
Repayments of term loans	(4,800,593)	(1,165,659)
Proceeds from IRB	2,000,000	—
Proceeds from issuance of stock	—	37,073

Net cash provided by (used in) financing activities	1,144,890	(463,833)

Effect of exchange rate changes on cash and cash equivalents	128,956	(427,667)

Increase/(decrease) in cash and cash equivalents	3,778,863	(655,449)

Cash and cash equivalents (including restricted cash):
Beginning of period	5,672,647	5,990,077

End of period	$9,451,510	$5,334,628

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

Note 2. Earnings Per Share

The table below provides the reconciliation of the numerator and denominator in computing earnings per share and also gives effect to the restatement described in Note 11.

	Three Months Ended
	September 30, 2004			September 30, 2003
	Income	Shares	Per Share	Loss	Shares	Per Share
Basic earnings (loss) per share:
Income (loss) available to common stockholders, restated (Note 11)	$1,431,036	4,395,399	$0.33	$(241,240)	4,393,223	$(0.05)
Effect of dilutive securities:
Options exercisable	—	45,033		—	—
Convertible debt	6,950	47,617	(0.01)	—	—

Diluted earnings (loss) per share, restated (Note 11)	$1,437,986	4,488,049	$0.32	$(241,240)	4,393,223	$(0.05)

	Nine Months Ended
	September 30, 2004			September 30, 2003
	Income	Shares	Per Share	Income	Shares	Per Share
Basic earnings per share:
Income available to common stockholders, restated (Note 11)	$3,152,35	4,393,966	$0.72	$332,553	4,390,434	$0.08
Effect of dilutive securities:
Options exercisable	—	41,158		—	—
Convertible debt	27,800	63,490	(0.01)	24,000	87,300

Diluted earnings per share, restated (Note 11)	$3,180,335	4,498,614	$0.71	$356,553	4,477,734	$0.08

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2004		2003		2004		2003
	Net Sales	%	Net Sales	%	Net Sales	%	Net Sales	%
Holographic Products	$5.0	22.9	$3.7	24.4	$13.6	21.9	$11.7	24.7
Printed Products	9.2	42.3	3.6	24.0	23.1	37.3	12.9	27.2
Pharmaceutical Products	3.2	14.9	2.7	17.8	9.0	14.5	8.6	18.1
Security Products	1.8	8.3	2.4	15.9	7.3	11.9	5.6	11.8
Simulated Metal and Other Pigmented Products	2.5	11.6	2.7	17.9	8.9	14.4	8.6	18.2

Total	$21.7	100.0	$15.1	100.0	$61.9	100.0	$47.4	100.0

The following is sales by geographic area for the three months and nine months ended September 30, 2004 and 2003 and long-lived asset information as of September 30, 2004 and December 31, 2003:

	Three months ended September 30,		Nine months ended September 30,
Net Sales (In Thousands)	2004	2003	2004	2003
United States	$11,757	$7,278	$32,603	$21,974
Europe	6,752	5,533	19,797	17,704
Other Foreign	3,209	2,263	9,497	7,795

Total	$21,718	$15,074	$61,897	$47,473

Long Lived Assets (In Thousands)	September 30, 2004	December 31, 2003
United States	$18,641	$18,543
Europe	12,212	10,807

Total	$30,853	$29,350

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

Note 5. Comprehensive Income

The Company’s total comprehensive income was as follows:

	Three Months Ended September 30,
	2004	2003
	Restated (Note 11)	Restated (Note 11)
Net income (loss)	$1,431,036	$(241,240)
Foreign currency translation adjustment	57,987	120,319

Total comprehensive income (loss)	$1,489,023	$(120,921)

	Nine Months Ended September 30,
	2004	2003
	Restated (Note 11)	Restated (Note 11)
Net income	$3,152,534	$332,553
Foreign currency translation adjustment	(86,094)	500,395

Total comprehensive income	$3,066,440	$832,948

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

	Three Months Ended		Nine Months Ended
	09/30/04	09/30/03	09/30/04	09/30/03
	Restated (Note 11)	Restated (Note 11)	Restated (Note 11)	Restated (Note 11)
Net income (loss) as reported	$1,431,036	$(241,240)	$3,152,534	$332,553
Pro forma adjustment – additional compensation expense had SFAS No. 123 been adopted, net of tax	(16,296)	(16,433)	(48,887)	(44,238)

Pro forma net income (loss)	$1,414,740	$(257,673)	$3,103,647	$288,315

Diluted earnings (loss) per share as reported	$0.32	$(0.05)	$0.71	$0.01
Pro forma effect of compensation expense	0.00	(0.01)	(0.01)	(0.01)

Pro forma diluted earnings (loss) per share	$0.32	$(0.06)	$0.70	$0.00

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

Note 11. Foreign Currency Exchange Gains and Losses Restatement

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	As Reported	As Restated	As Reported	As Restated
Selling, general and administrative expenses
2004	$3,671,693	$3,724,522	$11,220,299	$11,180,806
2003	3,190,818	3,179,895	10,012,322	10,043,919

Total operating expenses
2004	19,539,045	19,591,874	56,926,445	56,886,952
2003	15,291,522	15,280,609	46,506,366	46,537,963

Operating income (loss)
2004	2,178,817	2,125,988	4,970,893	5,010,386
2003	(217,813)	(206,900)	967,110	935,513

Foreign currency exchange (gain)
June 30, 2004	—	(262,717)	—	(289,764)
December 31, 2003	—	(110,363)	—	(503,213)

Income (loss) before income taxes
2004	1,871,907	2,081,795	4,242,395	4,571,652
2003	(455,316)	(334,040)	57,772	529,388

Provision (benefit) for income taxes
2004	571,001	650,759	1,294,000	1,419,118
2003	(138,889)	(92,800)	17,621	196,835

Net income (loss)
2004	1,300,906	1,431,036	2,948,395	3,152,534
2003	(316,427)	(241,240)	40,151	332,553

	As Reported	As Restated
Accrued expenses and other current liabilities
September 30, 2004	5,616,594	6,119,086
December 31, 2003	4,273,938	4,651,313

Total current liabilities
September 30, 2004	24,927,648	25,430,140
December 31, 2003	19,791,658	20,169,032

Total liabilities
September 30, 2004	41,832,277	42,334,769
December 31, 2003	37,585,797	37,963,171

Accumulated other comprehensive income
September 30, 2004	2,024,170	701,822
December 31, 2003	1,781,007	787,917

Retained earnings
September 30, 2004	19,537,644	20,357,499
December 31, 2003	16,589,249	17,204,965

Total stockholders’ equity
September 30, 2004	31,150,009	30,647,517
December 31, 2003	27,929,014	27,551,640

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

Results of Operations

The following table sets forth, certain items from the Company’s consolidated financial statements as a percentage of net sales for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
	Restated	Restated	Restated	Restated
Net sales	100.0%	100.0%	100.0%	100.0%

Cost of goods sold (excluding depreciation and amortization shown below)	63.7	69.4	64.5	66.6
Selling, general and administrative	17.2	21.1	18.1	21.1
Research and development	3.6	3.6	3.5	3.4
Depreciation and amortization	5.7	7.3	5.8	6.9

Operating income (loss)	9.8	(1.4)	8.1	2.0
Interest expense and other	1.4	1.5	1.2	2.0
Foreign currency exchange (gain)	(1.2)	(0.7)	(0.5)	(1.1)

Income (loss) before taxes	9.6	(2.2)	7.4	1.1
Provision (benefit) for income taxes	3.0	(0.8)	2.3	0.4

Net income (loss)	6.6%	(1.6)%	5.1%	0.7%

Quarter Ended September 30, 2004 Compared to Quarter Ended September 30, 2003

Net sales for the quarter ended September 30, 2004 increased 44.1% to $21.7 million, from $15.1 million for the quarter ended September 30, 2003. The Euro appreciated in value 8% compared to the U.S. dollar, and as a result, increased sales approximately $0.4 million in the third quarter of 2004. Holographic products sales increased 35.1% to $5.0 million for the quarter ended September 30, 2004, compared to $3.7 million for the quarter ended September 30, 2003. This increase was primarily due to increased volumes for existing customers and new applications of the Company’s HoloLam Plus™, patent applied for. HoloLam Plus is a full-face holographic laminate for transaction cards that offers a new method to produce material that is a registered full face holographic image on transaction cards. Printed products sales increased 153.3% to $9.2 million, compared to $3.6 million for the same quarter in the prior year. This increase was primarily due to an increase in market share domestically as a result of a major competitor withdrawing from the market. Pharmaceutical products sales during these same periods increased 20.7% to $3.2 million, from $2.7 million, primarily due to increased demand worldwide. Security products (mag stripe, signature panels and tipping products for credit cards, intaglio-printed products and gift cards) sales for these same periods decreased 24.1% to $1.8 million from $2.4 million. This decrease was primarily the result of the slower ramp up of gift cards which should be made up in the fourth quarter. Sales of simulated metal and other pigmented products for these periods decreased 11.6% to $2.5 million, from $2.7 million, primarily due to the sluggish European economy, offset by the strength of the Euro compared to the U.S. dollar, and the strength of domestic sales.

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

Selling, general and administrative expenses for the quarter ended September 30, 2004 increased 17.1% to $3.7 million, from $3.2 million for the quarter ended September 30, 2003, due to the Company adding sales and marketing resources and the strength of the Euro compared to the U.S. dollar. Selling, general and administrative expenses for the quarter ended September 30, 2004 decreased as a percentage of net sales to 17.2% from 21.1% for the quarter ended September 30, 2003. This decrease in percentage was primarily due to the impact of higher sales.

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

Operating income for the quarter ended September 30, 2004, increased to income of $2.1 million, from a loss of ($207,000) for the quarter ended September 30, 2003. The increase in operating income is primarily a result of the above reasons described above in the paragraphs relating to sales, costs and expenses. Operating income for the quarter ended September 30, 2004, increased as a percentage of net sales to 9.8% from a loss of (1.4%) for the quarter ended September 30, 2003. This increase is a result of the above.

Interest expense, net for the quarter ended September 30, 2004 decreased 2.1% to $308,000, from $314,000 for the quarter ended September 30, 2003. This decrease in interest expense is primarily due to increased borrowings to finance the purchase of the land and building bordering the Company’s Chicago Heights facility, offset by lower interest rates.

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

Gain on foreign currency exchange for the quarter ended September 30, 2004 increased 138.0% to $263,000 from $110,000 for the quarter ended September 30, 2003. This was a result of the strength of the Euro against the U.S. dollar.

Provision (benefit) for income taxes for the quarter ended September 30, 2004, decreased 801.2% to a provision of $651,000, from a benefit of ($93,000) for the quarter ended September 30, 2003. The effective tax rate for the quarters ended September 30, 2004 and 2003 were both 30.5%.

Net income increased 693.2% to $1.4 million for the quarter ended September 30, 2004, from a loss of ($241,000) for the quarter ended September 30, 2003. This increase is net income is primarily due to the reasons noted above.

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

Cost of goods sold for the nine months ended September 30, 2004 increased 26.3% to $39.9 million, from $31.6 million for the nine months ended September 30, 2003. This increase was primarily due to higher sales in 2004. Cost of goods sold for the nine months ended September 30, 2004 decreased as a percentage of net sales to 64.5% from 66.6% for the nine months ended September 30, 2003. This decrease was primarily due to better utilization of the Company’s fixed manufacturing costs and higher productivity offset by higher material costs.

Selling, general and administrative expenses for the nine months ended September 30, 2004 increased 11.3% to $11.2 million, from $10.0 million for the nine months ended September 30, 2003. This increase in expenses was primarily due to hiring and relocation of personnel, plus the strength of the Euro against the U.S. dollar. Selling, general and administrative expenses for the nine months ended September 30, 2004 decreased as a percentage of net sales to 18.1% from 21.1% for the nine months ended September 30, 2003, primarily due to the reasons noted above.

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

Operating income for the nine months ended September 30, 2004 increased 435.6% to $5.0 million, from $0.9 million for the nine months ended September 30, 2003. The increase in operating income is primarily due to the reasons described above in the paragraphs relating to sales, costs and expenses. Operating income for the nine months ended September 30, 2004 as a percentage of net sales increased to 8.1% from 2.0% for the nine months ended September 30, 2003. This increase is primarily due to the reasons described above reasons described above.

Interest expense, net for the nine months ended September 30, 2004 increased 8.7% to $0.9 million, from $0.8 million for the nine months ended September 30, 2003. This increase was primarily due to increased borrowings to finance the purchase of the land and building bordering the Company’s Chicago Heights facility offset by lower interest rates.

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

Gain on foreign currency exchange for the nine months ended September 30, 2004 decreased 42.4% to $290,000 from $503,000 for the nine months ended September 30, 2003. This was a result of the strength of the U.S. dollar against the Euro.

Income taxes for the nine months ended September 30, 2004, increased to $1.4 million, from $197,000 for the nine months ended September 30, 2003. The increase in the effective tax rate for the nine months ended September 30, 2004 decreased to 31.0% from 37.2% for the nine months ended September 30, 2003. The increase in income taxes was primarily due to the increase in income discussed above.

Net income for the nine months ended September 30, 2004, increased to $3.2 million, up from $333,000 for the nine months ended September 30, 2003. This increase in net income is primarily due to the reasons described above reasons described above in the paragraphs relating to sales, costs and expenses.

Liquidity and Capital Resources

The Company’s working capital increased by $2.7 million during the first nine months of 2004. The primary reasons are increases of $3.4 million in customer receivables, $1.1 million in inventories, $3.8 million in cash and $0.2 million in prepaid and other current assets and deferred assets of $0.1 million, offset by an increase in current portion of long-term debt of $1.8 million (primarily resulting from converting some long-term debt into short-term debt), and $3.5 million in accounts payable, accrued compensation and benefits, accrued expenses and other accrued liabilities.

At September 30, 2004, the Company had available $6.8 million under the revolving credit agreement maintained with the Company’s primary bank. This agreement, which expires April 1, 2006, is collateralized by the Company’s trade accounts receivables and inventories. The Company believes that the net cash provided by operating activities and amounts available under the revolving credit agreement are sufficient to finance the Company’s growth and future capital requirements. The Company has no material commitments to purchase capital assets as of September 30, 2004.

The Company’s cash provided by operations increased $2.8 million during the first nine months of 2004. The primary reasons were an increase of $2.8 million in net income, plus an increase of $2.9 million in accrued compensation and benefits, a decrease of $0.6 million in prepaid and other assets, an increase of $0.2 million in depreciation, an increase of $1.5 million in accrued expenses an other liabilities, offset by an increase in accounts receivable of $2.4 million, an increase of $1.1 million in inventories, an increase of $0.2 million in other assets, an increase of $0.6 million in deferred income taxes, a decrease of $0.7 million in accounts payable and a $0.2 million decrease in valuation of derivative.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following methods and assumptions were used to estimate the fair value of each class of financial instruments held by the Company for which it is practicable to estimate that value. The carrying amount of cash equivalents approximates their fair value because of the short maturity of those instruments. The estimated fair value of accounts receivable approximated its carrying value at September 30, 2004 and December 31, 2003 based upon analysis of their collectability and net realizable value. The estimated fair value of the Company’s long-term debt approximated its carrying value at September 30, 2004 and December 31, 2003, based upon market prices for the same or similar type of financial instrument. The Company minimizes its exposure to the impact of fluctuation in foreign exchange rates in situations for certain sales for products sold in Europe but manufactured in the U.S. through the movement of production of those products to Europe. There are no other activities of the Company where management believes exchange rates have a material impact with respect to the underlying transactions. In January 2003, the Company renewed its main loan agreements. The two main domestic loans, Term Loan A and Term Loan B were renewed at a floating prime rate of interest with a one-time option to lock the interest rate at LIBOR plus 1.5%. The Company executed two interest rate swap agreements to the fixed interest rate on Term Loan A at 4.82% on the principal balance of $2,303,840, and Term Loan B at 4.43% on the principal balance of $4,606,324 on April 4, 2003. The swap agreements terminate on January 31, 2008. These derivatives do not qualify for hedge accounting and accordingly, the Company will record these derivative instruments and the associated assets or liabilities at their fair values with the related gains or losses recorded as other income or expense in the consolidated statements of income. The Company does not use derivative financial instruments to address currency or commodity pricing risks.

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

Based on their evaluation, subject to the inherent limitations as described above and taking into consideration the matter described below, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were not effective at September 30, 2004 as a result of the material weakness described below.

In connection with the year-end review of the Company’s consolidated financial statements as of and for the year ended December 31, 2004 and the audit of those statements by the Company’s Independent Registered Public Accounting Firm, the Company’s management and Audit Committee were informed that the Company had improperly included foreign currency exchange gains and losses related to intercompany transactions in accumulated other comprehensive income in its Consolidated Stockholders’ Equity instead of recognizing the gains and losses in its Consolidated Statements of Operations. As a result, the Company has restated its 2003 and 2002 financial statements and its quarterly filings for 2004, which includes the 2003 amounts. See Note 11 to the Consolidated Financial Statements for further discussion.

The Company was informed by its Independent Registered Public Accounting Firm that as a result of the errors identified in the recording of foreign currency exchange gains and losses, a material weakness in the Company’s design and operation of its internal controls regarding the application of generally accepted accounting principles existed at September 30, 2004. The Company has also concluded that a material weakness existed at September 30, 2004.

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

Part II - Other Information

Item 6 - Exhibits and Reports on Form 8-K

a.	Exhibits

10.1(a)	Bond Purchase Agreement dated August 25, 2004 between the Company and LaSalle Capital Markets, a division of ABN AMRO Financial Services, Inc. *

10.1(b)	Letter of Credit Agreement dated July 1, 2004 between the Company and LaSalle National Bank Association. *

10.1(c)	Loan Agreement dated July 1, 2004 between the Company and the Illinois Finance Authority. *

31.1	Certification of CEO required by Rule 13a-14(a) or Rule 15d-14(a) of the Security and Exchange Act of 1934.

31.2	Certification of CFO required by Rule 13a-14(a) or Rule 15d-14(a) of the Security and Exchange Act of 1934.

32.1	Certification of CEO required by Rule 13a-14(a) or Rule 15d-14(a) of the Security and Exchange Act of 1934 and Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO required by Rule 13a-14(a) or Rule 15d-14(a) of the Security and Exchange Act of 1934 and Section 906 of the Sarbanes-Oxley Act of 2002.

b.	Reports on Form 8-K *

In addition to those reports previously disclosed by the Company, during the fiscal third quarter of 2004, and through the date of this filing, the Company filed:

•	A Report on Form 8-K dated October 1, 2004, reporting on Item 5.02 (Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers) and Item 9.01(Financial Statements and Exhibits) in connection with the appointment of Gregory Jehlik as Chief Executive Officer of the Company; and

•	A Report on Form 8-K dated October 25, 2004, reporting on Item 2.02 (Results of Operations and Financial Condition) and Item 9.01(Financial Statements and Exhibits) in connection with the release of the Company’s earnings for the third quarter. In accordance with General Instruction B of Form 8-K, this Report on Form 8-K is not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”), and is not subject to the liabilities of that section. We are not incorporating, and will not incorporate by reference, such Report into the Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, or any other filing under the Securities Act of 1933 or the Exchange Act.

* -	These exhibits were previously filed with the original Form 10-Q filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 26, 2004.

CFC INTERNATIONAL, INC.

/s/ Dennis W. Lakomy
Dennis W. Lakomy
Executive Vice President,
Chief Financial Officer,
Secretary, and Treasurer
(Principal Financial Officer)