Form 10-K
period 2004-12-31
CFC INTERNATIONAL INC
filed 2005-03-31
CIK 949859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-27222

CFC INTERNATIONAL, INC.

(Exact name of Registrant as specified in its charter)

Delaware	36-3434526
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

500 STATE STREET, CHICAGO HEIGHTS, ILLINOIS	60411
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (708) 891-3456

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of the voting stock of the registrant held by stockholders who were not affiliates (as defined by regulations of the Securities and Exchange Commission) of the registrant was approximately, - $11,487,738 at June 30, 2004 (based on the closing sale price on The NASDAQ Stock Market on June 30, 2004). At March 11, 2005, the registrant had outstanding an aggregate of 3,963,282 shares of Common Stock and 512,989 shares of Class B non-voting Common Stock.

Documents Incorporated by Reference

Those sections or portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held in 2005, described in Part III hereof, are incorporated by reference in this report.

PART I

ITEM 1. BUSINESS

General

CFC International, Inc. (“CFC” or the “Company”) formulates, manufactures and sells chemically-complex, multi-layered functional coatings, which provide superior performance under a wide range of operating conditions. The Company applies its proprietary coatings to rolls of plastic film from which its customers transfer the coatings or with which they laminate the coatings to their products for protective, functional, decorative and/or informative purposes. The Company produces five primary types of coated products: holographic products such as HoloLam Plus™ (patent applied for) for credit cards, authentication seals used principally to certify and protect the authenticity or brand of proprietary products and documents susceptible to counterfeiting or tampering and eye-catching holographic packaging; printed products such as simulated wood grain patterns for furniture, manufactured homes and home interiors; pharmaceutical pigmented coatings used as heat transfer printing registered with the FDA for pharmaceutical products such as intravenous solution bags and syringes; security products such as magnetic stripes and signature panels for credit cards, intaglio printing for stocks, bonds and gift certificates, along with printing, encoding gift cards and a sophisticated fulfillment system to distribute security products; and specialty pigmented and simulated metal coatings used on products such as beverage cases and cosmetics. CFC is a leading supplier in many of the worldwide markets it serves.

In March 1999, CFC acquired German specialty chemical coatings manufacturer Ernst Oeser & Sons KG, now called CFC Europe, together with its wholly-owned French subsidiary, Oeser France S.A.R.L., after the acquisition called CFC Oeser France S.A.R.L. References in this report to “CFC Oeser” are to these acquired businesses. In April 2002, the French subsidiary was merged into CFC Europe. In June 2003, the Company’s United Kingdom operations were merged into CFC Europe in Germany.

The Company’s coatings are produced by milling pigments, solvents and resins into proprietary formulations. These coatings when applied in multiple layers and are designed to react with each other to create a composite solid coating on a plastic film and are transferred off that film and onto a customer’s product or laminated directly on to a customer’s product. The coatings are produced with a wide range of physical and chemical characteristics and in a broad array of colors, patterns and surface finishes that are designed to meet specific customer functional requirements. The Company’s research and development capabilities enable it to create products specifically tailored to meet customers’ requirements, such as resistance to specific chemicals or abrasion and to satisfy exacting design criteria, such as sophisticated overt and covert (conspicuous and hidden) holograms, simulated woodgrain and other patterns. By using the Company’s products, customers also are able to address many of the problems manufacturers confront in complying with increasingly restrictive environmental laws and regulations because the customers can avoid the use of liquid solvents and adhesives otherwise needed to apply other types of coatings to their products.

The Company is one of the leading designers and producers of holograms, which are used to protect and authenticate brand name software and merchandise, transportation and event tickets and other similar applications requiring protection against unauthorized copying or counterfeiting. The Company provides eye-catching holographic packaging to major consumer product manufacturers. On January 3, 2000 the Company acquired from Applied Holographics PLC, its previous joint venture partner, the joint worldwide rights to certain holography technology (see “— Holographic Products”). Prior to the acquisition, the Company’s market was limited to North America. CFC now is one of only a few companies worldwide with the ability to serve all stages of the holographic production process, from design to manufacturing in a secure production facility. Sales of products in this market represented approximately 23% of the Company’s net sales in 2004. See “— Holographic Products.”

A principal market which the Company serves is printed coatings for engineered wood products (“Engineered Board”) used to produce ready-to-assemble (“RTA”) furniture, kitchen cabinets, manufactured housing, value-priced/promotional furniture, picture frames and home interiors. The Company’s coatings are designed to match, or improve upon, the appearance, texture, durability, scratch, moisture and stain resistance of natural or painted wood. The Company was one of only two significant suppliers of printed film transferable coatings for the Engineered Board market. In October 2003, a major competitor in this segment announced it was not going to service this market as of February 1, 2004, and in fact exited the market at that time. Sales of products in this market represented approximately 36% of the Company’s net sales in 2004. See “— Chemical Coatings — Printed Products.”

The Company also focuses its efforts on the market for security products for transaction cards, which include credit cards, debit cards, identification cards, ATM cards and gift cards. The Company manufactures tamper evident signature panels and multi-coercivity magnetic stripes for transaction cards and other documents and abrasion resistant tipping foils used to highlight the embossed lettering of transaction cards. The Company’s coated products are used on credit cards for MasterCard, VISA, American Express and Diners Club International, to enhance the security and processing speed of transaction cards. The Company also has the ability to manufacture intaglio printed documents such as stock certificates, bonds, gift certificates and certificates of authenticity. The Company has also entered the market for encoding information on to gift cards and has developed a fulfillment system to distribute security products for global customers. The Company has also developed a line of scratch-off foils for cards such as telephone, gift and reward cards. Sales of products in this market represented approximately 13% of the Company’s net sales in 2004. See “— Chemical Coatings — Security Products.”

Another significant area for the Company’s products is the pharmaceutical industry, which includes heat transfer printing for intravenous solution bags and other medical supplies. The Company’s products provide the pharmaceutical industry with a reliable, environmentally safe method of conveying crucial medical information on surfaces on which printing is difficult. The Company has recently developed a product which allows bar codes to be read on intravenous solution bags. The Company’s coatings for this market are used on FDA-registered products and are able to survive the sterilization process without degradation. The Company is one of the most significant suppliers to this growing market and is the sole supplier to Baxter Healthcare Corporation for these products worldwide. Sales of products in this market represented approximately 14% of the Company’s net sales in 2004. See “— Chemical Coatings — Pharmaceutical Products.”

The Company’s Specialty Pigment and Simulated Metal Products serves a variety of other consumer and industrial markets, which take advantage of the special functional capabilities of the Company’s coatings. These markets include the automobile battery and cosmetics markets, which require acid and solvent resistant markings, and the consumer electronics and appliances markets, which require special surface durability and resistance to ultra-violet light degradation. A major market sector served was use of these foils on board and paper stock (graphics) for secondary packaging, greeting cards and other decorative applications. This product category had grown as a result of the CFC Oeser acquisition, although sales of this product line in Germany continue to decline as the Company deemphasizes this sector of the product line in favor of more profitable products. Sales of products in this market represented approximately 14% of the Company’s net sales in 2004. See “— Chemical Coatings — Specialty Pigmented and Simulated Products.”

CFC’s products are sold to more than 1,000 active customers worldwide. The Company generated approximately 46.6% of its 2004 revenues from sales outside of the United States and has sales offices in the United Kingdom and France, as well as manufacturing and sales capability in Germany. In addition, the Company works thru an extensive group of distributors in Asia and the Pacific Rim. The Company’s margins and operating income result from the Company’s proprietary technologies and from the Company’s focus on quality. The Company received its International Standards Organization (“ISO”) 9001 registration in June 1995, and was recently re-certified to the newer 2000 version in August 2003. The Company’s ISO9001/2000 Registered Quality Management System certification provides assurance to the Company’s customers that its quality systems are consistently capable of providing products that meet the customers’ requirements. The Company’s quality systems were audited in 2004 by an accredited “ISO” auditing firm and no major system deficiencies were noted.

The Company’s executive offices are located at 500 State Street, Chicago Heights, Illinois 60411. Our telephone number is (708) 891-3456, and our website which was redesigned in July 2004 is www.cfcintl.com. The information on our website is not incorporated into and is not intended to be a part of this report.

You can obtain copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed with the U.S. Securities and Exchange Commission (SEC) free of charge through the Company’s website, where we post these filings as soon as practicable after they have been filed with the SEC.

You can also write to us at the address of our principal office above to the attention of our Secretary and request copies of our SEC filings, as well as copies of our Conflicts of Interest and Business Ethics Policy and our Audit Committee’s charter.

All references to the “Company,” “CFC” or the “Registrant” in this report mean CFC International, Inc. and its consolidated subsidiaries, unless the context requires otherwise.

Business Strategy

The Company plans to continue its “Growth Performance Program.” The objectives of this program are to obtain a leading worldwide share in its markets, be a low-cost producer, continually improve efficiencies and quality, and deliver products that meet customers’ requirements. The Company seeks to attain these goals and to increase its worldwide sales and profitability through a strategy based on the following key elements:

Globalization. Because the Company’s existing and potential customers have expanded the geographic markets in which they manufacture and sell their products, management of the Company is increasing its focus on the international demand for the Company’s products. Accordingly, the Company intends to increase its global sales through alliances with foreign organizations based or headquartered in the Pacific Rim in order to benefit from the increasing globalization of the markets for the Company’s products. In furtherance of this strategy, in March 1999, the Company acquired CFC Oeser, based in Germany, to penetrate the European market with its products. Also, in January 2000, the Company acquired joint worldwide rights to manufacture and market certain holographic technology from its previous United Kingdom joint venture partner, expanding rights previously limited to North America. The Company has created a global marketing position and manages its technologies globally to expand sales of existing products on a worldwide basis.

Low-Cost Producer. The Company plans to maintain and enhance its position as a low-cost producer of specialty transferable coatings by reducing and limiting its manufacturing costs and by increasing the efficiency of the Company’s operations. In this regard, the Company has an Employee Gain-Sharing Program whereby employees are paid a portion of the annual cost savings that the Company realizes. The Company also continually modifies its manufacturing processes and equipment to more efficiently utilize the Company’s production facilities and limit waste. The Company continues to focus on solving non-conformances in the manufacturing process. The Company has also introduced a program to reduce cycle times in the manufacturing process utilizing lean manufacturing techniques. The Company is currently identifying projects which would benefit from applying the Six Sigma principles. The Company has a Six Sigma black belt on staff who will be training several Six Sigma green belt candidates in 2005.

Quality Products. One of the Company’s goals is to become a preferred supplier for all of its key or strategic customers, and management of the Company believes that maintaining the highest levels in product and service are integral to the achievement of that goal. The Company strives to provide its customers with zero-defect products. In addition, the Company has achieved ISO9001/2000 certification from an approved ISO9001/2000 accreditation firm, which permits the Company to offer certification programs to its customers, thereby eliminating the need for the customers to make incoming inspections of the Company’s products.

Development of New Technology. Management of the Company believes that a major factor contributing to the Company’s operations has been continued investment in research and development which is managed globally. Continued development of new products and processes will be critical to keep abreast of the technology-driven changes in the needs of the Company’s customers and to maintain a technical advantage over the Company’s competitors. The Company’s Research and Development department has contributed to the development of formulae, proprietary know-how, modifications to existing equipment, and specifications for both new equipment and new raw materials. The Company has developed an improved version of the heat transfer base product used to emboss holographic images for Visa, MasterCard, etc. This new embossable HoloV or credit card foil base allows our customers to achieve a brighter holographic image, permits card producers to apply the foil patches at higher speeds, and has greater durability and chemical resistance on the final transaction card. This same technology is employed in other markets such as identification cards, plastic decorating and high-performance labels. Tangible results during the last two years include the Company’s special version of the HoloLaser product that has been used in high security documentation. The Company has introduced a second-generation version of their popular HoloLam® (holographic laminate for transaction/credit cards). The new product, HoloLam Plus™ (patent applied for), has many new features and benefits over its predecessor such as: improved performance (better laminate bond), more and varied security features (De-Metallization (DeMet), high refractive index (HRI), ultra violet (UV) and infrared (IR) printing, better lay flatness (easier to print and process) and custom registered holography for credit cards. The base technology applied for in the patent can extend well beyond card products. The Company has developed a morphing security hologram that with simple movement of the hologram allows for instant authentication. By combining two high security, complex stereographic images, consumers can easily check for authenticity by simply rolling the holographic image from side-to-side to see one image change into another. This new development addresses what had previously been identified as a weakness for holography as an authentication device, namely its dependence upon covert (forensic) elements that only someone with a microscope or other types of analytical tools would be able to identify and authenticate as a real hologram/product. The Company has extended its developments for HoloLaser™ (a heat transfer foil that is applied to security documents, and able to withstand the heat of laser printing the variable information onto the documentation) to yield two new premium HoloCurrency foils that the Company’s laboratory believes meet or exceed all of the known currency performance test requirements. Further, these new products have been shown to process at the highest speeds presently employed in the market. The Company has also developed a two-sided embossed strippable holographic material to manufacture holographic pigments for use in coatings and inks (i.e., cosmetics and decorative paints). The Company has continued to grow its family of scratch-off foils widely used to mask personal identification numbers (PIN) or other private codes on phone, credit, gift, identification or other cards. Most recently, various custom imagery and holographic versions have been introduced. The Company has developed a pressure sensitive security label with sophisticated features that include double-layer voiding and registered demetalization for use on packaging and brand protection. This complex construction can be used on both boardstock and plastic surfaces over a wide range of temperatures. The Company continues to exploit its voidable foil technology. New applications and customized constructions continue to be developed to meet customer and end-use demands. The Company has developed a high refractive index material that is used on driver’s licenses and passports. The Company has also developed a special woodgrain product for inmold decorating of interlocking floor tiles with both functional and decorative attributes. This product will fully cover and bond to the top surface of the tile and the contours of the tile during the molding process. The Company has successfully developed and commercialized a holographic laminate for metal substrates. The resultant laminate can be formed, printed and post-fabricated while still retaining the holographic brightness and appearance. The Company has developed a virtual seamless holographic shim up to 40” for its wide embossing machines. The Company has also combined other commercially available technologies, such as color shifting inks to raise the security bar on the Company’s products.

Overview of Products

The Company’s principal product types include the following:

•	Holographic Products include the Company’s high-technology holograms used as security markings on products such as computer microprocessors and merchandise, transportation and event tickets, and other products susceptible to counterfeiting or tampering, as well as holographic images for packaging and other visual markets. The Company has a patented, computer-generated dot-matrix process which produces minute juxtaposed holographic gratings resulting in a composite image with up to 60,000 individual images per square inch and which can contain both overt and covert data. The Company uses AEGIS™ (Anti-Counterfeit Encrypted Graphic Image System), a computer-based imaging system that offers significant advances and improvements over what the industry calls dot matrix holography. The Company has introduced a virtual seamless, up to 40”, web packaging product. The Company also has developed a morphing security hologram that with simple movement of the hologram allows for instant authentication. By combining two high security, complex stereographic images, consumers can easily check for authenticity by simply rolling the holographic image from side-to-side to see one image change into another. This new development addresses what had previously been identified as a weakness for holography as an authentication device, namely its dependence upon covert (forensic) elements that only someone with a microscope or other analytical tools would be able to identify and authenticate as a real hologram/product. The Company has incorporated the voidable technology to make a holographic security device that is also tamper-evident. The Company has also incorporated some commercially available technologies such as color shifting inks. The new embossable HoloV or credit card foil base allows our customers to achieve a brighter holographic image, permits card producers to apply the foil patches at higher speeds and has greater durability and chemical resistance on the final transaction card. In August 2004, the Company introduced HoloLam Plus™ (patent applied for). This product is a full faced registered hologram for the card industry, and it is being well received.

•	Printed Products include specialized functional coatings used primarily as an alternative to painting or using liquid coatings on high-pressure laminates for wood substitutes and plastics. The most important markets for these products include engineered board products used in the RTA furniture market, kitchen and bath cabinets, factory-constructed housing interiors, value-priced furniture, window trim and moldings, picture frames, consumer electronics, automotive and appliance markets. NeoClad™ is a thermoformable, wrappable, non-PVC laminate that is more environmentally friendly than competitive vinyl laminates. This product adheres to the various surface elevations of profiled edges of medium-density fiberboard applications such as panel doors, and helps round out our offering to the furniture market. Its finish is comparable to wood veneer, and it is less expensive and easier to apply than vinyl products, which saves our customers significant labor costs. The Company’s can also print in register with the Company’s InMold decorating technology to produce precision layouts while being automatically transferred in the molding process.

•	Security Products include tamper-evident signature panels and abrasion resistant tipping foils for transaction cards, as well as specialized multi-coercivity magnetic stripe products applied to both plastic transaction cards and disposable fibrous substrates, such as driver’s licenses, student identification cards, airline tickets, mass-transit tickets, bank books and telephone debit cards. The Company has developed a series of scratch-off foils for the card industry. This product line also includes intaglio printing used on documents such as stock certificates, bonds, birth certificates, gift certificates and certificates of authenticity. Other products in this group include encoding numbering and applying security devices to gift cards. The Company has developed a sophisticated fulfillment system to distribute security products for global customers.

•	Pharmaceutical Products consist of specialized functional coatings for heat transfer printing on pharmaceutical products, such as intravenous solution bags, syringes and other uses requiring non-toxic ingredients, adhesion during and after the sterilization process and is FDA regulated, domestically. The Company also has developed a thermal transfer ribbon, which the Company believes is the first of its kind. This product complies with FDA regulations and is used for application on intravenous solution bags to render them bar-code readable.

•	Specialty Pigmented and Simulated Metal Products. Specialty Pigmented Products include automobile batteries, cosmetics containers, industrial signage and other markets requiring a particularly durable specialized functional coating. Specialty Simulated Metal Products incorporate a microscopically thin layer of aluminum resulting in a metallic look that includes bright-simulated metal and reflective coatings used in the appliance, automotive and cosmetic markets. Most of these coatings are produced with state-of-the-art ultra-violet curing processes, which result in higher abrasion and chemical resistance. Another offering in this product category is Infraprint, a coatings technology that permits high-speed digital and laser printing onto plastic substrates.

Markets

The Company and its subsidiaries operate in a single business segment, which is the formulating and manufacturing of chemically-complex, multi-layered functional coatings. The following table summarizes the Company’s principal markets and product applications:

Market	Application	Selected Customers/ End Users	% of CFC Sales 2004	Key Product Features
Holographic Products (product authentication, high-end eye-catching packaging, HoloLam Plus™ (patent applied for), HoloV or credit card foil base)	Authentication seals, security labels and point-of-purchase packaging	Computer Component Manufacturers, rest, Deutsch Bahn Security, Foreign Governments, Graphic Packaging, Greek Olympic Games, Printers, Procter & Gamble	22.6%	• Fully integrated manufacturing process • AEGIS (anti-counterfeit encrypted graphic imaging system) • Morphing security image • Overt and covert features • Virtual seamless

Printed Products (Engineered Board, building products, consumer electronics, home decorating, trophies/awards)	RTA furniture (bedroom, office, entertainment centers), promotional furniture (hotel and office), cabinets, manufactured home interiors, picture frames, award plaques, trophy bases	Ashley Furniture, Berry Flooring, Founders Furniture, Giusto Manetti Battiloro S.p.A. (Italy), Harden Manufacturing, Sauder Woodworking, Standard Furniture, Unilin Decor	36.0%	• Scratch/mar resistant finishes (Armorite Plus™) • Match to any pattern and/or color • NeoClad™

Security Products (transaction cards, identification cards, stocks and bonds, gift certificates and gift cards)	Magnetic stripes, signature panels, indent and tipping foils for credit cards, debit cards, ATM cards, access cards, driver’s licenses, passports, intaglio printed security documents, gift cards, money delivery pouches, scratch-off foils	American Express, Best Buy, Brinkers, Diners Club, Discover Card, Domestic and Foreign Governments, Eurocard, MasterCard, Oberthur, Outback Steakhouse, Sears, VCT-Qualteq, Visa	13.1%

•      High coercivity magnetic stripe is durable (exceeds life of card)

•      Magnetic stripes and clear signature panel for in-line extrusion

•      Intaglio printed stocks, bonds, birth certificates and gift certificates

•      Gift cards

•      Sophisticated fulfillment and distribution system

Pharmaceutical Products	Intravenous solution bags, drainage bags, renal bags, syringes, pipettes, tubing	B. Braun Medical, Baxter Healthcare, C.R. Bard, Fresenius, Bieffe Medital, Hospira Inc. (spin off of Abbott Labs), Tyco Kendall	14.3%	• Used on FDA registered products • Passes stringent sterilization process • Thermal transfer ribbon to enable bar code reading

Specialty Pigmented and Simulated Metal Products (injection molded and extruded plastics, graphics (paper and boardstock)	Beverage cases, industrial safety signs, battery cases, vent caps, spark plugs, dashboard inserts, toys, cosmetic containers, secondary packaging	Danaher Controls, Edelman, Johnson Controls, Newell Rubbermaid, Rehrig Pacific, Siemens VOO	14.0%	• Scratch/mar resistant • Chemical resistant • Low-cost alternative • Ability to color match • Non-toxic

Chemical Coatings

The manufacture of the Company’s chemical functional coatings is a multi-step process that involves pigments, solvents, resins and additives which are blended into one of more than 2,500 proprietary formulations. The first step in production most commonly is the application of a release agent on to a roll of plastic film carrier. The release agent allows the subsequent coatings to easily separate from the plastic film carrier and adhere to the customer’s product during their manufacturing process. Following the release coating, a series of subsequent coatings are deposited to achieve the desired color, pattern and physical characteristics. These characteristics include resistance to general abrasion, ultra-violet light exposure, contact with solvents or other reactive household chemicals, contact with acids, size of area of the coating is transferred, overstamping and adhesion characteristics, and the surface to which the specialty coating is applied. The number and type of coatings required are determined by the functional and visual requirements of the product. Products that do not contain a release coating are typically laminated to the customer’s products. Specialty coatings for woodgrain products undergo a more extensive manufacturing process because of the intricacies involved in aligning the patterns to create a design during the coating process. Plated and simulated metal coatings require additional treatment in a vacuum deposition chamber, in which a microscopically thin coating of aluminum is deposited on the coating to give it its reflective and bright metallic appearance.

Holographic Products

In January 2000, the Company purchased co-ownership of the worldwide rights to certain holographic technology from a former joint venture partner, Applied Holographics PLC (now called Applied Optical Technologies), for $3.6 million. The Company develops and exploits those rights, as well as manufactures and markets holographic products to customers around the world.

CFC Holographics has given the Company the unique ability to produce holographic art origination that involves a patented, computer-generated dot matrix technology. The Company’s proprietary holographic technology, AEGIS, further enhances this dot matrix holography. Another proprietary technology, a morphing hologram, allows for easy identification without the need for expensive equipment. In addition, CFC Holographics has provided the Company with the capability to develop and compete in a growing market for holographic coatings, which is a specialized type of transferable coating embossed with a holographic image. These holographic products are used primarily for security-sensitive products for authentication, anti-counterfeiting purposes produced in a secure facility; and for eye-catching point-of-purchase displays and consumer packaging. The Company has developed a virtual seamless shim for its wide web embossing capabilities. The Company developed a washable holographic authentication label. The Company has developed HoloV or credit card foil for embossing holographic patches on credit cards. The Company also developed a holographic laminate for use on steel substrates.

The Company originates its holograms at its holographic laboratory in Countryside, Illinois, by creating a master image through a process utilizing laser beams, mirrors and lenses. To produce a holographic master image, the subject of the hologram, which can be a live image, a three-dimensional model, or flat artwork, is photographed using light from a laser beam that is split and refracted at differing angles and reunited in an interference pattern on a photographic plate. The Company then uses this photographic plate to create a metal plate or “shim” that is electro-formed or grown from the master image at both its Countryside and Chicago Heights, Illinois facilities. These metal plates are used to replicate the hologram by embossing the holographic image on specially formulated transferable coatings manufactured by the Company.

When a hologram is viewed from different angles, features of the depicted object can be seen that would not be visible in a photograph. Depending on the model and technique used to make the master image, the holographic image can be made to appear three-dimensional and to move as the viewing angle changes.

Holograms and Security or “Product Authentication”

Holograms, which cannot be color-copied and are not readily made except by a properly equipped holographic house, have established themselves as a premier technology for defending against unauthorized copying or counterfeiting of products. Identification of an authentic hologram, when used as a security device, is convenient and cost effective, and can also be done by sight without any special equipment. The Company is able to produce holograms that contain covert images that are visible only with the aid of special devices and which are more difficult to reproduce. The high degree of technical skill and the capital investment required to replicate holograms acts as an obstacle to unauthorized duplication, thereby making holograms useful as anti-counterfeiting and security devices. Holograms are widely used as a security device by computer software and hardware companies, and entertainment event marketers, in addition to other industries.

CFC Holographics’ patented computer-generated dot matrix holographic origination process is capable of producing tiny “dot” holograms at a coverage rate of up to 60,000 dots per square inch. Each individual dot hologram can be oriented at any one of 256 different angles, thus creating juxtaposed holographic cells that change when the viewing angle changes. The Company also can produce computer-developed overlapping images so that these images appear as the viewer’s angle-of-view changes. The flexibility created by the dot matrix process provides the Company with state-of-the-art holographic products that are both cost-effective and extremely intricate and, as a result, difficult for competitors to generate products of comparable quality and security orientation. The Company’s holographic technology, AEGIS, further enhances this dot matrix holography. AEGIS allows micro precision dot placement, and varying dot sizes and shapes to be mixed together to create very smooth, fine lines and extremely complicated arcs and curves. AEGIS puts advanced security into dots-type holography, producing features that are difficult to reproduce at any resolution. The Company has developed a morphing security hologram that with simple movement of the hologram allows for instant authentication. By combining two high security, complex stereographic images, consumers can easily check for authenticity by simply rolling the holographic image from side-to-side to see one image change into another. This new development addresses what had previously been identified as a weakness for holography as an authentication device, namely its dependence upon covert (forensic) elements that only someone with a microscope or other analytical tools would be able to identify and authenticate as a real hologram/product. The Company has also introduced HoloV, which is a product that customers can use to emboss a wide range of security images including security holograms specifically for use on credit cards and identification cards. The Company has introduced HoloLam Plus™ (patent applied for), a registered full-face holographic pattern laminate for the full front and back of credit cards and other type of security and transaction cards. The Company is in the process of developing a Holo currency product. The Company’s testing would indicate this product would pass the stringent specifications for the Euro and Japanese Yen. The Company has developed a high reflective index material that is used on driver’s licenses and passports.

Holographic Packaging Products

The visual appeal and uniqueness of holograms make them ideal for applications on consumer products and point-of-purchase displays. These include ribbons and paper for gift packaging, paper and plastic wrapping for packaging of personal care, food and other products. The Company’s dot matrix technology results in holograms with a brighter appearance and an enhanced depth of image. In addition, the Company’s 60” wide coating and embossing capabilities give the Company a lower cost structure, making holograms economically practical for these and additional applications, and give the Company a broader market for holographic products. Most competitors use narrower web embossers. An example of this type of product application is the Company’s development of holographic promotional packaging for personal healthcare products.

In holography, the Company developed a product that uses cold transfer technology to simplify the decoration process of packaging. By using the cold transfer technology, there is no stamping die, heat or high pressure to create the transfer. Rather, the customer prints a special adhesive in the desired patterned area, and simply presses the cold transfer product against the adhesive to complete the transfer of holography in that exact pattern. The Company has also developed a virtual seamless holographic process. The Company continues to fine tune its ability to produce the bright defect free rainbow pattern.

Holographic products represented approximately 22.6%, 23.7% and 19.1% of the Company’s net sales in the years ended December 31, 2004, 2003 and 2002 respectively.

The Company expects this product line to continue to experience double digit growth in 2005, due to companies around the world demanding increased security/authenticity protection on their products, and additional consumer holographic packaging opportunities.

Printed Products

The Company’s printed coatings are featured on numerous consumer products manufactured by companies. Printed Products include engineered board coatings for RTA and promotional furniture, picture frames, manufactured housing and window treatments.

Engineered Board Coatings. Engineered board coatings are functional and simulated patterned coatings including woodgrains, marbles, granites and other patterns used to coat medium density fiberboard. A broad range of global consumer markets utilize engineered wood for promotional, value priced and RTA furniture and other products like trophies, awards and plaques. RTA furniture is designed to provide an inexpensive alternative to traditional furniture and is a market which has experienced especially strong growth in recent years. It is shipped unassembled from the factory to the store and is either assembled at the store before purchase or later by the consumer. RTA furniture products include home entertainment centers, home theater systems, TV and VCR stands, bookcases and furniture designed to hold home-office equipment. NeoClad™ is a thermoformable, wrappable, non-PVC laminate that is more environmentally friendly than competitive vinyl laminates. It also has the look of real wood. This specially formulated film is a durable, thermoformable decorating laminate available in woodgrain patterns and other designs. NeoClad is also protected with the Company’s proprietary topcoat technology Armorite Plus™. Armorite Plus™ is an innovative coating technology used in certain of the Company’s printed products that provides exceptional scratch and mar resistance while allowing the customer greater manufacturing efficiency by reducing the need for another processing application. In addition, Armorite Plus™ has provided customers with cost savings due to a reduction in handling and shipping damage to their products.

Plastic Substrate Coatings. Plastic substrate coatings manufactured by the Company are used for similar visual and functional purposes as its Engineered Board coatings and are used on appliances, windows, doors, specialty window treatment coatings and picture frames.

The fastest growing market for plastic substrate coatings is the plastic building products market, which uses plastics for windows, doors, vinyl siding and fencing. Plastics can be more cost effective than wood, especially in Europe. Plastic exterior building products do not shrink or warp to the degree that wood does and they are not susceptible to insect damage. The two principal challenges facing coatings for the plastic building products industry are fade resistance and adequate adhesion. CFC utilizes an erosion resistant resin system to produce one of the most fade resistant coatings used in the industry. The resin system also produces flexible coatings, which allows for vacuum forming on plastics or post-forming on metal treated surfaces without visible cracking of the coating. CFC has also developed unique adhesion characteristics, which have improved acceptance of this coating in the marketplace.

Argents are a substitute for paint, most recognizable as the metallic silver coating on many consumer electronics and appointments on automobiles. Although this market is expanding worldwide, many of the Company’s customers have moved their manufacturing operations of these products offshore. The Company intends to take advantage of this trend by distributing these products globally.

Specialty window treatment and picture frames coatings simulate the appearance of fabric rather than wood or plastic. CFC offers a wide variety of solid pigmented coatings and printed patterns used by manufacturers of window treatments. Use of the Company’s products allows the application of the specialty coating to be made at the site of the plastic extrusion process, thereby reducing the manufacture of specialty blinds from a multi-step process to a one-step process. Use of the Company’s coatings also allows the manufacturers of window treatments to run their production equipment at higher speeds and without the use of solvent-based paints.

The Company’s printed InMold products provide additional functionality and improved productivity for precision layouts and decoration. The transfer occurs in the mold as the product is being molded, saving additional manufacturing steps.

Printed products represented approximately 36.0%, 27.3% and 28.5% of the Company’s net sales in the years ended December 31, 2004, 2003 and 2002, respectively.

This product line is not expected to increase significantly in 2005, as it did in 2004. The 2004 increase was primarily due to the exit of a major competitor from this market in January 2004.

Security Products

Security Products are divided into several categories within CFC’s core coatings product line. These include tamper-evident signature panels, multi-coercivity magnetic stripe, high-abrasion indent and tipping foils, intaglio printed documents, gift cards and a sophisticated fulfillment system to distribute security items.

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

Multi-coercivity magnetic stripe products are coatings applied to plastic transaction cards, either by a conventional heat transfer process, or by a laminating process. The Company’s magnetic stripe product offers improved ease of application and multi-coercivity (the amount of energy needed to encode information onto the stripe). The coercivity of a magnetic stripe determines the resistance of the stripe to extraneous energy sources. Magnetic stripes may also be used in combination with “smart chips” to further enhance card security, and do not require a costly changeover in all reading device technology by retailers.

The market for these products is strong and expected to continue to grow due to magnetic stripes increasingly being used in new applications that require both the conveyance of information and speed of processing, such as airline tickets, mass-transit tickets, building access cards, passports, driver’s licenses, telephone debit cards, in-store credits and promotional cards. Because magnetic stripes are relatively inexpensive, they can be applied to paper products and do not present the environmental issues associated with solvent-based printing inks. They are an attractive alternative for disposable product applications.

High-abrasion tipping foils are coatings used to provide contrast between the embossed letters and the surface on plastic cards. They are offered in both pigmented and metallized colors and enhance the readability and general aesthetics of the card. The Company has also developed a line of scratch-off foils for the card market.

CFC Countryside is an intaglio printer of high security documents such as stock certificates, bonds, gift certificates, certificates of authenticity and vital records. In the intaglio printing process, ink is built onto the surface upon which the printing is applied, and the ink is evident to the touch. CFC Countryside prints, numbers, encodes and applies security devices such as PIN numbers covered by scratch-off foils to gift cards. The Company has also developed a sophisticated fulfillment system to distribute gift/debit type cards and certificates.

Security products represented approximately 13.1%, 13.3% and 18.3% of the Company’s net sales in the years ended December 31, 2004, 2003 and 2002, respectively.

The Company expects sales in this product area to be up significantly in 2005. The Company also anticipates producing a greater volume of intaglio printed documents for foreign consumption, continued penetration in the gift card market, and results from a pull through strategy for magnetic stripe by its highly successful HoloLam Plus™ (patent applied for) products.

Pharmaceutical Products

A significant portion of the Company’s pigmented coatings are designed for use on pharmaceutical products. Pigmented coatings used in the pharmaceutical industry must meet rigid quality specifications, including use of non-toxic ingredients, adhesion during and after the sterilization process, and are FDA registered, domestically. The Company’s attention to exacting standards, technology, industry expertise, dedication to research and development and quality assurance commitment has ensured its position as the market leader of transferable pharmaceutical coatings.

Typical applications for pharmaceutical coatings include intravenous solution bags, blood bags, renal bags, drainage bags, tubing and disposable syringes. CFC currently has stringent certification programs in place with large pharmaceutical companies, which provide the Company with their specific substrates and their exact usage requirements. CFC establishes quality control testing procedures to meet or exceed the customers’ incoming quality control requirements, and, therefore, saves its pharmaceutical customers considerable time and labor costs on incoming inspections. In 2003, the Company introduced a new white thermal transfer ribbon that complies with FDA regulations and used for application on intravenous solution bags to render them bar-code readable.

CFC is a “preferred supplier” to Baxter Healthcare Corporation worldwide. This means that CFC is one of only fifteen of Baxter’s suppliers (out of approximately 800 approved suppliers) that meet Baxter’s stringent standards for such designation. In order to attain “preferred supplier” status with Baxter, the Company was required to deliver products to Baxter for a three-year period free of defects in product quality, delivery procedures and paperwork. The Company has an exclusive supplier’s contract for heat transferable coatings with Baxter, and Baxter has a majority market share of the intravenous solution bags sold worldwide. In October 2002, this contract was renewed until March 2007. The Company also was named a “preferred supplier” to Hospira, Inc., a spin-off of Abbott Laboratories’ Hospital Products Division (“Hospira”), in 1994, and has maintained that distinction. The Company was also named a “certified supplier” to Hospira’s Montreal location in 1998, and has maintained this distinction through 2004. One of the goals of CFC is to achieve a similar supplier relationship with other pharmaceutical companies that require transferable coatings.

Pigmented coatings used on pharmaceutical products represented approximately 14.3%, 17.6% and 17.2% of the Company’s net sales in the years ended December 31, 2004, 2003 and 2002, respectively.

The Company expects a three to five percent increase in this product line in 2005, as an aging global population is projected to require more medical services and underdeveloped countries acquire more sophisticated medical technologies.

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

Key markets for the Company’s simulated metal coatings include appliances, automotive, cosmetics, specialty advertising and they are used in improving point-of-purchase sales. These coatings are highly specialized and must be specifically developed for the product or container on which they are to be used. For example, a coating used on a lipstick container may not be usable on a perfume bottle. Product applications that utilize the Company’s pigmented coatings include credit cards, blow molded bottles, automobile batteries, automotive gauges, copier panels, garbage cans, industrial signage, golfing accessories, housewares, lipstick tubes, mud flaps, pens, personal care products, recycle bins, squeeze tube and toys.

Specialty pigmented and simulated products represented approximately 14.0%, 18.1% and 16.9% of the Company’s net sales in the years ended December 31, 2004, 2003 and 2002, respectively. The market for simulated metal coatings, particularly for use in graphics, is highly competitive and has been experiencing generally declining gross margins. Accordingly, the Company has determined to not actively pursue lower margin graphics business in this market. Notwithstanding this decision, beginning with the CFC Oeser acquisition in March 1999, this product line’s volume has increased substantially because the majority of CFC Oeser’s sales were in this category, representing 75.3% of specialty pigmented and simulated metal sales for 2004. The Company’s strategy is to add technology to the CFC Oeser product line and enhance the value of these products.

The Company’s outlook for this product line is modest growth in 2005, as the Company continues to focus on higher-margin, growth-oriented markets, and better utilization of the two coaters located in Germany.

International Sales

The Company maintains sales offices in the United Kingdom and France, and manufacturing, warehouse, laboratory and offices in Germany. In addition to sales made directly to international customers by the Company’s Regional Managers covering Europe and the Pacific Rim (including Japan), the Company sells to customers around the world through a network of 84 distributors. The Company’s markets have seen a new globalization, and the Company plans to continue its emphasis on the worldwide requirements of its customers and expanding overseas demand.

During the years ended December 31, 2004, 2003 and 2002, net sales to Europe, the Pacific Rim, and other customers outside of the United States were approximately $38,453,000, $32,560,000 and $26,301,000, respectively, and represented approximately 46.6%, 51.9% and 42.5%, respectively, of the Company’s net sales.

Research and Development

Management believes that a major factor contributing to the Company’s growth has been continued investment in research and development. The Company’s Research and Development department has contributed to the development of formulae, proprietary know-how, modifications to existing equipment, and specifications for both new equipment and new raw materials. Tangible results have included improved ease of coating application, abrasion resistance, functionality and the expansion of the market for the Company’s holographic products.

The Company has developed an improved version of the heat transfer base product used to emboss holographic images for Visa, MasterCard, etc. This new embossable HoloV or credit card foil base allows our customers to achieve a brighter holographic image, permits card producers to apply the foil patches at higher speeds and has greater durability and chemical resistance on the final transaction card. This same technology is employed in other markets such as identification cards, plastic decorating and high-performance labels. Tangible results during the last two years include the Company’s special version of the HoloLaser product which has been used in currency applications and high-end security documentation requiring post-applied variable laser information. The Company has introduced a second-generation version of its popular HoloLam® (holographic laminate for transaction/credit cards). The new product, HoloLam Plus™ (patent applied for), has many new features and benefits over its predecessor to include: improved performance (better laminate bond), more and varied security features (DeMet, HRI, UV print), better lay flatness (easier to print and process) and custom registered holography for credit cards. The base technology applied for in the patent can extend well beyond card products. The Company has developed a morphing security hologram that with simple movement of the hologram allows for instant authentication. By combining two high security, complex stereographic images, consumers can easily check for authenticity by simply rolling the holographic image from side-to-side to see one image change into another. This new development addresses what had previously been identified as a weakness for holography as an authentication device, namely its dependence upon covert (forensic) elements that only someone with a microscope or other types of analytical tools would be able to identify and authenticate as a real hologram/product. The Company has extended its developments for HoloLaser™ (a heat transfer foil that is applied to security documents, and able to withstand the heat of laser printing the variable information onto the documentation) to yield two new premium foils that the Company’s laboratory believes meet or exceed all of the known currency performance test requirements. Further, these new products have been shown to process at the highest speeds presently employed in the market. The Company has also developed a two-sided embossed strippable holographic material to manufacture holographic pigments for use in coatings and inks (i.e., cosmetics and decorative paints). The Company has also developed the ability to embed a security registered hologram into a readable magnetic stripe. The Company has continued to grow its family of scratch-off foils widely used to mask personal identification numbers (PIN) or other private codes on phone, credit, gift, identification or other cards. Most recently, various custom imagery and holographic versions have been introduced. The Company has developed a pressure sensitive security label with sophisticated features that include double-layer voiding and registered demetalization for use on packaging and brand protection. This complex construction can be used on both boardstock and plastic surfaces over a wide range of temperatures. The Company continues to exploit its voidable foil technology. New applications and customized constructions continue to be developed to meet customer and end-use demands. The Company has developed a high refractive index material that is used on driver’s licenses and passports. The Company has also developed a special woodgrain product for inmold decorating of interlocking floor tiles with both functional and decorative attributes. This product will fully cover and bond to the top surface of the tile and the contours of the tile during the molding process. The Company has successfully developed and commercialized a holographic laminate for metal substrates. The resultant laminate can be formed, printed and post-fabricated while still retaining the holographic brightness and appearance. The Company has developed a virtual seamless holographic shim up to 40” for its wide embossing machines. The Company has also combined other commercially available technologies, such as color shifting inks, to raise the security bar on the Company’s products.

The Company maintains a group of personnel that is dedicated to the creation of new patterns, designs, colors, shades and textures, including holographic designs. This includes an engineering and chemistry laboratory in Chicago Heights, Illinois that employs fifteen people. The Company also maintains an art origination studio in Countryside, Illinois, that is dedicated to holographics and which employs four people who perform holographic research and development. In addition, the Company has an engineering and chemistry laboratory in Göppingen, Germany that employs four people. In the years ended December 31, 2004, 2003 and 2002, the Company spent approximately $2,959,000, $2,167,000 and $2,042,000, respectively, on research and development.

Marketing and Sales

As of December 31, 2004, the Company had 22 full time sales and marketing professionals serving over 1,000 existing customers. Sales personnel include the Senior Vice President of Sales, Americas, who is responsible for the Americas and the Pacific Rim, Vice President of Global Marketing and a Product Manager. From January 1, 2004 to August 31, 2004, the European Managing Director was responsible for all European sales. On September 1, 2004, a European Sales Manager was hired. Additional sales personnel include six Managing Directors with responsibility over holographic security sales, domestic holographic packaging sales, intaglio printing and gift card sales, Pacific Rim (including Japan) sales, European holographic and German export sales and European business development, along with twelve Field Sales Engineers who are compensated on a salary plus commission basis. The Vice President of Global Marketing also supervises a Product Manager for Holographics. The Company is currently recruiting a Product Manager to handle its Card and Specialty Films and Foils. The majority of CFC’s products are sold directly to original equipment manufacturers who incorporate the Company’s products into their own products. In addition, limited use is made of a distributor network, including one distributor who services small accounts in the United States and eighty-four distributors who service international markets. All Japanese sales are handled by a distributor.

The Company markets a combination of standard products and specialty items on a minimum order basis. Most of the Company’s sales are not made pursuant to long-term sales contracts, since most customers require prompt turnaround from order to delivery. The Company typically sells based upon a specific customer purchase order. The Company typically monitors open orders due in the next 60 days. Comparisons of these 60 day periods are not necessarily indicative of long-term sales trends.

The Company’s three largest customers in 2004 were Baxter Healthcare, Intel and Unifoil. Sales made to Baxter are pursuant to an exclusive provider contract, which was renewed for five years in October 2002. The agreement requires the Company to supply all of Baxter’s needs for transferable coatings at specified prices, which may be adjusted to reflect changes in certain of the Company’s costs. Sales to Baxter for each of 2004, 2003 and 2002, were approximately $6,498,000, $6,920,000 and $6,683,000, respectively. Sales to Intel and Unifoil are made on an individual purchase order basis. Sales to Intel for each of 2004, 2003 and 2002, were approximately $4,481,000, $4,132,000 and $1,638,000, respectively. Sales to Unifoil for each of 2004, 2003 and 2002, were approximately $2,859,000, $2,860,000, and $930,000, respectively.

Manufacturing and Production

Much of the Company’s machinery and equipment was engineered and developed by the Company. Technical manufacturing efficiencies allow the Company to maintain high quality standards while producing products efficiently. The Company’s introduction of a 60” wide holographic embosser has given the Company a competitive cost advantage over the industry norm of 6” to 48” wide capabilities. Management of the Company believes this has significantly increased the potential applications for holographic products.

The Company obtained ISO 9001 registration from an approved ISO 9001 accreditation firm in June 1995, which permits the Company to offer certification programs to its customers, thereby eliminating the need for the customers to make incoming inspections of the Company’s products and also providing just-in-time inventory, reducing customers’ inventory carrying costs. The Company successfully received re-certification to the newer standards ISO9001/2000 in August 2003. Surveillance audits were successfully completed domestically and in Europe in 2004, by an accredited auditing firm, no major deficiencies were noted.

ISO9001/2000 registration requires continuing compliance with a series of generic standards that provide quality management direction as well as quality assurance requirements, guidelines and the Company’s customers must acknowledge satisfaction with the Company’s products. These standards were originally published in 1987 by the International Standards Organization. The same standards apply to all service and manufacturing companies. To maintain ISO9001/2000 registration, a company must not only meet the registration standards at the time of initial registration, but also must meet them on an ongoing basis during annual inspections. Compliance with the registration standards provides assurance to customers that a company’s quality systems are consistently capable of providing products that meet the customers’ requirements. Management of the Company believes that registration to one of the ISO9001/2000 standards will be required in the future to sell products in the European Union. In addition, many United States customers, including the Company’s largest client, Baxter Healthcare Corporation and others, have acknowledged the value of registration.

Product Protection

The Company’s success is heavily dependent upon its proprietary formulae and scientific and manufacturing know-how. Accordingly, the Company relies upon trade secrets and other unpatented proprietary information in its product development. All employees sign an agreement providing for confidentiality and the assignment of invention rights to innovations developed by them while employed by the Company. There can be no assurance that these agreements effectively will prevent disclosure of the Company’s confidential information.

Competition

CFC competes with a number of companies in the transferable chemical coatings industry. The Company is aware of only one competitor, Leonhard Kurz & Co. GmbH, which competes with the Company in most of the Company’s markets. This competitor announced to its customers in October 2003 that they were exiting the printed pattern products market early in 2004, and did in fact exit this market in February 2004.

Customer criteria for purchase of products include product quality, innovation and engineering capability, price, availability and service. The Company believes that it competes favorably on these factors.

Competitors range from small enterprises to divisions or subsidiaries of large multi-national conglomerates with greater financial and management resources than the Company. CFC uses a partnership approach in its relations with its major customers. This approach includes the Company becoming an extension of their customer’s R&D.

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

Raw Materials and Supplies

The Company is not dependent on any one supplier for any single raw material. The Company’s suppliers fall into three general groups: suppliers of plastic film that serve as the carrier for the Company’s specialty coatings; suppliers of chemicals; and suppliers of packaging materials.

The Company purchases from suppliers on a purchase order basis and, consequently, has no long term supply contracts. The Company has not been materially affected by increases in raw material prices. Management believes that there are sufficient suppliers of plastic films, chemicals and packaging materials in the market to meet its requirements.

Governmental Regulation

The Company’s operations are subject to federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage and disposal of solid and hazardous wastes. The Company has installed equipment and procedures, which the Company believes result in controls substantially in excess of those required for full compliance with applicable state and federal environmental requirements. To better control airborne environmental emissions, the Company installed a stack and catalytic oxidizer in 1992. The Company received approval from the Illinois EPA in August 2003 to install two thermal regenerating oxidizers, which increase the Company’s production capacity and reduce its operating costs primarily due to a more efficient heat exchange system. The new oxidizers were successfully switched on in December 2003, and the original catalytic oxidizer was retired. There were multiple stack tests conducted in September 2004 and observed by the Illinois EPA, which resulted in 100% capture and 99.3% average destruction rate of the volatile organic compounds generated by the Company’s manufacturing processes, which exceeded the 81% EPA standard destruction rate and the 98% required in CFC’s current CAAPP operating permit. Because both technology and applicable laws and regulations are evolutionary and subject to change, the Company cannot predict with any certainty the investments and expenditures that it will be required to make to comply with these changing laws and regulations.

Employees

As of December 31, 2004, the Company had approximately 379 full-time employees. These included 204 in manufacturing, 79 in support services, 47 in marketing and sales, 24 in research and development and 25 in administration and management. Certain manufacturing employees of the Company’s in Germany are covered by collective bargaining agreements. The Company has never experienced a significant work stoppage and considers its employee relations to be good.

ITEM 2. PROPERTIES

The Company owns a 150,000 square foot building at 500 State Street in Chicago Heights, Illinois which houses its corporate headquarters and its primary manufacturing operations, and currently utilizes all of the building’s capacity. In February 2004, the Company acquired the property immediately west of its Chicago Heights, Illinois property. This property is 5.7 acres and contains a 58,000 square foot building that is suitable for the Company’s business. There is approximately 80,000 square feet of green space for future expansion. The Company leases approximately 50% of the new building to the former owner. This lease ends no later than June 30, 2005. The Company’s other principal properties that are leased include the following: a 38,000 square foot intaglio printing facility and a 10,000 square foot warehouse in Countryside, Illinois; a 10,000 square foot facility in a suburb of London, England, previously used for finishing and a warehouse prior to consolidation into Germany. On December 6, 2004, the Company subleased this United Kingdom lease and entered into a new lease for approximately 500 square feet of office space in Beckenham, England. The Company also owns a 79,000 square foot manufacturing, warehouse, laboratory and office facility in Göppingen, Germany. The Company considers its properties to be adequate to conduct its business for the foreseeable future and believes that it would be able to acquire or lease additional property, if needed, on terms acceptable to the Company.

ITEM 3. LEGAL PROCEEDINGS

The Company’s former parent was named by government environmental agencies as a “potentially responsible party” with respect to environmental liabilities at the Fisher-Calo Superfund site in Kingsbury, Indiana in 1991. The former parent and other potentially responsible parties entered into a settlement agreement with the governmental agencies in 1991 that provides for remediation of the site and estimated the cost to be approximately $39 million based upon available facts. While the Company has been named a potentially responsible party, the former parent and the Company have reached an agreement whereby the former parent and the Company will share equally in 0.24% (or 0.12% each) of the total cost of remediation that is ultimately determined to be attributed to waste produced by the Company’s former parent. There is no assurance that remediation of the Fisher-Calo site can be accomplished for $39 million. In 1992, the Company recorded a liability of approximately $300,000 related to these matters, of which approximately $50,000 was paid in 1996. In 2000, the Company revised its estimate and reduced the accrual by approximately $110,000. In January 2002, the Company made a payment of approximately $44,000 representing a progress payment for remediation of this site. At December 31, 2004, the remaining accrual is approximately $96,000, representing in management’s opinion its estimate of expected future costs, based upon investigation of the quantities and types of waste disposed and the other parties involved in the remediation of this site. The adequacy of the accrued liability is reviewed periodically as additional information becomes available.

In November 2001, the Company was notified from the former parent that it may be a potential responsible party with respect to environmental liabilities at the Galaxy Superfund site in Elkton, Maryland. At this time, the Company’s liability, if any, cannot be ascertained, however, management believes this will not have a material effect on the financial statements and at December 31, 2004, no reserve has been established.

In September 2003, the Company was notified by Clariant Corporation (“Clariant”) that certain lots of pigment Clariant provided to the Company contained polychlorinated biphenyls (“PCB’s”) in excess of Federal regulations. The Company immediately quarantined all material containing this pigment and ceased production using this pigment. Samples of products produced with this pigment were sent to an outside independent laboratory for testing. The results indicated that in the Company’s product the pigment with the PCB’s is encased in a strong organic matrix that can only be broken with a highly polar solvent. The Company’s customers came to the conclusion that their respective products did not need to be recalled based upon their further testing and investigation. The customers did want to return all unsold products containing the suspect pigment. The Company issued credits to affected customers, and as a result had a receivable from Clariant in the amount of $355,000 as of December 31, 2003, which it collected in March 2004. There has been no other activity since March 2004.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock, par value $.01 per share (“Common Stock”), is traded in the Nasdaq National Market tier of The Nasdaq Stock Market (“Nasdaq”), under the symbol “CFCI.” On December 31, 2004, the last reported sale price of the Common Stock on the Nasdaq National Market was $15.69 per share. At March 11, 2005, there were approximately 103 record holders of the Common Stock. The table below sets forth the high and low sales prices of shares of Common Stock on the Nasdaq National Market as reported by Nasdaq for the periods indicated.

Market Information

	Price per Share of Common Stock
	High	Low
Year Ended December 31, 2004
1st Quarter	7.60	5.29
2nd Quarter	9.16	5.74
3rd Quarter	8.50	6.00
4th Quarter	17.00	6.30
Year Ended December 31, 2003
1st Quarter	4.75	4.25
2nd Quarter	6.15	4.33
3rd Quarter	6.50	4.34
4th Quarter	7.00	4.75

The Company intends to retain its earnings, if any, to finance its growth and for general corporate purposes and therefore does not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of any future dividends will be subject to the discretion of the Board of Directors of the Company. In addition, the Company’s bank credit facility prohibits the payment of cash dividends. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.” Any determination as to the payment of dividends in the future will depend upon results of operations, capital requirements, restrictions in loan agreements, if any, and such other factors as the Board of Directors may deem relevant at the time.

The following chart summarizes Common Stock repurchases for the three months ended December 31, 2004.

For the three months ended December 31, 2004	(a) Total number of shares repurchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plan	(d) Maximum number of shares that may yet be purchased under plans or programs
October 1, 2004 to October 31, 2004	—	—	—	—
November 1, 2004 to November 30, 2004	5,404	$13.64	—	—
December 1, 2004 to December 31, 2004	2,900	$15.69	—	—

Total	8,304	$14.36	—	—

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data set forth below has been derived from the financial statements of the Company. This selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes thereto appearing elsewhere in this Annual Report.

	Year Ended December 31,
	2004	2003	2002	2001	2000
		Restated (1)	Restated (1)	Restated (1 & 4)	Restated (1 & 4)
	(In thousands, except per share data)
Income Statement Data:
Net sales	$82,557	$62,788	$61,878	$61,995	$68,240
Cost of sales (excluding depreciation and amortization)	54,004	42,455	38,492	41,033	43,064
Selling, general and administrative	15,198	13,634	12,869	13,394	15,767
Research and development	2,959	2,167	2,042	2,221	2,745
Depreciation and amortization	4,577	4,193	3,956	4,076	4,225
International consolidation expense	—	—	—	—	768

Operating income	5,819	339	4,519	1,271	1,671
Interest expense	1,132	1,119	1,241	1,484	1,336
Interest income	(35)	(9)	(29)	(10)	(58)
Other expense	—	—	—	16	—
(Gain) loss on interest rate swap	(87)	48	—	—	—
Other income (rental income)	(108)	(26)	(28)	(29)	(163)
Foreign currency exchange (gain) loss	(940)	(1,015)	(688)	767	233

Income (loss) before taxes	5,857	222	4,023	(957)	323
Provision (benefit) for income taxes	1,847	(39)	1,282	(369)	112

Net income (loss)	$4,010	$261	$2,741	$(588)	$211

Basic earnings (loss) per share	$0.91	$0.06	$0.62	$(0.13)	$0.05
Diluted earnings (loss) per share	$0.90	$0.06	$0.62	$(0.13)	$0.05

Other Data:
Capital expenditures	$3,892	$4,067	$2,544	$2,359	$3,758
Depreciation and amortization (2)	4,577	4,193	3,956	4,076	4,225
EBITDA (3)	11,531	5,525	9,191	4,593	5,826
Net cash provided by operating activities	7,356	3,715	8,003	6,867	1,888
Net cash used in investing activities	(4,080)	(4,067)	(2,087)	(2,359)	(7,290)
Net cash provided by (used in) financing activities	(3,789)	693	(1,888)	(2,182)	3,372

Balance Sheet Data:
Working capital	$15,567	$10,147	$12,060	$14,987	$14,791
Total assets	72,368	65,515	58,607	55,197	56,401
Total debt (5 & 6)	21,324	24,782	21,486	22,134	24,418
Stockholders’ equity	32,499	27,552	26,251	22,807	22,946

(1)	The Company has restated its financial statements to correct errors discovered in determining and recording foreign currency exchange gains and losses related to intercompany transactions. The restated financial statements reflect the recognition of exchange gains and losses related to intercompany transactions in the Company’s Consolidated Statements of Operations in accordance with Financial Accounting Standards Board Statement No. 52, “Foreign Currency Translation” because the functional currency of the Company’s foreign operations is not the U.S. dollar and the intercompany transactions are expected to be settled in the ordinary course of business. Previously, the Company had improperly included such gains and losses in accumulated other comprehensive income (loss) included in its Consolidated Stockholders’ Equity. The correction of this error effected net income, earnings per share, accumulated other comprehensive income and deferred taxes currently payable. There was no effect on the balance of cash and cash equivalents in the Consolidated Statements of Cash Flows. The Company has also reclassified foreign currency exchange gains and losses previously included in selling, general and administrative expenses to foreign currency exchange (gain) loss in other (income) expense in its Consolidated Statement of Operations. In addition, the Company has changed the classification of the gain on the sale of land and building in 2002 to appropriately include it in operating income.
(2)	Depreciation and amortization excludes amortization related to debt financing costs.

(3)	The Company believes earnings before interest expense, income taxes, and depreciation and amortization (EBITDA) is a useful measurement for its business because management understands that such information is considered by certain investors as an additional basis on which to evaluate the Company’s ability to pay interest, repay debt and make capital expenditures. EBITDA should not necessarily be considered as an alternative to net income or cash flows from operating activities which are determined in accordance with Generally Accepted Accounting Principles as an indicator of operating performance or as a measure of liquidity. The table following reconciles net income to EBITDA as defined:

	Year Ended December 31,
	2004	2003	2002	2001	2000
		Restated (1)	Restated (1)	Restated (1 & 4)	Restated (1 & 4)
	(In thousands)
Income Statement Data:
Net income (loss)	$4,010	$261	$2,741	$(588)	$211
Add back (subtract):
Income taxes (benefit) provision	1,847	(39)	1,282	(369)	112
Interest, net	1,097	1,110	1,212	1,474	1,278
Depreciation and amortization	4,577	4,193	3,956	4,076	4,225

EBITDA	$11,531	$5,525	$9,191	$4,593	$5,826

(4)	The table below summarizes the effect of the correction of the error described in Note 1 above on the 2001 and 2000 financial statements.

	Year Ended December 31,
	As Reported	As Restated
	(In Thousands)
Selling, general and administrative
2001	$13,333	$13,394
2000	15,822	15,767

Operating income
2001	1,331	1,271
2000	1,616	1,671

Foreign currency exchange loss
2001	—	767
2000	—	233

Income (loss) before provision for income taxes
2001	(129)	(957)
2000	502	323

Provision (benefit) for income taxes
2001	(55)	(369)
2000	180	112

Net (loss) income
2001	(75)	(588)
2000	322	211

	As of December 31,
	As Reported	As Restated
	(In Thousands)
Net cash provided by operating activities
2003	$3,034	$3,715
2002	7,257	8,003
2001	7,696	6,867
2000	2,066	1,888

Working capital
2003	10,524	10,147
2002	12,178	12,060
2001	14,822	14,987
2000	14,940	14,791

Total stockholders’ equity
2001	22,642	22,807
2000	23,095	22,946

(5)	Includes current and long-term portions of debt.
(6)	The Company’s debt agreements prohibit the payment of dividends.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company formulates, manufactures and sells chemically-complex, transferable multi-layer coatings for use in many diversified markets such as furniture and building products, pharmaceutical products, transaction cards, including credit cards, debit cards, ATM cards and access cards, intaglio printing and on sophisticated embossable coatings for holographic packaging and authentication seals. The Company also has developed a sophisticated fulfillment system. During the period from 2000 to 2004, the Company has experienced, and expects to continue experiencing, shifts in the relative sales and growth of its various products. The Company believes that such shifts are in the ordinary course of business and are indicative of its focus on specific niche markets. The strength of European currencies in 2004 caused an increase in sales of $6.5 million compared to 2000. Holographic products net sales increased from $13.2 million in 2000 to $18.7 in 2004, primarily due to growth in authentication sales and consumer products packaging. Printed products net sales increased from $17.5 million in 2000 to $29.7 million in 2004. This increase in net sales is primarily due to a major competitor exiting this market in February 2004, offset by the decline in sales to the manufactured housing market, and competition from low priced imports from Asia. Pharmaceutical products net sales increased from $8.9 million in 2000 to $11.8 million in 2004, primarily due to the growth of European sales and an aging population. Security products net sales increased from $7.9 million in 2000 to $10.8 million in 2004, primarily due to the Company’s entry into the gift card business in 2002. This increase was offset by a decline in magnetic stripe sales and signature panels resulting from lower selling prices due to increased competition in this market. Specialty pigmented and simulated metal products net sales decreased from $20.7 million in 2000 to $11.5 million in 2004, primarily due to the Company exiting low margin business.

In October 2003, a major competitor in printed woodgrain patterns announced it was not going to service its United States market as of February 1, 2004, and did in fact exit the market at this time. As a result, the Company experienced a substantial sales increase in this product line in 2004. The Company anticipates mid-single digit growth in its pharmaceutical products due to the aging of the world population, and the projected increase in demand for medical services. The evolving gift card market appears to be favoring companies that also can perform backroom bookkeeping services to those cards. In response, the Company is forming alliances with providers of these services, which should increase growth in this product line.

The Company’s cost of sales reflects the application of all direct product costs and direct labor, quality control, shipping and receiving, maintenance, process engineering and plant management and excludes depreciation and amortization which are shown separately. Selling, general and administrative expenses are primarily composed of sales representatives’ salaries and related expenses, commissions to sales representatives, advertising costs and management compensation. Research and development expenses include salaries of technical personnel and experimental materials.

Foreign Currency Exchange Gains and Losses Restatement

The Company has restated its financial statements to correct errors discovered in determining and recording foreign currency exchange gains and losses related to intercompany transactions. The restated financial statements reflect the recognition of exchange gains and losses related to intercompany transactions in the Company’s Consolidated Statements of Operations in accordance with Financial Accounting Standards Board Statement No. 52, “Foreign Currency Translation” because the functional currency of the Company’s foreign operations is not the U.S. dollar and the intercompany transactions are expected to be settled in the ordinary course of business. Previously, the Company had improperly included such gains and losses in accumulated other comprehensive income (loss) included in its Consolidated Stockholders’ Equity. The correction of this error effected net income, earnings per share, accumulated other comprehensive income and deferred taxes currently payable. There was no effect on the balance of cash and cash equivalents in the Consolidated Statements of Cash Flows. The Company has also reclassified foreign currency exchange gains and losses previously included in selling, general and administrative expenses to foreign currency exchange (gain) loss in other (income) expense in its Consolidated Statement of Operations. In addition, the Company has changed the classification of the gain on the sale of land and building in 2002 to appropriately include it in operating income.

Results of Operations

The following table sets forth, for the periods indicated, certain income statement data as a percentage of net sales for such periods:

	December 31,
	2004	2003	2002
		Restated	Restated
Net sales	100.0%	100.0%	100.0%
Cost of goods sold (excluding depreciation and amortization)	65.4	67.6	62.2
Selling, general and administrative	18.4	21.7	20.8
Research and development	3.6	3.5	3.3
Depreciation and amortization	5.6	6.7	6.4

Operating income	7.0	0.5	7.3
Interest expense and other expense	1.0	1.7	1.9
Foreign currency exchange (gain)	(1.1)	(1.6)	(1.1)

Income before taxes	7.1	0.4	6.5
Provision for income taxes	2.2	0.0	2.1

Net income	4.9%	0.4%	4.4%

2004 Compared to 2003

Net sales for the year ended December 31, 2004 increased 31.5% to $82.6 from $62.8 million for the year ended December 31, 2003. The strength of the Euro accounted for $2.0 million of the increase in sales in 2004. Holographic product net sales increased 25.9% to $18.7 from $14.9 million for the year ended December 31, 2003, primarily due to gains in the packaging market, plus an increase in sales of security labels due to increased penetration and new security features. Printed products net sales for the year ended December 31, 2004 increased 73.4% to $29.7 from $17.1 million for the year ended December 31, 2003. This was primarily due to a major competitor exiting the market in February 2004. Security products (mag stripe, signature panels, tipping products for credit cards, intaglio printed documents and gift cards) net sales increased 29.4% to $10.8 from $8.4 million. This increase is due primarily to an increase in the volume of gift card business. Pharmaceutical product net sales increased 6.4% to $11.8 from $11.1 million, primarily as a result of sales to existing European customers in the first half of 2004. Net sales of specialty pigmented and simulated metal products increased 1.7% to $11.5 from $11.3 million, primarily due to the appreciation of the Euro, somewhat offset by a decrease in domestic sales due to the Company exiting lower margin business.

Cost of goods sold for the year ended December 31, 2004 increased 27.2% to $54.0 from $42.5 million for the year ended December 31, 2003 primarily due to the increase in sales. The cost of sales as a percentage of net sales for the year ended December 31, 2004 was 65.4% as compared to 67.6% for the year ended December 31, 2003. The decrease in cost of goods sold as a percentage of net sales was primarily the result of an increase in productivity which resulted in lower direct labor costs and better utilization of the Company’s fixed manufacturing costs.

Selling, general and administrative expenses increased 11.5% to $15.2 in 2004 from $13.6 million in 2003. The increase in selling, general and administrative expenses is primarily due to the increase in incentive payments of approximately $1.0 million, to the strength of the Euro, in the amount of approximately $321,000, as well as the addition of sales and marketing resources. Selling, general and administrative expenses for the year ended December 31, 2004 and 2003 as a percentage of net sales decreased to 18.4% from 21.7% as a percentage of net sales. This decrease was a result of increased sales.

Research and development expenses for the year ended December 31, 2004 increased 36.5% to $3.0 from $2.2 million for the year ended December 31, 2003. The increase in research and development expense was primarily due to incentive payments and cost of living adjustments. Research and development expenses for the year ended December 31, 2004 and December 31, 2003 as a percentage of net sales increased to 3.6 % from 3.5%, respectively. The increase in research and development as a percentage of net sales increased due to incentive payments and cost of living adjustments.

Depreciation and amortization expense for the year ended December 31, 2004 increased 9.2% to $4.6 from $4.2 million for the year ended December 31, 2003. This increase was primarily due to the strength of the Euro. Depreciation and amortization expense as a percentage of net sales for the year ended December 31, 2004 decreased to 5.5% from 6.7% for the year ended December 31, 2003. The decrease in percentage was primarily due to the increase in sales.

Operating income for the year ended December 31, 2004 increased 1,614.6% to $5.8 from $0.3 million for the year ended December 31, 2003. Operating income for the year ended December 31, 2004, increased as a percentage of net sales to 7.0% from 0.5% for the year ended December 31, 2003 due to the reasons noted above with respect to changes in revenues and expenses.

Interest expense for the year ended December 31, 2004 remained constant at $1.1 million when compared to the year ended December 31, 2003.

Interest income for the year ended December 31, 2004 increased to $35,000 from $10,000 for the year ended December 31, 2003. This increase was primarily the result of the Company accumulating cash during the year and earnings on the cash.

Other income for the year ended December 31, 2004 increased to $108,000 from $25,000 for the year ended December 31, 2003. This increase represented rental income from the previous owner, now tenant, in the adjacent building west of the Company’s Chicago Heights, Illinois facility purchased in February, 2004.

Gain on foreign currency exchange for the year ended December 31, 2004 decreased 7.4% to $939,000 from $1.0 million for the year ended December 31, 2003. This was a result of the strength of the Euro against the U.S. dollar.

The change in provision (benefit) for income taxes is principally related to the change in income (loss) before income taxes. Because of the amount of the loss generated in 2003, permanent tax items had a more significant effect on the taxable income and the tax provision recorded during the year.

Net income for the year ended December 31, 2004 increased to $4.0 million from $261,000 for the year ended December 31, 2003. The net income for the year was due to reasons discussed previously with respect to changes in revenues and expenses.

2003 Compared to 2002

Net sales for the year ended December 31, 2003 increased 1.5% to $62.8 from $61.9 million for the year ended December 31, 2002. The strength of the Euro accounted for $3.7 million of the increase in sales in 2003. Holographic product net sales increased 25.8% to $14.9 from $11.8 million for the year ended December 31, 2002, primarily due to gains in the packaging market plus an increase in sales of security labels due to increased penetration and new security features. Printed products net sales for the year ended December 31, 2003 decreased 3.0% to $17.1 million from $17.7 million for the year ended December 31, 2002. This was primarily due to a decrease in volume due to competition from low priced Asian imports. Security products (mag stripe, signature panels, tipping products for credit cards, intaglio printed documents and gift cards) net sales decreased 25.8% to $8.4 from $11.3 million. This decrease is due primarily to a decrease in volume of gift card business associated with a customer that was working off excess inventory it purchased in 2002. Pharmaceutical product net sales increased 4.0% to $11.1 from $10.6 million, primarily as a result of sales to existing European customers in the first half of 2003. Net sales of specialty pigmented and simulated metal products increased 8.4% to $11.3 from $10.5 million, primarily due to the appreciation of the Euro, somewhat offset by a decrease in domestic sales due to the Company exiting lower margin business.

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

Selling, general and administrative expenses increased 4.4% in 2003 to $13.6 from $12.9 million in 2002. The increase in selling, general and administrative expenses is primarily due to the strength of the Euro, in the amount of approximately $800,000, and a $300,000 benefit related to a settlement of past sales tax liabilities with the State of Illinois in 2002 that did not repeat in 2003, offset by the time between terminations and new hires in 2003, and a gain on the sale of land and building in Germany. As a result, selling, general and administrative expenses for the year ended December 31, 2003 increased to 21.7% from 20.8% for the year ended December 31, 2002 as a percentage of net sales.

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

Operating income for the year ended December 31, 2003 decreased 92.2% to $339,000 from $4.3 million for the year ended December 31, 2002. Operating income for the year ended December 31, 2003, decreased as a percentage of net sales to 0.5% from 7.0% for the year ended December 31, 2002 due to the reasons noted above with respect to changes in revenues and expenses.

Interest expense for the year ended December 31, 2003 decreased 10.6% to $1.1 from $1.2 million for the year ended December 31, 2002. The decrease in interest expense was a result of a decrease in the interest rate paid on outstanding debt.

Interest income for the year ended December 31, 2003 decreased to $0 from $29,000 for the year ended December 31, 2002. This decrease was primarily the result of the Company receiving interest on income tax refunds in the second and fourth quarters of 2002 that was not repeated in 2003.

Other income for the year ended December 31, 2003 decreased to $26,000 from $28,000 for the year ended December 31, 2002.

Gain on foreign currency exchange for the year ended December 31, 2003 increased 47.5% to $1.0 million from $688,000 for the year ended December 31, 2002. This was primarily the result of the strength of the U.S. dollar and the variation in account balances due to transactions during the period.

The change in (benefit) provision for income taxes is principally related to the change in (loss) income before income taxes. Because of the amount of the loss generated in 2003, permanent tax items had a more significant effect on the taxable income and the tax provision recorded during the year.

Net income for the year ended December 31, 2003 decreased to $261,000 from $2,741,000 for the year ended December 31, 2002. The net loss for the year was due to reasons discussed previously with respect to changes in revenues and expenses.

Annual Results of Operations

The following table presents unaudited financial information for each of the quarters in the period ended December 31, 2004 and 2003. The financial information for each of the quarters except the fourth quarter 2004 have been restated as previously discussed herein (see Notes 2 and 16 to the Consolidated Financial Statements). This data has been prepared on a basis consistent with the audited financial statements appearing elsewhere in this Report, and in the opinion of management, includes all necessary adjustments (consisting only of normal recurring adjustments) required to present fairly the unaudited consolidated annual results when read in conjunction with the audited consolidated financial statements of the Company and notes thereto appearing elsewhere in this Report. The results of operations for any quarter are not necessarily indicative of results to be expected for any future period.

	Quarter Ended
	Dec. 31 2004	Sept. 30 2004	June 30 2004	Mar. 31 2004	Dec. 31 2003	Sept. 30 2003	June 30 2003	Mar. 31 2003
		Restated	Restated	Restated	Restated	Restated	Restated	Restated
Net sales	$20,659	$21,718	$19,355	$20,824	$15,314	$15,074	$16,690	$15,710
Cost of goods sold	14,075	13,842	13,063	13,024	10,841	10,467	10,967	10,180
Selling, general and administrative	4,017	3,725	3,630	3,826	3,590	3,180	3,546	3,318
Research and development	775	787	789	608	543	540	555	529
Depreciation and amortization	984	1,238	1,016	1,339	936	1,094	1,084	1,078

Total operating expense	19,851	19,592	18,498	18,797	15,910	15,281	16,152	15,105
Operating income (loss)	808	2,126	857	2,027	(596)	(207)	538	605
Interest expense	228	315	291	300	288	320	245	267
Interest income	(25)	(7)	(3)	(1)	(1)	(6)	(3)	0
Loss (gain) on interest rate swap	(39)	49	(163)	66	(59)	(71)	178	0
Foreign currency exchange (gain) loss	(650)	(263)	(52)	25	(511)	(110)	(232)	(161)
Other income (rental income) expense	10	(50)	(40)	(28)	(5)	(6)	(7)	(7)

Income (loss) before taxes	1,285	2,082	824	1,665	(308)	(334)	357	506
Provision (benefit) for income Taxes	427	651	257	511	(236)	(93)	124	166

Net income (loss)	$858	$1,431	$567	$1,154	$(72)	$(241)	$233	$340

Percentage of Net Sales
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	68.1	63.8	67.5	62.6	70.8	69.4	65.7	64.8
Selling, general and administrative	19.4	17.1	18.8	18.4	23.4	21.1	21.3	21.1
Research and development	3.8	3.6	4.1	2.9	3.6	3.6	3.3	3.4
Depreciation and amortization	4.8	5.7	5.2	6.4	6.1	7.3	6.5	6.9
Total operating expense	96.1	90.2	95.6	90.3	103.9	101.4	96.8	96.2
Operating income (loss)	3.9	9.8	4.4	9.7	(3.9)	(1.4)	3.2	3.8
Interest expense	1.1	1.4	1.5	1.6	1.8	2.0	1.4	1.6
Interest income	(0.1)	0.0	0.0	0.0	0.0	0.0	0.0	0.0
(Loss) gain on interest rate swap	(0.2)	0.0	(0.8)	0.0	(0.4)	(0.5)	1.1	0.0
Foreign currency exchange (gain) loss	(3.1)	(1.2)	(0.3)	0.1	(3.3)	(0.7)	(1.4)	(1.0)
Other income (rental income) expense	0.0	0.0	(0.2)	0.0	0.0	0.0	0.0	0.0

Income (loss) before taxes	6.2	9.6	4.2	8.0	(2.0)	(2.2)	2.1	3.2
Provision (benefit) for income taxes	2.0	3.0	1.3	2.5	(1.5)	(0.6)	0.7	1.0

Net income (loss)	4.2%	6.6%	2.9%	5.5%	(0.5)%	(1.6)%	1.4%	2.2%

The sales volume in the third and fourth quarter of 2004 were driven by the introduction of HoloLam Plus™ (patent applied for), strong printed products sales and a higher volume of gift cards. Gross margin in the third and fourth quarters of 2004 are higher than the prior year because of the higher sales volumes.

Significant Accounting Policies

Management’s discussion and analysis of financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The Company annually reviews its financial reporting and disclosure practices and accounting policies to ensure that its financial reporting and disclosures provide accurate and transparent information relative to the current economic and business environment. The Company believes that of its significant accounting policies (see summary of significant accounting policies more fully described on pages 42 and 45), the following policies involve a higher degree of judgment and/or complexity. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Significant estimates include an assessment of the realization of future tax benefits, inventory reserves and the allowances for doubtful accounts. Actual results could differ from these estimates.

Deferred Income Taxes. Deferred income taxes are provided for temporary differences between the basis of assets and liabilities for financial reporting purposes and the basis of such assets and liabilities as measured by tax laws and regulations, as well as net operating losses, tax credit and other carryforwards. SFAS 109, “Accounting for Income Taxes,” requires that deferred tax assets be reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. This assessment requires significant judgment.

The Company evaluates the recoverability of its deferred tax assets on an ongoing basis. In making this evaluation during 2004, the Company considered all available positive and negative evidence, including past results in the U.S. and Germany, the existence of losses in Germany since the acquisition of the CFC Oeser business until 2004, and the Company’s forecast of future taxable income. The forecast of future taxable income in Germany exceeds the Company’s historical performance and reflects the Company’s best assumptions about the likely impact of several major 2004 events and other items that are expected to improve the German operation’s future profitability, including:

•	The movement of additional production of printed woodgrain products from U.S. operations to German operations.

•	Continued realization of anticipated cost savings for actions taken which include employee terminations, reductions in material procurement prices, and the closing of the U.K. finishing and warehouse operations.

•	Additional sales volume from new customers as a result of a printed woodgrain competitor which exited the U.S. market and incremental value added gross margin attributable to sales orders transferred from the U.S. to Germany.

The foreign net operating loss carry forwards (NOLs) totaling 7.1 million Euros at December 31, 2004 relate to taxable losses in Germany and may be carried forward to offset future taxable income in Germany. At present, the unused NOLs have no expiration dates. In December 2003, new German tax regulations with regards to NOLs were approved and became effective January 1, 2004. The new regulations limit the annual utilization of the NOL carryforward to one million Euros of taxable income and 60% of the amount of taxable income in excess of one million Euros. During the third quarter of 2003, the Company developed a business strategy to shift production of certain printed woodgrain products sold in Europe to its German operations. This had the benefit of creating capacity domestically to serve the anticipated increase in printed woodgrain patterns caused by the major competitor announcing its exiting of the United States market. While Germany did not meet its projection for 2004, they did generate a small taxable profit during the year. The Company has purchased an embosser to facilitate the transfer of additional manufacturing in Germany during 2005 which is currently being produced in the U.S.

In determining the amount of future taxable income, a number of additional assumptions were made, including the amount of U.S. and German pre-tax operating income. While these assumptions require significant judgment, they are consistent with the plans and estimates the Company is using to manage the underlying business. The Company believes that it is more likely than not to recover its deferred tax asset of $4.5 million (including $3.5 million related to the German NOL carryforward) at December 31, 2004. However, recovery is dependent on the achievement of forecasted future taxable income. The Company will review its forecast in relation to actual results and expected trends on an ongoing basis. Failure to achieve its business plan targets, particularly in Germany, may change its assessment regarding the recoverability of the net deferred tax asset and would result in the need to record a valuation allowance which would result in additional income tax expense, a reduction in stockholders’ equity and could have a significant impact on the Company’s earnings. Further, changes to the German tax laws could also affect the level of the Company’s deferred tax assets.

Inventories. Inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out (FIFO) basis. Inventory cost includes cost of raw material, labor and overhead. Provisions are made to reduce excess and obsolete inventories to their estimated net realizable value. The process for evaluating the value of excess and obsolete inventory requires the Company to make judgments and estimates concerning future sales levels, quantities and prices at which such inventory will be sold in the normal course of business. The Company does record its reserves primarily based upon aging of its inventory and also considers activity of recent sales. A 10% increase in the aging of the inventory would result in an increase to the excess and obsolete reserve of approximately $190,000.

Intangible Assets. Intangible assets include the excess of cost over the fair value of net assets of businesses acquired (goodwill) and holographic base coat and worldwide holographic rights. The holographic intangible assets are being amortized on a straight-line basis over periods of 10 to 15 years and assume no residual value. Beginning January 1, 2002, the Company no longer amortizes goodwill (see footnote 2 to the financial statements), but reviews it for impairment on an annual basis. The Company uses a discounted cash flow analysis, prepared as of December 31 of each year to assess whether or not goodwill is impaired, unless events occur that require such a review. The reporting unit goodwill relates to has historically been very profitable.

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

Allowance for doubtful accounts. The allowances for doubtful accounts are recorded based upon the Company’s best estimate of probable credit losses included in accounts receivable. The allowance is determined after considering historical write-off experience and performing a specific review of all individual past due accounts. Account balances are charged off against the allowance when it is probable that the receivables will not be collected.

Liquidity and Capital Resources

The Company’s primary sources of working capital have been net cash provided by operating activities and net borrowings under various loan agreements. Net cash provided by operating activities was $7,356,000, $3,715,000, and $8,003,000 for the years ended December 31, 2004, 2003 and 2002, respectively. A significant portion of cash flow from operations is generated by income from operations and depreciation and amortization expense. At December 31, 2004 and 2003, the Company had cash and cash equivalents totaling $4.9 million and $5.7 million, respectively.

The Company’s capital expenditures were $3,892,000, $4,067,000 and $2,544,000 for the years ended December 31, 2004, 2003 and 2002, respectively. The Company purchased the land and building adjacent to the West of the Company’s Chicago Heights, Illinois facility for $1.6 million on February 12, 2004. The Company financed the purchase with borrowings under its revolving loan. The Company also closed interest favorable financing utilizing an Illinois Revenue Bond in August 2004. In addition, the Company anticipates capital expenditures in 2005 of approximately $3.4 million to be funded with cash flows generated by operations and available lines of credit.

Credit Arrangements.

The Company and its subsidiaries have a combination of revolving and term credit arrangements (collectively the “Credit Agreements”) for total borrowings of $33.5 million. The credit agreements also provide for $13,112,929 in the form of standby letters of credit to guarantee the foreign borrowing. At December 31, 2004 outstanding borrowings consisted of:

2004
Revolving borrowings (see below):
Domestic	$0
Europe	2,510,500

Mortgage Note Payable, face amount of $2,625,000; bearing interest fixed at 4.82% at December 31, 2004 (see interest rate swap discussion below), payable in monthly principal and interest of $20,431 with a final payment of $2.2 million on November 1, 2008, secured by related property	2,042,820

Term Loan payable, face amount of $5,800,000; bearing interest fixed at 4.43% at December 31, 2004 (see interest rate swap discussion below), payable in monthly principal and interest payments of $81,117, due on February 1, 2008, secured by assets of the U.S. operations	3,271,323

Equipment Note Payable, face amount of $2,000,000, $1,098,617 drawn at December 31, 2004; bearing interest at prime (5.25% at December 31, 2004), payable in 84 monthly principal installments of $15,500, balance due on December 26, 2010, secured by two oxidizers	1,761,313

Industrial Revenue Bond (equipment purchase), face amount of $4,005,000, bearing interest at a floating weekly rate and payable monthly (2.10% at December 31, 2004), such rate capped at 12%, requiring annual principal payments of $200,250 through 2007 with the final balance due on June 1, 2008, secured by a standby letter of credit	2,402,738

Industrial Revenue Bond (385 Joe Orr Road purchase), face amount of $2,000,000, bearing interest at a floating weekly rate and payable monthly (2.10% at December 31, 2004), such rate capped at 12%, requiring annual principal payments of $100,000 through 2023 with the final balance due on July 1, 2024, secured by a standby letter of credit	2,000,000

Convertible Subordinated Note Payable, face amount of $3,000,000; bearing interest at 6%, payable in nine annual principal payments of $333,333 through September 2006	333,467

Term Loan Payable, face amount of 3,000,000 Euro; bearing interest at 6.25%, payable monthly, requiring quarterly principal installments of 37,500 Euro, final balance due April 30, 2006, secured by standby letter of credit	3,298,913

Term Loan Payable, face amount of 4,243,723 Euro; bearing interest at 5.5%, requiring quarterly principal installments of 87,942 Euro, interest payable quarterly, this loan is due March 30, 2007	3,026,202

Two local European bank accommodation loans, face amount 560,226 Euro, bearing interest at 3.2%, payable monthly, maturing March 23, 2005 which the Company expects to rollover	676,600

21,323,876

Less current maturity	5,625,085

$15,698,791

The year-end Euro exchange rate used to convert Euro denominated debt to U.S. dollars was 1.3534 at December 31, 2004.

The Company’s revolving credit arrangements provide for maximum borrowings, based upon eligible inventory and receivables balances, of approximately $15.4 million (5.5 million Euros and U.S. $8.0 million). Amounts available under these arrangements as of December 31, 2004 were $12.3 million. Borrowings under the revolving credit agreements bear interest ranging from prime to 1.5% over LIBOR. At December 31, 2004, the weighted average interest rate on outstanding domestic revolving borrowings was 3.11% and 3.05% on the European revolving loans. The revolving credit arrangements expire at various dates through 2006. Under the domestic credit line, the Company is required to pay an annual fee for the unused portion at an amount equal to .125% times the daily average of the unused portion.

On January 31, 2003, the Company’s domestic financing agreements, which provide for revolving credits, term loans and a mortgage, were extended. The Company’s main revolving loan was renewed through April 1, 2006, and the term loans and mortgage were extended to November 1, 2008.

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

The Credit Agreements contain covenants which, among other things, restrict new indebtedness and dividend declarations and include a requirement of a minimum of $1,000 of pretax income and requires the Company to maintain a compensating balance and contain a subjective acceleration clause. The borrowings are collateralized by substantially all of the Company’s assets. The combined debt agreement prohibits the payment of dividends.

The Subordinated Convertible Note (the “Note”) is convertible, in whole or in part, at the option of the holder into Common Stock of the Company at a conversion price of $14.00 per share. The Company’s stock price at the date of issuance of the debt was below the conversion price and therefore no beneficial conversion feature existed at the date of issuance. Accordingly, no portion of the proceeds from issuance was accounted for as attributable to the conversion feature. The holder converted $333,200 of this Note in December 2004, by receiving 23,800 shares of CFC common stock and converted the remainder of the note in January 2005, by receiving 23,819 shares of the Company’s common stock.

The Company believes it will continue to generate cash flow from operations and expects to remain profitable in 2005, primarily due to an increase in its sales of printed woodgrain patterns and holographic products. The Company will continue to consider other avenues to improve profitability such as further cost containment measures or other changes in operations including quick changeovers, longer run sizes and increased running speeds. The Company believes that the net cash provided by operating activities and amounts available under the Credit Facility will be sufficient to finance the Company’s operations through 2005. Additionally, the Company historically has obtained financing on normal commercial terms to fund acquisitions and major equipment purchases, and anticipates it will be able to continue to do so in the future if opportunities or needs arise.

Contractual Cash Obligations

Future minimum cash payments due under contractual obligations, and non-cancelable operating lease agreements are as follows:

	Due in Less than 1 Year	Aggregate Due in 2-3 Years	Due in 4-5 Years	2010 and Due Thereafter	Total
Revolver	$2,510,500	$—	$—	$—	$2,510,500

Mortgage Note Payable	156,612	313,224	1,572,984	—	2,042,820

Term Loan Payable	801,000	1,602,000	868,323	—	3,271,323

Equipment Note Payable	286,000	572,000	572,000	331,313	1,761,313

Industrial Revenue Bond	200,498	400,996	1,801,244	—	2,402,738

Industrial Revenue Bond #2	100,000	200,000	200,000	1,500,000	2,000,000

Convertible Subordinated Note Payable	333,467	—	—	—	333,467

European Term Loans	1,237,008	4,048,696	1,716,011	—	7,001,715

Operating Lease Obligations	595,629	647,258	33,465	—	1,276,352

Total	$6,220,714	$7,784,174	$6,764,027	$1,831,313	$22,600,228

Total interest to be paid	$954,698	$1,255,092	$323,607	$66,222

Interest on variable rate debt is calculated assuming prime at 5.75% and Industrial Revenue Bond at 3.2%.

Seasonality and Impact of Inflation

Historically, the Company has experienced lower net sales levels during the fourth quarter and increased net sales levels during the following first quarter. This has been primarily due to year-end depletion of inventory levels by the Company’s customers and due to the holidays at the end of the year, as the Company’s customers have an increased number of holiday plant closings. In addition, fourth quarter pharmaceutical product sales generally are lower as a result of the postponement of elective surgeries during holiday periods. In previous years, sales of fourth quarter printed products for use in the ready-to-assemble furniture market have been generally greater than third quarter sales in each of the previous years. Also, gift card business sales were much stronger in the third and fourth quarter of 2002. During 2003 and 2004, the gift card business did not have the same impact and the Company does not expect the same proportional impact going forward due to the growth in holography and printed products.

Inflation has not had a material impact on the Company’s net sales or income to date. However, there can be no assurance that the Company’s business will not be affected by inflation in the future.

Recent Accounting Pronouncements

In November 2004, Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs-An Amendment of ARB No. 43, Chapter 4”, was issued which amends the guidance in Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. The Company is currently evaluating the effect that the adoption of SFAS 151 will have on its consolidated results of operations and financial condition but does not expect SFAS 151 to have a material impact.

In December 2004, Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-based Payment” was issued and replaces Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires the measurement of all employee share-based payments, including grants of employee stock options, using a fair-value-based method. Deferred compensation calculated under the fair value method would then be amortized into income over the respective vesting period of the stock option. The accounting provisions of SFAS 123R are effective for reporting periods beginning after June 15, 2005.

The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition of share-based compensation. Although the Company has not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, the Company is evaluating the requirements under SFAS 123R, acceptable methods of determining fair-value, and magnitude of the impact on its 2005 consolidated net income and earnings per share.

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

Some of the factors that could cause or contribute to such differences include:

•	The effect of continuing unfavorable economic conditions on market growth trends in general and the impact on the Company’s customers, the demand for the Company’s products and services, and the Company’s ordinary sources of supply in particular;

•	Risks inherent in international operations, including possible economic, political or monetary instability and its impact on the level and profitability of foreign sales;

•	Uncertainties relating to the Company’s ability to consummate its business strategy, including the unavailability of suitable acquisition candidates, or the Company’s inability to finance future acquisitions or successfully realize synergies and cost savings from the integration of acquired businesses;

•	Changes in the costs and availability of raw materials and the Company’s ability to adjust selling prices to reflect those changes;

•	The Company’s reliance on existing senior management and the impact of the loss of any of those persons or its inability to continue to identify, hire and retain qualified management personnel;

•	Uncertainties relating to the Company’s ability to develop and distribute new proprietary products to respond to market needs in a timely manner and the Company’s ability to continue to protect its proprietary product information and technology;

•	The Company’s ability to continue to successfully identify and implement productivity improvements and cost reduction initiatives;

•	The Company’s reliance on a small number of significant customers;

•	Uncertainties relating to the Company’s ability to continue to compete effectively with other producers of specialty transferable coatings and producers of alternative products with greater financial and management resources;

•	Control of the Company by a principal stockholder; and

•	The effects of acts of terrorism and armed conflicts on the Company’s operations, demands for products and sources of supply.

The risks included here are not exhaustive. The Company operates in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for the Company to predict all such risk factors, nor can the Company assess the impacts of all such risk factors on its business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. The Company has no obligation to revise or update these forward-looking statements to reflect events or circumstances that arise after March 11, 2005 or to reflect the occurrence of anticipated events.

Investors should also be aware that while the Company does, from time to time, communicate with securities analysts, it is against the Company’s policy to disclose to them any material non-public information or other confidential commercial information. Accordingly, investors should not assume that the Company agrees with any statement or report issued by any analyst irrespective of the content of the statement or report. Thus, to the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not the Company’s responsibility.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following methods and assumptions were used to estimate the fair value of each class of financial instruments held by the Company for which it is practicable to estimate that value. The carrying amount of cash equivalents approximates their fair value because of the short maturity of those instruments. The estimated fair value of accounts receivable approximated its carrying value at December 31, 2004 and 2003 based upon analysis of their collectability and net realizable value. The estimated fair value of the Company’s long-term debt approximated its carrying value at December 31, 2004 and December 31, 2003, based upon market prices for the same or similar type of financial instrument. The Company minimizes its exposure to the impact of fluctuation in foreign exchange rates in situations for certain sales for products sold in Europe but manufactured in the U.S. through the movement of production of those products to Europe. There are no other activities of the Company where management believes exchange rates have a material impact with respect to the underlying transactions.

Beginning in January 2003, the Company renewed its main loan agreements. The Company’s U.S. term loans were renewed at a floating prime rate of interest. On April 4, 2003, the Company executed two interest rate swap agreements to fix the interest rates on the Company’s U.S. term loans. The Company entered into these agreements to reduce the risk of adverse changes in variable interest rates. The notional amounts were $4,606,324 (with a fixed rate of 4.43%), and $2,303,840 (with a fixed rate of 4.82%) on April 4, 2003. The swap agreements terminate on January 31, 2008. These derivatives do not qualify for hedge accounting and accordingly, the Company has recorded these derivative instruments and the associated assets or liabilities at their fair values with the related gains or losses recorded as other income or expense in the consolidated statements of operations.

The Company does not use derivative financial instruments to address currency or commodity pricing risks.

Interest Expense

The Company’s exposure to interest rate risk is minimal due to the composition of its debt instruments which consist of fixed and variable rate instruments. Certain variable rate debt instruments can also be converted to a fixed rate should interest rates rise in the future.

Euro Conversion

Member countries of the European Union have established fixed conversion rates between their existing currencies (“legacy currencies”) and one common currency, the Euro. Since January 1, 2002, the new Euro-denominated notes and coins are in circulation and legacy currencies have been withdrawn from circulation. The Company has a manufacturing facility located in a member country (Germany), and the conversion to the Euro has eliminated currency exchange rate risk for transactions among the member countries, which for the Company primarily consists of payments to suppliers. In addition, because the Company uses foreign-denominated debt to meet its financial requirements and to reduce its foreign currency risks, certain of these financial instruments are denominated in Euro to finance European activities. The Company addressed all issues involved with converting to the new currency, and the conversion did not have a significant impact on its financial position, results of operations or cash flows. At December 31, 2004, the Company had total assets of $29.6 million and net assets of $12.3 million invested in Europe. Included in such amounts are $6.9 million of receivables owed to the U.S. denominated in U.S. dollars and capital of $2.4 million. A 1% change in the Euro conversion rate would impact net income by $69,000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All other schedules are omitted because they are either not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

CFC International, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows and stockholders’ equity present fairly, in all material respects, the financial position of CFC International, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company has restated its 2003 and 2002 financial statements in order to correct certain errors in its accounting for foreign currency exchange gains and losses.

PricewaterhouseCoopers LLP

Chicago, Illinois

March 11, 2005

CFC INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003
		Restated (Note 2)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,554,699	$5,555,025
Restricted cash	306,271	117,622
Accounts receivable, less allowance for doubtful accounts and customer credits of $1,320,000 (2004) and $814,000 (2003)	12,547,380	9,821,047
Inventories:
Raw materials	4,958,900	4,488,351
Work in process	3,160,195	1,858,727
Finished goods	9,590,043	6,703,633

	17,709,138	13,050,711
Prepaid expenses and other current assets	387,231	856,153
Deferred income tax assets	1,002,559	915,493

Total current assets	36,507,278	30,316,051

Property, plant and equipment, net	28,602,311	28,116,892
Deferred income tax assets	3,528,686	3,280,891
Goodwill	1,029,462	1,029,462
Intangible assets, net	2,393,466	2,666,437
Other assets	266,806	105,078
Fair value of interest rate swap	39,553	—

Total assets	$72,367,562	$65,514,811

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$5,625,085	$9,716,066
Accounts payable	6,802,792	4,769,538
Accrued compensation and benefits	1,427,215	1,032,115
Accrued bonuses	2,056,778	—
Income taxes payable – current and deferred	1,554,641	1,149,167
Accrued expenses and other current liabilities	3,473,356	3,502,146

Total current liabilities	20,939,867	20,169,032

Deferred income tax liabilities	3,229,584	2,680,247
Fair value of interest rate swap	—	47,783
Long-term debt, net of current portion	15,698,791	15,066,109

Total liabilities	39,868,242	37,963,171

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS’ EQUITY:
Voting Preferred Stock, par value $.01 per share, 750 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 10,000,000 shares authorized; shares issued of 4,513,111 (2004) and 4,446,127 (2003)	45,132	44,462
Class B common stock, $.01 par value, 750,000 shares authorized; 512,989 shares issued and outstanding	5,130	5,130
Additional paid-in capital	12,822,575	12,167,569
Retained earnings	21,215,235	17,204,965
Accumulated other comprehensive income	1,188,860	787,917

	35,276,932	30,210,043

Less – 574,171(2004) and 565,867 (2003) treasury shares of common stock, at cost	(2,777,612)	(2,658,403)

	32,499,320	27,551,640

Total liabilities and stockholders’ equity	$72,367,562	$65,514,811

The accompanying notes are an integral part of the consolidated financial statements.

CFC INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	December 31,
	2004	2003	2002
		Restated (Note 2)	Restated (Note 2)
Net sales	$82,556,607	$62,787,777	$61,877,843

Cost of goods sold (excluding depreciation and amortization shown below)	54,003,691	42,454,451	38,491,371
Selling, general and administrative expenses	15,197,618	13,634,087	12,868,601
Research and development expenses	2,959,192	2,167,194	2,042,287
Depreciation and amortization expenses	4,577,248	4,192,672	3,956,394

Total operating expenses	76,737,749	62,448,404	57,358,653

Operating income	5,818,858	339,373	4,519,190

Other expense/(income):
Interest expense	1,132,360	1,119,486	1,241,131
Interest income	(35,497)	(9,689)	(28,899)
(Gain) loss on interest rate swap	(87,336)	47,783	—
Other income (rental income)	(107,825)	(25,440)	(27,580)
Foreign currency exchange (gain) loss	(939,606)	(1,014,589)	(688,048)

Total other expense, net	(37,904)	117,551	496,604

Income before income taxes	5,856,762	221,823	4,022,586
Provision (benefit) for income taxes	1,846,492	(38,806)	1,281,188

Net income	$4,010,270	$260,629	$2,741,398

Net income per share
Basic	$0.91	$0.06	$0.62
Diluted	$0.90	$0.06	$0.62

Weighted Average Shares Outstanding to Compute Earnings Per Share:

Basic	4,399,160	4,391,144	4,425,339
Effect of dilutive options and convertible debt	109,599	99,511	110,246

Diluted	4,508,759	4,490,655	4,535,585

The accompanying notes are an integral part of the consolidated financial statements.

CFC INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31,
	2004	2003	2002
		Restated (Note 2)	Restated (Note 2)
Cash flows from operating activities:
Net income	$4,010,270	$260,629	$2,741,398
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,633,848	4,217,282	3,985,760
Valuation of interest rate swap	(87,336)	47,783	—
Deferred compensation expense	—	—	102,656
Settlement of sales tax liability	—	—	(496,594)
Gain on sale of land and building	—	—	(191,158)
Tax benefit of option exercises	116,000	—	—
Deferred income taxes	522,354	(366,994)	575,595
Officer stock issuance	29,437	—	—
Changes in assets and liabilities:
Accounts receivable	(2,478,040)	(16,787)	779,433
Inventories	(4,308,543)	(1,476,262)	(208,596)
Prepaid expenses and other current assets	(201,038)	(176,413)	217,897
Other assets	(161,727)	49,783	136,517
Accounts payable	1,956,997	1,437,771	(251,740)
Accrued compensation & benefits	395,100	(306,645)	36,753
Accrued bonuses	2,056,778	(670,868)	670,868
Income taxes payable	900,762	177,596	(1,974,502)
Accrued expenses and other current liabilities	(28,790)	538,215	1,878,764

Net cash provided by operating activities	7,356,072	3,715,090	8,003,051

Cash flows from investing activities:
Purchases of property, plant and equipment	(3,891,691)	(4,067,494)	(2,543,635)
Proceeds from sale of land and building	—	—	455,334
Changes in restricted cash	(188,649)	628	1,210

Net cash used in investing activities	(4,080,340)	(4,066,866)	(2,087,091)

Cash flows from financing activities:
Proceeds from revolving credit agreements	3,853,317	1,783,832	2,800,770
Repayments of revolving credit agreements	(4,994,825)	(291,396)	(2,106,218)
Proceeds from term loans	2,786,587	1,221,162	—
Repayments of term loan debt	(7,492,043)	(2,058,103)	(2,274,618)
Proceeds from issuance of common stock	—	37,073	59,106
Proceeds from the exercise of options	177,039	—	—
IRB proceeds to finance land and building	2,000,000	—	—
Repurchase of common stock for treasury shares	(119,209)	—	(366,822)

Net cash (used in) provided by financing activities	(3,789,134)	692,568	(1,887,782)

Effect of exchange rate changes on cash and cash equivalents	(486,924)	(657,594)	(529,486)

(Decrease) increase in cash and cash equivalents	(1,000,326)	(316,802)	3,498,692

Cash and cash equivalents, beginning of period	5,555,025	5,871,827	2,373,135

Cash and cash equivalents, end of period	$4,554,699	$5,555,025	$5,871,827

The accompanying notes are an integral part of the consolidated financial statements.

CFC INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Treasury stock	Total Stockholders’ equity
Balance at December 31, 2001, as restated (Note 2)	44,216	5,130	11,968,980	14,202,938	(1,122,376)	(2,291,581)	22,807,308

Net income				2,741,398			2,741,398
Foreign currency translation adjustment					907,798		907,798

Comprehensive income							3,649,195

Employee stock purchases	155		58,951				59,106
Repurchase of common stock						(366,822)	(366,822)
Vesting of restricted shares issued			102,656				102,656

Balance at December 31, 2002, as restated (Note 2)	44,371	5,130	12,130,587	16,944,336	(214,578)	(2,658,403)	26,251,443

Net income				260,629			260,629
Foreign currency translation adjustment					1,002,495		1,002,495

Comprehensive income							1,263,124

Employee stock purchases	91		36,982				37,073

Balance at December 31, 2003 as restated (Note 2)	44,462	5,130	12,167,569	17,204,965	787,917	(2,658,403)	27,551,640

Net income				4,010,270			4,010,270
Foreign currency translation adjustment					400,944		400,944

Comprehensive income							4,411,214

Officer stock issuance	47		29,390				29,437
Employee stock option exercises	385		176,654			(119,209)	57,830
Tax benefit of option exercises			116,000				116,000
Conversion of note payable	238		332,962				333,200

Balance at December 31, 2004	$45,132	$5,130	$12,822,575	$21,215,235	$1,188,860	$(2,777,612)	$32,499,320

	Common Stock Issued	Class B Common Stock	Treasury Stock - Common Shares
Number of shares
Balance at December 31, 2001	4,421,529	512,989	482,867
Employee stock purchase plan	15,546	—	—
Repurchase of common stock	—	—	83,000

Balance at December 31, 2002	4,437,075	512,989	565,867
Employee stock purchase plan	9,052	—	—

Balance at December 31, 2003	4,446,127	512,989	565,867
Employee exercise stock option	38,474	—	—
Officer stock issuance	4,710	—	—
Convert subordinated loan	23,800	—	—
Option exercises
Repurchase of common stock	—	—	8,304

Balance at December 31, 2004	4,513,111	512,989	574,171

The accompanying notes are an integral part of the consolidated financial statements.

CFC INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of the Business

CFC International, Inc. (the “Company”) formulates, manufactures and sells chemically complex, multi-layered functional coatings and sophisticated holographic technologies. The Company applies its proprietary coatings to rolls of plastic film from which its customers transfer the coatings or with which they laminate the coatings to their products for protective and informative purposes. The Company produces five primary types of coated products: holographic products, printed products, pharmaceutical pigmented coatings, security products and specialty pigmented and simulated metal coatings. Its customers are primarily companies in the consumer products and medical supply industries.

Note 2. Foreign Currency Exchange Gains and Losses Restatement

The Company has restated its financial statements to correct errors discovered in determining and recording foreign currency exchange gains and losses related to intercompany transactions. The restated financial statements reflect the recognition of exchange gains and losses related to intercompany transactions in the Company’s Consolidated Statements of Operations in accordance with Financial Accounting Standards Board Statement No. 52, “Foreign Currency Translation” because the functional currency of the Company’s foreign operations is not the U.S. dollar and the intercompany transactions are expected to be settled in the ordinary course of business. Previously, the Company had improperly included such gains and losses in accumulated other comprehensive income (loss) included in its Consolidated Stockholders’ Equity. The correction of this error effected net income, earnings per share, accumulated other comprehensive income and deferred taxes currently payable. There was no effect on the balance of cash and cash equivalents in the Consolidated Statements of Cash Flows. The Company has also reclassified foreign currency exchange gains and losses previously included in selling, general and administrative expenses to foreign currency exchange (gain) loss in other (income) expense in its Consolidated Statement of Operations. In addition, the Company has changed the classification of the gain on the sale of land and building in 2002 to appropriately include it in operating income. The table below summarizes the effect of the correction of the error.

	Year Ended December 31,
	As Reported	As Restated
Selling, general and administrative expenses
2003	$13,301,002	$13,634,087
2002	13,118,020	12,868,601

Total operating expenses
2003	62,115,319	62,448,404
2002	57,608,072	57,358,653

Operating income
2003	672,458	339,373
2002	4,269,771	4,519,190

Foreign currency exchange (gain) loss
2003	—	(1,014,589)
2002	—	(688,048)

Total other expense, net
2003	1,132,140	117,551
2002	993,494	496,604

Income (loss) before income taxes
2003	(459,682)	221,823
2002	3,276,277	4,022,586

Provision (benefit) for income taxes
2003	(297,778)	(38,806)
2002	997,591	1,281,188

Net (loss) income
2003	(161,904)	260,629
2002	2,278,686	2,741,398

	As of December 31,
	As Reported	As Restated
Total current liabilities
2003	$19,791,658	$20,169,032
2002	14,934,708	15,053,111

Accumulated other comprehensive income (loss)
2003	1,781,007	787,917
2002	97,007	(214,579)

Retained earnings
2003	16,589,249	17,204,965
2002	16,751,153	16,944,336
2001	14,472,467	14,202,938

Total stockholders’ equity
2003	27,929,014	27,551,640
2002	26,369,845	26,251,443
2001	22,642,112	22,807,308

Note 3. Significant Accounting Policies

Principles of consolidation. The consolidated financial statements include the accounts of the Company’s and its domestic and foreign subsidiaries. All significant intercompany transactions have been eliminated.

Reclassifications. Certain prior year amounts have been reclassified to conform to current year presentation.

Cash and cash equivalents. The Company considers all highly liquid investments with an original maturity of three months or less which are readily convertible into cash to be cash equivalents. Cash equivalents consist of overnight investments in government securities. Restricted cash represents a sinking fund to pay down the Illinois Development Finance Authority Industrial Development Revenue Bond (“IRB”) plus funds for the second IRB to fund the purchase of the property bordering the Company’s Chicago Heights facility. These funds are earmarked to improve the newly acquired facility.

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

At December 31, 2004 and 2003, the cost basis and estimated useful lives of property, plant and equipment consist of the following:

	December 31,
	2004	2003	Estimated Useful Life
Land	$5,229,456	$4,304,422
Buildings	8,201,386	6,879,117	25 years
Machinery and manufacturing equipment	44,318,524	42,065,371	10-15 years
Furniture and office equipment	5,244,572	5,007,363	3-10 years
Construction in process	652,524	143,756

	63,646,462	58,400,029
Less - Accumulated depreciation	(35,044,151)	(30,283,137)

	$28,602,311	$28,116,892

Depreciation expense for the years ending December 31, 2004, 2003 and 2002 was $4,305,277, $3,907,208 and $3,672,894, respectively.

Intangible Assets. Intangible assets include the excess of cost over the fair value of net assets of businesses acquired (goodwill) and holographic base coat and worldwide holographic rights. These assets are being amortized on a straight-line basis and assume no residual value. Beginning January 1, 2002, the Company no longer amortizes goodwill, however it is reviewed at least annually for impairment.

The following are the major classes and useful lives of the Company’s intangible assets as of December 31, 2004 and 2003:

	2004			2003
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value	Useful Lives
Goodwill	$1,436,456	$406,944	$1,029,462	$1,436,456	$406,994	$1,029,462	15 years pre-2002
Holographic base coat processes	460,000	460,000	0	460,000	425,500	34,500	10 Years
Worldwide holographic rights	3,562,059	1,168,593	2,393,466	3,562,059	930,122	2,631,937	15 Years

Total	$5,458,515	$2,035,537	$3,422,928	$5,458,515	$1,762,616	$3,695,899

Amortization expense was $271,971, $283,470, and $283,500 in 2004, 2003 and 2002, respectively. Annual intangible amortization expense is expected to be $237,471, 237,471, $237,471, $237,471 and $237,471 in 2005, 2006, 2007, 2008 and 2009, respectively.

Long-lived assets. The Company reviews long-lived assets (property, plant and equipment and finite lived intangibles) to assess recoverability from projected undiscounted cash flows whenever events or changes in facts and circumstances indicate that the carrying value of the assets may not be recoverable. An impairment loss is recognized in operating results when future undiscounted cash flows are less than the assets’ carrying value. The impairment loss would adjust the carrying value to the assets’ fair value. To date the Company has not recorded any impairment charges.

Income taxes. The Company accounts for income taxes using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been reported in the Company’s financial statements or tax returns. Such items give rise to differences in the financial reporting and tax basis of assets and liabilities. In estimating future tax consequences, the Company considers all expected future events other than changes in tax law or rates.

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

Significant Customer. One pharmaceutical customer accounted for approximately 8 percent of net sales during the year ended December 31, 2004, and 11 percent of net sales for the years ended December 31, 2003 and 2002, respectively. The Company believes that it has no significant concentrations of credit risk based upon its industry and geographic mix of customers.

Shipping and handling costs. Shipping costs included in selling, general and administrative expenses and totaled $941,000, $866,000 and $608,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Handling costs are included in cost of goods sold.

Warranty costs. Certain return privileges exist for the possibility of sub-standard goods. Customers have a right to inspect goods within 30 days of receipt. Beginning in 2004, the Company expanded the warranty period to 60 days for selected printed patterns to meet changes in customer expectations. The Company records an estimated provision for possible returns, using historical experience at the time revenue is recognized. Historically, returns have not been significant.

Advertising costs. Advertising costs which were approximately $154,000, $117,000, and $108,000 for the years ended December 31, 2004, 2003 and 2002, respectively, are expensed as incurred.

Research and development costs. Research and development costs which were approximately $2,959,000, $2,167,000 and $2,042,000 for the years ended December 31, 2004, 2003 and 2002, respectively, are expensed as incurred.

Foreign currency translation. The functional currency of the Company’s foreign operations is the Euro. The balance sheets of these entities are translated at year-end rates of exchange (1.3534 dollar per Euro at December 31, 2004, and 1.2601 dollar per Euro at December 31, 2003) and their results of operations at weighted average rates of exchange for the year. Translation adjustments, other than those related to intercompany payables/receivables are recorded in the other comprehensive income section of stockholders’ equity.

SFAS No. 123. The Company has adopted the “disclosure method” provisions of Statement of Financial Accounting Standards (SFAS No. 123) “Accounting for Stock-Based Compensation” for equity issuances to employees. As permitted by SFAS No. 123, the Company continues to recognize stock-based compensation costs under the intrinsic value base method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations.

Had compensation cost for the Company’s Option Plans been determined based upon the fair value method, as defined in SFAS No. 123, the Company’s net earnings per share would have been reduced to the pro forma amounts indicated below:

(In Thousands Except Per Share Data)	2004	2003	2002
		Restated	Restated
Net income, as reported	$4,010	$260	$2,741
Pro forma adjustment - additional compensation expense had SFAS No. 123 been adopted, net of tax	(66)	(44)	(69)

Pro forma net income	$3,944	$216	$2,672

Earnings per share, as reported
Basic	$0.91	$0.06	$0.62
Diluted	$0.90	$0.06	$0.62
Pro forma earnings per share
Basic	$0.90	$0.05	$0.60
Diluted	$0.87	$0.05	$0.59

Accounts receivable and allowance for doubtful accounts. Accounts receivable are rendered at the amount invoiced to customers. The Companies payment terms do not include charging interest on past due amounts. The allowances for doubtful accounts are recorded based upon the Company’s best estimate of probable credit losses included in accounts receivable. The allowance is determined after considering historical write-off experience and performing a specific review of all individual past due accounts. Account balances are charged off against the allowance when it is probable that the receivables will not be collected.

Fair value of financial instruments. As of December 31, 2003 and 2002, the carrying amount of the Company’s financial instruments approximates the estimated fair value based upon market prices for the same or similar type of financial instruments.

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

Supplemental cash flow disclosures.

	For Year Ended December 31,
	2004	2003	2002
Cash paid during the year for:
Interest	$1,112,638	$1,151,819	$1,249,803
Income taxes, excluding refunds of $348,113 during 2002	952,991	8,768	1,266,429
Non-cash transactions:
Conversion of note payable into 23,800 shares of common stock	333,200	—	—

Note 4. Recent Accounting Pronouncements

In November 2004, Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs-An Amendment of ARB No. 43, Chapter 4”, was issued which amends the guidance in Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. The Company is currently evaluating the effect that the adoption of SFAS 151 will have on its consolidated results of operations and financial condition but does not expect SFAS 151 to have a material impact.

In December 2004, Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-based Payment” was issued and replaces Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires the measurement of all employee share-based payments, including grants of employee stock options, using a fair-value-based method. Deferred compensation calculated under the fair value method would then be amortized into income over the respective vesting period of the stock option. The accounting provisions of SFAS 123R are effective for reporting periods beginning after June 15, 2005.

The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition of share-based compensation. Although the Company has not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, the Company is evaluating the requirements under SFAS 123R, acceptable methods of determining fair-value, and magnitude of the impact on its 2005 consolidated net income and earnings per share.

Note 5. Long-Term Debt and Revolving Borrowings

Long-term debt consists of the following at December 31, 2004 and 2003:

	2004	2003
Revolving borrowings (see below):
Domestic	$—	$1,550,000
Europe	2,510,500	5,126,494

Mortgage Note Payable, face amount of $2,625,000; bearing interest fixed at 4.82% at December 31, 2004 (see interest rate swap discussion below), payable in monthly principal and interest of $20,431 with a final payment of $2.2 million on November 1, 2008, secured by related property	2,042,820	2,199,432

Term Loan payable, face amount of $5,800,000; bearing interest fixed at 4.43% at December 31, 2004 (see interest rate swap discussion below), payable in monthly principal and interest payments of $81,117, due on February 1, 2008, secured by assets of the U.S. operations	3,271,323	4,072,323

Equipment Note Payable, face amount of $2,000,000, $1,098,617 drawn at December 31, 2004; bearing interest at prime (5.25% at December 31, 2004), payable in 84 monthly principal installments of $15,500, balance due on December 26, 2010, secured by two oxidizers	1,761,313	1,098,617

Industrial Revenue Bond (equipment purchase), face amount of $4,005,000, bearing interest at a floating weekly rate and payable monthly (2.10% at December 31, 2004), such rate capped at 12%, requiring annual principal payments of $200,250 through 2007 with the final balance due on June 1, 2008, secured by a standby letter of credit	2,402,738	2,602,738

Industrial Revenue Bond (385 Joe Orr Road purchase), face amount of $2,000,000, bearing interest at a floating weekly rate and payable monthly (2.10% at December 31, 2004), such rate capped at 12%, requiring annual principal payments of $100,000 through 2023 with the final balance due on July 1, 2024, secured by a standby letter of credit	2,000,000	—

Convertible Subordinated Note Payable, face amount of $3,000,000; bearing interest at 6%, payable in nine annual principal payments of $333,333 through September 2006	333,467	1,000,000

Term Loan Payable, face amount of 3,000,000 Euro; bearing interest at 6.25%, payable monthly, requiring quarterly principal installments of 37,500 Euro, final balance due April 30, 2006, secured by standby letter of credit	3,298,913	3,260,509

Term Loan Payable, face amount of 4,243,723 Euro; bearing interest at 5.05%, requiring quarterly principal installments of 87,942 Euro, interest payable quarterly, this loan is due March 30, 2007	3,026,202	3,242,012

Two local European bank accommodation loans, face amount 560,226 Euro, bearing interest at 3.2%, payable monthly, maturing March 23, 2005 which the Company expects to rollover	676,600	630,050

	21,323,876	24,782,175

Less current maturity	5,625,085	9,716,066

	$15,698,791	$15,066,109

The Company and its subsidiaries have a combination of revolving and term credit arrangements (collectively the “Credit Agreements”) for total borrowings of $33.5 million. The credit agreements also provide for $13,112,929 in the form of standby letters of credit to guarantee foreign borrowings.

The Company’s revolving credit arrangements provide for maximum borrowings, based upon eligible inventory and receivables balances, of approximately $15.4 million (5.5 million Euros and U.S. $8.0 million). Amounts available under these revolving arrangements as of December 31, 2004 were $12.3 million. Borrowings under these revolving agreements bear interest ranging from prime to 1.5% over LIBOR. At December 31, 2004, the weighted average interest rate on outstanding domestic revolving borrowings was 3.11% and 3.05% on the revolving European loans. The revolving credit arrangements expire at various dates through 2006. Under the domestic credit line, the Company is required to pay an annual fee for the unused portion at an amount equal to .125% times the daily average of the unused portion.

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

The Credit Agreements contain covenants which, among other things, restrict new indebtedness and dividend declarations and include a requirement of a minimum of $1,000 of pretax income and requires the Company to maintain a compensating balance and contain a subjective acceleration clause. The borrowings are collateralized by substantially all of the Company’s assets. The combined debt agreement prohibits the payment of dividends. At December 31, 2004, the Company was in compliance with or has obtained waivers for the covenants of its various credit agreements.

The Subordinated Convertible Note (the “Note”) is convertible, in whole or in part, at the option of the holder into Common Stock of the Company at a conversion price of $14.00 per share. The Company’s stock price at the date of issuance of the debt was below the conversion price and therefore no beneficial conversion feature existed at the date of issuance. Accordingly, no portion of the proceeds from issuance was accounted for as attributable to the conversion feature. The holder converted $333,200 of this Note in December 2004, by receiving 23,800 shares of CFC common stock and converted the remainder of the note in January 2005, by receiving 23,819 shares of the Company’s common stock.

On January 31, 2003, the Company’s credit agreement with its main bank, which provides for revolving credits, a term loan and a mortgage, was extended. The Company’s main revolving loan was renewed through April 1, 2006, and the Term Loan and mortgage was extended to November 1, 2008. A prepayment penalty of $122,000 was rolled into the principal of the term loan, and the monthly principal payments and interest were changed to $81,117 and the final balloon payment to $801,574.

Aggregate minimum principal payments for long-term debt as of December 31, 2004, are as follows:

2005	$5,625,085
2006	2,223,517
2007	4,913,399
2008	6,344,562
2009	386,000
Thereafter	1,831,313

$21,323,876

Note 6. Income Taxes

For the years ended December 31, 2004, 2003 and 2002, income attributable to domestic and foreign sources are as follows:

	2004	2003	2002
		Restated	Restated
U.S. source income	$4,915,153	$767,132	$2,718,490
Foreign source income (loss)	941,609	(545,309)	1,304,096

Total	$5,856,762	$221,823	$4,022,586

For the years ended December 31, 2004, 2003 and 2002, the income tax provision (benefit) consists of the following:

	2004	2003	2002
		Restated	Restated
Current:
Federal	$811,813	$(26,420)	$457,764
State	271,559	(15,670)	14,564
Foreign	240,766	370,278	236,265

Subtotal	1,324,138	328,188	708,593

Deferred:
Federal	392,776	206,573	239,001
State	54,873	28,859	33,390
Foreign	74,705	(602,426)	300,204

Subtotal	522,354	(366,994)	572,595

Total provision (benefit)	$1,846,492	$(38,806)	$1,281,188

The income tax provision (benefit) differs from the amounts of income tax determined by applying the applicable U.S. statutory federal income tax rate to income (loss) before taxes as a result of the following differences:

	2004 Actual	2003 Actual	2002 Actual
		Restated	Restated
Statutory U.S. tax rate	34.0%	34.0%	34.0%
Differences resulting from:
State and local taxes	3.8	11.1	2.9
Effect of foreign taxes	0.2	(28.6)	2.2
Research & developmental credits	—	—	(6.8)
Excluded profits on export sales	(2.0)	(41.4)	(1.9)
Provisions for tax contingencies	(2.6)	12.3	1.5
Other, net	(1.9)	(4.9)	—

Effective tax rate	31.5%	(17.5)%	31.9%

Deferred tax (liabilities) assets at December 31, 2004 and 2003 consist of the following:

	2004	2003
		Restated
Deferred tax assets:
Foreign net operating loss carry forward	$3,528,686	$3,280,891
Inventory	513,345	431,407
Employee benefits	254,048	227,560
Other	272,361	256,526

Total	4,568,440	4,196,384

Deferred tax liabilities – fixed assets and intangibles	(3,266,777)	(2,717,440)
Intercompany foreign currency transactions	(683,566)	(377,375)

Net deferred tax asset	$618,097	$1,101,569

The foreign net operating loss carry forwards (NOLs) totaling 7.1 million Euros at December 31, 2004 relate to taxable losses in Germany and may be carried forward to offset future taxable income in Germany. At present, the unused NOLs have no expiration dates. In December 2003, new German tax regulations with regards to NOLs were approved and became effective January 1, 2004. The new regulations limit the annual utilization of the NOL carryforward to one million Euros of taxable income and 60% of the amount of taxable income in excess of one million Euros. During the third quarter of 2003, the Company developed a business strategy to shift production of certain printed woodgrain products sold in Europe to its German operations. This had the benefit of creating capacity domestically to serve the anticipated increase in printed woodgrain patterns caused by the major competitor announcing its exiting of the United States market. In 2004, Germany also generated a profit and during 2005 the Company is shifting further production to Germany and has entered into capital expenditures to facilitate such production.

At December 31, 2004 management was required to determine, in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes,” the need for recording a valuation allowance against its deferred tax assets. This determination requires an assessment of positive and negative evidence. Such assessment must be done on a jurisdiction-by-jurisdiction basis. In evaluating the recoverability of its deferred tax assets, the Company considered all available positive and negative evidence, including past results, the existence of past and cumulative losses in Germany and forecasted future taxable income. Despite the fact that the operations in Germany did not meet their projection for 2004, it did generate a small tax profit. The Company continues to move additional production from its U.S. operations to Germany. As a result of these incremental sales volumes and actions taken to generate cost savings in Germany, the Company has concluded that no valuation allowance against its deferred tax assets was required at December 31, 2004 as it believes that it is more likely than not that the tax benefit will be realized. The realization of the net deferred tax asset at December 31, 2004, is dependent on future taxable income. The Company continues to execute its operational strategy and expects that the shift of products to Germany will continue to generate profitable results in 2005 and beyond. Failure to achieve expected results in 2005 or beyond or future changes in German tax laws may require the need to record a valuation allowance against the Company’s deferred tax assets, resulting in income tax expense for the applicable period.

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the “Act”). The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations and, as of today, uncertainty remains as to how to interpret numerous provisions in the Act. As such, the Company is not yet in a position to decide on whether, and to what extent, it might repatriate foreign earnings that have not yet been remitted to the U.S. The Company expects to be in a position to finalize our assessment by the second quarter of 2005.

The Act also provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. In return, the Act also provides for a two-year phase-out of the existing extra-territorial income exclusion (“ETI”) for foreign sales that was viewed to be inconsistent with international trade protocols by the European Union. The Company expects the net effect of the phase out of the ETI and the phase in of this new deduction to result in a decrease in the effective tax rate for fiscal years 2005 and 2006 of approximately one-half of a percentage-point (0.5%), based on current earnings levels.

Under the guidance in FASB Staff Position No. FAS 109-1, Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, the deduction will be treated as a “special deduction” as described in FASB Statement No. 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on the Company’s tax return.

Note 7. Commitments and Contingencies

The Company’s former parent was named by government environmental agencies as a “potentially responsible party” with respect to environmental liabilities at the Fisher-Calo Superfund site in Kingsbury, Indiana in 1991. The former parent and other potentially responsible parties entered into a settlement agreement with the governmental agencies in 1991 that provides for remediation of the site and estimated the cost to be approximately $39 million based upon available facts. While the Company has been named a potentially responsible party, the former parent and the Company have reached an agreement whereby the former parent and the Company will share equally in 0.24% (or 0.12% each) of the total cost of remediation that is ultimately determined to be attributed to waste produced by the Company’s former parent. There is no assurance that remediation of the Fisher-Calo site can be accomplished for $39 million. In 1992, the Company recorded a liability of approximately $300,000 related to these matters, of which approximately $50,000 was paid in 1996. In 2000, the Company revised its estimate and reduced the accrual by approximately $110,000. In January 2002, the Company made a payment of approximately $44,000 representing a progress payment for remediation of this site. At December 31, 2004 and 2003, the remaining accrual of approximately $96,000, represents in management’s opinion its estimate of expected future costs, based upon investigation of the quantities and types of waste disposed and the other parties involved in the remediation of this site. The adequacy of the accrued liability is reviewed periodically as additional information becomes available.

In November 2001, the Company was notified from the former parent that it may be a potential responsible party with respect to environmental liabilities at the Galaxy Superfund site in Elkton, Maryland. At this time, the Company’s liability, if any, cannot be ascertained, however, management believes this will not have a material effect on the financial statements and at December 31, 2004, no reserve has been established.

In September 2003, the Company was notified by Clariant Corporation (“Clariant”) that certain lots of pigment Clariant provided to the Company contained polychlorinated biphenyls (“PCB’s”) in excess of Federal regulations. The Company immediately quarantined all material containing this pigment and ceased production using this pigment. Samples of products produced with this pigment were sent to an outside independent laboratory for testing. The results indicated that in the Company’s product, the pigment with the PCB’s is encased in a strong organic matrix that can only be broken with a highly polar solvent. The Company’s customers came to the conclusion that their respective products do not need to be recalled based upon their further testing and investigation. The customers did want to return all unsold products containing the suspected pigment. The Company issued credits to affected customers, and as a result recorded a receivable from Clariant in the amount of $355,000 at December 31, 2003. This receivable was collected in full in early 2004.

During fiscal 2000, the Company reached a settlement with the State of Illinois relating to sales tax owed on purchases for the period 1992 to 1999. Pursuant to the terms of the settlement, the Company agreed to pay $738,616 plus interest evenly over a five-year period. Accruals for this matter had been established in prior years and under the terms of the settlement such accruals were reclassified to long-term liabilities. During the fiscal 2002, the State of Illinois changed its position, and revised the terms of the settlement agreement that resulted in a $497,000 reduction in the company’s obligation.

At December 31, 2004, the Company has non-cancelable operating leases for which future minimum rental commitments are estimated to total $1,276,352, including $595,628 in 2005, $414,281 in 2006, $232,977 in 2007, $22,914 in 2008, $10,551 in 2009. Rental expense under non-cancelable operating leases totaled $852,623 in 2004, $1,031,645 in 2003 and $874,115 in 2002.

Note 8. Stock Option Plans

The Company has a non-qualified stock option plan for its employees and directors (the “Stock Option Plan”) and a director’s stock option plan for its non-employee directors (the “Director’s Stock Option Plan”).

Stock Option Plan. The Stock Option Plan consists of two arrangements – the “1995 Plan” and the “2000 Plan.” A total of 400,000 shares of common stock are reserved for issuance under the Plans, subject to anti-dilution and adjustment provisions. No options may be granted after August 15, 2005 (1995 Plan), or after November 6, 2009 (2000 Plan). If an option expires or is terminated or cancelled unexercised, the shares related to such options are returned to total shares reserved for issuance. Options granted under the Plan have a term of ten years and generally vest over a four year period.

Information under the Company’s Stock Option Plan is summarized as follows:

		Price Per Share
	Shares	Range	Weighted Average
Balance, December 31, 2001	172,646	$3.85 - $15.25	$11.49
Granted	67,250	$4.00 - $ 4.55	$4.52
Forfeited	(24,554)	$4.00 - $ 9.50	$8.76

Balance, December 31, 2002	215,342	$3.85 - $15.25	$9.63
Granted	—	$ — - $ —	$—
Forfeited	(15,500)	$3.85 - $12.50	$7.30

Balance, December 31, 2003	199,842	$3.85 - $15.25	$6.68
Exercised	(38,474)	$3.90 - $10.875	$4.60
Granted	41,000	$5.75 - $12.64	$7.43
Forfeited	(9,031)	$3.90 - $12.50	$9.68

Balance, December 31, 2004	193,337		$7.33

Options exercisable at December 31, 2004, 2003 and 2002 were 114,900, 129,286 and 71,380, respectively.

The characteristics of outstanding and of exercisable stock options under the Company’s Stock Option Plan at December 31, 2004 were as follows:

	Outstanding			Exercisable
Exercise Prices	Shares	Life	Weighted Avg. Price	Shares	Weighted Avg. Price
$ 3.85 - $ 6.00	120,805	7.4	$4.61	58,368	$4.23
$ 6.01 - $10.00	14,000	5.4	$8.45	14,000	$8.45
$10.01 - $15.25	58,532	3.2	$12.67	42,532	$12.68

Director Stock Option Plan. The Company’s Director Stock Option Plan consists of two arrangements – the “1995 Plan” and the “2000 Plan”. A total of 100,000 shares of common stock are reserved for issuance under these Plans, subject to anti-dilution and other adjustment provisions. Options granted have a term of ten years subject to earlier termination if the optionee’s service as a director terminates and vest over a four year period.

Information on stock options under the Company’s Directors Stock Option Plan is summarized below:

	Price Per Share
	Shares	Range	Weighted Average
Balance, December 31, 2001	90,000	$4.87 - 9.50	$6.95
Granted	—	—	—

Balance, December 31, 2002	90,000	$4.87 - 9.50	$6.95
Granted	—	—	—

Balance, December 31, 2003	90,000	$4.87 - 9.50	$6.95
Granted	10,000	$5.75	$5.75

Balance, December 31, 2004	100,000	$4.87 - 9.50	$6.83

Options exercisable at December 31, 2004, 2003 and 2002 were 80,000, 67,500, and 55,000, respectively.

The characteristics of outstanding and exercisable stock options under the Directors Stock Option Plan at December 31, 2004 were as follows:

	Outstanding			Exercisable
Exercise Prices	Shares	Life	Weighted Avg. Price	Shares	Weighted Avg. Price
$4.87	40,000	6.2	$4.87	30,000	$4.87
$5.75	10,000	9.2	$5.75	—	$5.75
$5.81	10,000	5.4	$5.81	10,000	$5.81
$8.75	10,000	2.6	$8.75	10,000	$8.75
$9.50	30,000	0.9	$9.50	30,000	$9.50

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

The weighted average Black Scholes value of options granted under the Directors Stock Option and Stock Option Plans and assumptions used in determining the value are as follows:

	Directors Stock Option Plan			Stock Option Plan
	2004	2003	2002	2004	2003	2002
Weighted average fair value of option grants during the year	$2.83	$—	$—	$3.77	$—	$1.88
Weighed average fair value of all options outstanding at year end	$2.60	$2.58	$2.58	$3.64	$2.94	$3.25
Assumptions:
Volatility	30.00%	—	—	30.00%	—	30.00%
Risk free interest rate	4.06%	—	—	4.06-4.28%	—	4.12%
Expected lives	10.0 years	—	—	7-10 years	—	7.20 years
Dividend rate	—	—	—	—	—	—

Note 9. Stockholders’ Equity

The Company has authorized 750 shares of Voting Preferred Stock, par value $.01 per share, which has no preemptive, conversion, redemption, or exchange rights. The Voting Preferred Stock is entitled to 1,000 votes per share, annual dividends at an annual rate equal to the prime rate in effect as of the prior December 31 applied to the $500 per share exercise price and a liquidation preference of $500 per share plus any accumulated and unpaid dividends. Dividends and liquidation preference shall be applied to the purchase price per share. The Company’s principal stockholder holds the only option to purchase 534 shares of voting preferred stock, subject to anti-dilution adjustments, par value $.01 per share. The option is currently exercisable, and is not transferable.

Common stock and Class B common stock have identical rights and privileges except for voting and conversion rights. Class B common stock is nonvoting, and is convertible at any time into an equal number of shares of common stock except that the conversion option is not available to any Class B common stockholder affiliated with the Company’s principal common stockholder. There were no conversions in 2004, 2003 and 2002.

In 1999, the Company issued 50,000 shares of restricted stock to an officer of the Company. The value of these shares totaling $559,935 has been recorded as compensation expense over the five year vesting period. The officer left the Company in 2002 and the Company repurchased the shares for $225,500.

In 2004, the Company issued 4,710 shares of common stock to an officer of the Company. The value of these shares totaling $29,437 has been recorded as compensation expense in 2004.

The Company has repurchased shares of common stock from time to time. Management expects that such repurchases (classified as treasury stock) will continue to be made in the future subject to compliance with bank covenants and regulations of the SEC and NASDAQ.

Note 10. Plant Backfire.

In February 2002, the Company’s Germany operations were negatively impacted by a backfire that limited the availability of a six-station coating press. As a result, the press operated at suboptimal levels until late summer 2002. The Company filed a claim with its insurance carrier seeking reimbursement of damages including business interruption from margins lost due to the constraint capacity. During 2002, the Company received $451,000 for reimbursement of damages and $2.6 million for business interruption from the insurance carrier and has settled its claim. The $2.6 million of proceeds have been reflected as a reduction of costs of goods sold in the 2002 statement of operations. This machine was fully functional in 2003.

Note 11. Business Segment and International Operations

The Company and its subsidiaries operate in a single business segment, the formulating and manufacturing of chemically-complex, multi-layered functional coatings within this business segment, the Company produces five primary coating products, with annual sales of these products (in millions) as follows:

	2004	% of Net Sales	2003	% of Net Sales	2002	% of Net Sales
Holographic Products	$18.7	22.6%	$14.9	23.7%	$11.8	19.1%
Printed Products	29.7	36.0	17.1	27.3	17.7	28.5
Pharmaceutical Products	11.8	14.3	11.1	17.6	10.6	17.2
Security Products	10.8	13.1	8.4	13.3	11.3	18.3
Simulated Metal and Other
Pigmented Products	11.5	14.0	11.3	18.1	10.5	16.9

Total	$82.6	100.0%	$62.8	100.0%	$61.9	100.0%

The following table provides sales and long-lived asset information by geographic area as of and for the years ended December 31:

	Sales			Long-Lived Assets
	2004	2003	2002	2004	2003
United States	$44,103,176	$30,227,284	$35,576,545	$19,077,618	$18,489,552
Europe	26,132,442	22,620,449	18,398,991	13,214,559	13,428,317
Other Foreign	12,320,989	9,940,044	7,902,307	—	—

	$82,556,607	$62,787,777	$61,877,843	$32,292,177	$31,917,869

Foreign revenue is based on the country in which the customer is domiciled.

The following data relates to the Company’s European divisions in U.S. dollars is included in the accompanying financial statements as of and for the year ended December 31:

	2004	2003	2002
		(Restated)	(Restated)
Assets	$23,876,506	$24,502,282	$18,206,393
Liabilities	12,701,688	14,631,953	11,704,913
Net sales	26,132,442	22,620,449	18,368,991
Net income (loss)	508,693	(501,312)	779,431

Note 12. Profit Sharing Plan

The Company maintains a profit sharing 401(K) plan for the benefit of all eligible employees in the United States, as defined under the plan agreement. Eligible employees may contribute up to 18% of their compensation to the plan subject to the maximum deferral limitations established by the IRS. Employee contributions are matched by the Company at the rate of 50% on the first 4% of the employee’s contribution. As a part of the 401(K) the Company can contribute a discretionary profit sharing amount. The Company made no discretionary profit sharing contributions in 2004, 2003 and 2002. The Company incurred approximately $195,600, $177,300 and $149,400 of 401(K) matching expense during 2004, 2003 and 2002, respectively.

Note 13. Employee Stock Purchase Plan

In August 1995, the Company’s stockholders approved an Employee Stock Purchase Plan (the “Stock Purchase Plan”) which is administered by a committee appointed by the Board of Directors. Pursuant to the Stock Purchase Plan, 100,000 shares of common stock are reserved for issuance, which may be offered for sale to employees through annual options. During 2004, 2003 and 2002, respectively, 0, 9,052 and 15,546 shares of common stock were issued pursuant to the Stock Purchase Plan. As of December 31, 2004, there were no shares available for grant under the Stock Purchase Plan. The Stock Purchase Plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. Generally, all persons who have been employed by the Company on a full-time basis for at least six months, except holders of more than 5% of the Company’s common stock, are eligible to participate in the Stock Purchase Plan. The Stock Purchase Plan permits eligible employees to purchase common stock (which may not exceed the lesser of $10,000 or 10% of an employee’s compensation), at 95% of the fair market value of the common stock at the grant date or purchase date, whichever is less. The shares are purchased automatically at the end of the quarter for such number as may be purchased with the accumulated payroll deductions of the employee on that date. Employees may terminate their participation in the Stock Purchase Plan at any time and participation automatically ends upon termination of employment with the Company. The Stock Purchase Plan will terminate at any time upon the discretion of the Board of Directors or when the participating employees become entitled to purchase a number of shares equal to the number of shares remaining.

Note 14. Related Party Transactions

The Company purchased 50,000 shares of common stock from its former chief operating officer for $4.51 per share (fair market value) during 2002 upon the executive’s departure from the Company. These shares were issued to the executive under a Restricted Stock Agreement in 1999. In addition, the Company also purchased 25,000 shares from its Chairman for $4.35 per share (fair market value) during 2002. All of these shares are held in treasury. The Company issued 4,710 shares on August 20, 2004 to its Chief Executive Officer, Mr. Gregory Jehlik at $6.25, which reflects the closing price of the shares on August 20, 2004, and recorded $29,437 of compensation expense.

Note 15. Allowance for Doubtful Accounts and Customer Credits

Activity of the allowance for doubtful accounts and customer credits for the years ended December 31, 2004, 2003 and 2002 are as follows:

	Balance at Beginning Of Year	Additions To Reserve	Additions Charged To Costs and Expenses	Deductions*	Balance at end Of Year
Year Ended December 31, 2004	$814	$—	$1,731	$(1,225)	$1,320
Year Ended December 31, 2003	$618	$—	$1,568	$(1,372)	$814
Year Ended December 31, 2002	$583	$—	$1,466	$(1,431)	$618

*	Deductions represent credit memos and amounts written off.

Note 16. Selected quarterly financial data (unaudited), in thousands, except per share data

	Quarter Ended
	Dec. 31 2004	Sept. 30 2004	June 30 2004	Mar. 31 2004	Dec. 31 2003	Sept. 30 2003	June 30 2003	Mar. 31 2003
		Restated (Note 2)	Restated (Note 2)	Restated (Note 2)	Restated (Note 2)	Restated (Note 2)	Restated (Note 2)	Restated (Note 2)
Revenues	$20,659	$21,718	$19,355	$20,824	$15,314	$15,074	$16,690	$15,710
Cost of goods sold (excluding depreciation and amortization)	14,075	13,842	13,063	13,024	10,841	10,467	10,967	10,180
Operating income (loss)	808	2,126	857	2,207	(596)	(207)	538	605
Net income (loss)	858	1,431	567	1,154	(72)	(241)	233	340
Diluted earnings (loss) per share	$0.19	$0.32	$0.13	$0.26	$(0.02)	$(0.05)	$0.05	$0.08

The table below sets forth the previously reported quarterly financial data.

	Quarter Ended
	Sept. 30 2004	June 30 2004	Mar. 31 2004	Dec. 31 2003	Sept. 30 2003	June 30 2003	Mar. 31 2003
	As Reported	As Reported	As Reported	As Reported	As Reported	As Reported	As Reported
Revenues	$21,718	$19,355	$20,824	$15,314	$15,074	$16,690	$15,710
Cost of goods sold (excluding depreciation and amortization)	13,842	13,062	13,024	10,841	10,467	10,967	10,180
Operating income (loss)	2,179	834	1,958	(295)	(218)	571	614
Net income (loss)	1,301	521	1,127	(202)	(316)	110	246
Diluted earnings (loss) per share	$0.29	$0.12	$0.25	$(0.05)	$(0.07)	$0.03	$0.06

The Company restated its financial statements to reflect the recognition of translation gains and losses related to intercompany transactions. See further discussion and the impact on the Company’s results in Note 2.

The sales volume in the third and fourth quarter of 2004 were driven by the introduction of HoloLam Plus™ (patent applied for), strong printed products sales and a higher volume of gift cards. Gross margin in the third and fourth quarters of 2004 are higher than the prior year primarily due to the higher sales volumes.

Basic and diluted earnings per share are the same except for the quarter ended September 30, 2004 where basic earnings per share is $0.33.

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

The evaluation of the Company’s disclosure controls and procedures by the CEO and the CFO included a review of the controls’ objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Annual Report. The Company’s management, including the CEO and CFO, does not expect that disclosure controls and procedures can or will prevent or detect all errors and all fraud, if any, because there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. As a result, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Also, projections of any evaluation of the disclosure controls and procedures to future periods are subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. A significant deficiency is defined as a control deficiency, or combination of deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process or report external financial data reliably in accordance with generally accepted accounting principles, such that there is more than a remote likelihood that a misstatement of the Company’s financial statements that is more than inconsequential will not be prevented or detected. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Based on their evaluation, subject to the inherent limitations as described above and taking into consideration the matter described below, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were not effective at December 31, 2004 as a result of the material weakness described below.

In connection with the year-end review of the Company’s consolidated financial statements as of and for the year ended December 31, 2004 and the audit of those statements by the Company’s Independent Registered Public Accounting Firm, the Company’s management and Audit Committee were informed that the Company had improperly included foreign currency exchange gains and losses related to intercompany transactions in accumulated other comprehensive income in its Consolidated Stockholders’ Equity instead of recognizing the gains and losses in its Consolidated Statements of Operations. As a result, the Company has restated its 2003 and 2002 financial statements and its quarterly filings for 2004, which includes the 2003 amounts. See Note 2 to the Consolidated Financial Statements for further discussion.

The Company was informed by its Independent Registered Public Accounting Firm that as a result of the errors identified in the recording of foreign currency exchange gains and losses, a material weakness in the Company’s design and operation of its internal controls regarding the application of generally accepted accounting principles existed at December 31, 2004. The Company has also concluded that a material weakness existed at December 31, 2004.

The Company’s management has discussed the material weakness described above with the Audit Committee and has worked with the Audit Committee and has identified and implemented corrective actions to improve the effectiveness of the Company’s internal controls, including enhancements of systems and procedures, the implementation of additional reconciliations and reviews of information by senior level management. The Company has implemented the controls necessary to make certain that foreign currency exchange gains and losses related to intercompany transactions are properly recorded. As a result of these actions, management believes that the financial statements included in this report fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The information appearing under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held in 2005 (the “Proxy Statement”), is incorporated herein by reference.

Officers

Set forth below are the names of the executive officers and senior staff of the Company and its subsidiaries, their ages at December 31, 2004, the positions they hold with the Company or its subsidiaries, and summaries of their business experience. Executive officers and senior staff of the Company are elected by and serve at the discretion of the Board of Directors of the Company.

Name	Age	Position
Roger F. Hruby	69	Chairman of the Board of Directors

Gregory M. Jehlik	44	President, Chief Executive Officer, Chief Operating Officer and Director

Dennis W. Lakomy	59	Executive Vice President, Chief Financial Officer, Secretary, Treasurer and Director

Steven A. Clow	48	Vice President of Quality

Scott D. Coney	38	Vice President of Operations

William A. Herring	57	Senior Vice President of Technology

John (Jack) J. Joyce	54	Vice President of Human Resources

Mark Mitravich	53	Senior Vice President, Sales – Americas

Matthew Shields	40	Vice President, Global Marketing

Friedrich Sommer	51	Managing Director, CFC Europe

Roger F. Hruby, Chairman of the Board, served as Chief Executive Officer, President and Chief Operating Officer of the Company’s predecessor, Bee Chemical, from 1977 until the sale of that company to Morton Thiokol, Inc., in 1985, at which time Mr. Hruby also became its Chief Executive Officer. Mr. Hruby also organized the formation of Bee Chemical’s Japanese joint venture in 1970 and supervised its growth from a start-up venture to a significant manufacturing company with sales in excess of $40 million. In 1986, Mr. Hruby formed the Company, which purchased Bee Chemical’s specialty transferable solid coatings division from Morton Thiokol and has been Chairman of the Board, and until October 1, 2004, Chief Executive Officer, and until June 1995, President of the Company since the date of its incorporation. Mr. Hruby has been involved in the specialty chemical industry since 1958. In 1998, Mr. Hruby was awarded “Entrepreneur of the Year” and became a member of the Chicago Entrepreneurship Hall of Fame. Mr. Hruby is also an Executive Committee Member and serves as Chairman of the Board of Trustees at North Central College. Mr. Hruby earned a bachelors degree in chemistry from North Central College and a Masters of Business Administration from the University of Chicago.

Gregory M. Jehlik, was elected Chief Executive Officer on October 1, 2004 and continues to serve as President, Chief Operating Officer and a Director of the Company, joined the Company in June 2002. Before joining the Company, Mr. Jehlik served from 1999 as President and Chief Operating Officer of American Engineered Components, Inc. Prior thereto, he spent 17 years with the Brady Corporation in a number of management roles including sales, marketing, general management and international operations. Mr. Jehlik also serves as a director on The A-T Children’s Project. Mr. Jehlik earned a bachelors degree in marketing and management from Indiana University and a Masters of Business Administration from the University of Wisconsin-Milwaukee.

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

Steven A. Clow, Vice President of Quality joined the Company in February 1999. Prior to joining the Company, Mr. Clow served from 1995 as Vice President of Quality and Product Director with Precision Coatings, Inc. Prior thereto, Mr. Clow held various management positions with the Dunmore Corporation. Mr. Clow earned a bachelors degree from the University of Massachusetts in Chemistry.

Scott D. Coney, Vice President of Operations, joined the Company in August 1999. Prior to joining the Company, Mr. Coney served from 1994 in various management positions with Stimsonite Corporation. Mr. Coney had been in the position of Operations Manager with Stimsonite since 1997. Mr. Coney earned a bachelors degree in mechanical engineering technology from Purdue University and a Masters of Business Administration from Loyola University of Chicago.

William A. Herring, Senior Vice President of Technology joined the Company in June 1996 as Senior Vice President of Operations and on July 1, 1999 became head of R&D, Quality Assurance and Tech Services. On December 31, 2001, Mr. Herring also became Acting Managing Director of CFC Europe through August 31, 2002. Prior to joining the Company, Mr. Herring served from 1992 as Vice President - Manufacturing and Technology with Central Products Company and from 1973 to 1992 he held various senior management positions in technical and operations at Avery-Dennison. Mr. Herring earned a bachelors degree and a Masters of Science from the University of Missouri in Chemical Engineering.

John (Jack) J. Joyce, Vice President of Human Resources joined the Company in May 2004. Prior to joining the Company, Mr. Joyce held several executive positions in the human resource function at Andrew Corporation from 1995 to 2004. Mr. Joyce earned a bachelors degree in economics from St. Joseph’s College and a Masters of Arts in economics from Western Illinois University.

Mark Mitravich, Senior Vice President, Sales – Americas joined the Company in October 2003 as Vice President, Sales – Americas, and was appointed Senior Vice President, Sales – Americas in October 2004. Before joining the Company, Mr. Mitravich served from 1978 in various senior technical, sales, purchasing and marketing management positions with The Pilcher Hamilton Corporation, SGL Carbon Group and Hoechst Celanese Corporation. Mr. Mitravich holds a bachelors degree in business and economics from Lehigh University and a Masters of Business Administration from the City University of New York, Baruch College.

Matthew Shields, Vice President of Global Marketing joined the Company in May 2004. Prior to joining the Company, Mr. Shields held a number of marketing management positions with Rexam PLC and Loparex, Inc., most recently as Director of Marketing. Mr. Shields holds a bachelors degree in international studies from Miami University and a Masters of Business Administration from the University of Virginia.

Dr. Friedrich Sommer, Managing Director of CFC Europe joined the Company in April 2002. Prior to joining the Company, Dr. Sommer joined Vereinigte Papierwarenfabriken GmbH in 1997 and held several senior management positions. Dr. Sommer was named Managing Director in 2000. Dr. Sommer has a Ph.D and BSc in Chemistry from Ruhr-Universitaet-Bochum.

ITEM 11. EXECUTIVE COMPENSATION

Information appearing under the caption “Management Compensation” in the Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information appearing under the caption “Principal Stockholders” in the Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information appearing under the caption “Appointment of Independent Accountants – Fees Paid to Independent Accountants” in the Proxy Statement is incorporated by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON

FORM 8-K

(a) (1)	Financial Statements
Reference is made to the information set forth in Part II, Item 8 of this Report, which information is incorporated herein by reference.

(a) (2)	Financial Statement Schedules
Reference is made to the information set forth in Part II, Item 8 of this Report, which information is incorporated herein by reference.

(a) (3)	Exhibits

The exhibits to this report are listed below under Item 15(c) of this Report. Included in the exhibits listed therein are the following exhibits which constitute management contracts or compensatory plans or arrangements.

	10.3	Stock Option Plan of the Company

	10.4	Director Stock Option Plan of the Company

	10.5	Employee Stock Purchase Plan of the Company

	10.6	Stock Option Agreement with Roger Hruby

	10.7	2000 Stock Option Plan of the Company

	10.8	2000 Director’s Stock Option Plan of the Company

	10.9	Employment Letter for Gregory M. Jehlik

(b)	Reports on Form 8-K
Since the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, and through the date of this filing, the following Reports on Form 8-K have been filed:

	(i)	Report on Form 8-K dated February 18, 2005 reporting on Item 2.02 (Results of Operations and Financial Condition), Item 4.02 (Non-Reliance on Previously Issued Financial Statement) and Item 9.01 (Financial Statements and Exhibits);

	(ii)	Report on Form 8-K dated March 2, 2005 reporting on Item 2.02 (Results of Operations and Financial Condition) and Item 9.01 (Financial Statements and Exhibits);

In accordance with General Instruction B of Form 8-K, the information submitted to the Securities and Exchange Commission under Item 2.02 of Form 8-K are not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”), and are not subject to the liabilities of that section. We are not incorporating, and will not incorporate by reference, such information into any filing under the Securities Act of 1933 or the Exchange Act.

(c)	Exhibits

Exhibit Number	Description of Exhibit
3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s registration statement on Form S-1, Registration No. 33-96110).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s registration statement on Form S-1, Registration No. 33-96110).

4.1	Specimen Certificate Representing Shares of Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s registration statement on Form S-1, Registration No. 33-96110).

10.1(a)	Amended and Restated Loan and Security Agreement dated May 17, 2001 between the Company and LaSalle Bank National Association, and related documents (incorporated by reference to Exhibit 10.1(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001).

10.1(b)	First Amendment dated January 31, 2003 to Amended and Restated Loan and Security Agreement between LaSalle National Bank National Association and the Company, and related documents (incorporated by reference to Exhibit 10.1(b) to the Company’s Form 10-K for the year ended December 31, 2002).

10.1(c)	Eighth Amendment to Mortgage and Assignment of Rents and Leases dated as of January 31, 2003 between the Company and LaSalle National Bank National Association (incorporated by reference to Exhibit 10.1(c) to the Company’s Form 10-K for the year ended December 31, 2002).

10.1(d)	Reimbursement Agreement dated March 19, 1999 between CFC Europe GmbH and LaSalle Bank National Association, and related documents (incorporated by reference to Exhibit 10.2(c) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31,1999); Amendment dated July 6, 2000 to Reimbursement Agreement between CFC Europe GmbH and LaSalle Bank National Association (incorporated by reference to Exhibit 10.1C to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000); Amendment dated May 17, 2001 to Reimbursement Agreement between CFC Europe GmbH and LaSalle Bank National Association, and related documents (incorporated by reference to Exhibit 10.1(c) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001).

10.2	Form of Indemnification Agreement between the Company and each of its Officers and Directors (incorporated by reference to Exhibit 10.15 to the Company’s registration statement on Form S-1, Registration No. 33-96110).

10.3	Stock Option Plan of the Company (incorporated by reference to Exhibit 10.7 to the Company’s registration statement on Form S-1, Registration No. 33-96110).

10.4	Director Stock Option Plan of the Company (incorporated by reference to Exhibit 10.8 to the Company’s registration statement on Form S-1, Registration No. 33-96110).

10.5	Employee Stock Purchase Plan of the Company (incorporated by reference to Exhibit 10.9 to the Company’s registration statement on Form S-1, Registration No. 33-96110).

10.6	Stock Option Agreement, dated August 18, 1995, between the Company and Roger F. Hruby, as amended (incorporated by reference to Exhibit 10.10 to the Company’s registration statement on Form S-1, Registration No. 33-96110).

10.7	2000 Stock Option Plan of the Company (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed with the Commission on March 24, 2000, Commission File No. 0-27222).

10.8	2000 Director Stock Option Plan of the Company (incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement filed with the Commission on March 24, 2000, Commission File No. 0-27222).

10.9	Employment Letter dated May 7, 2002 issued by the Company to Gregory M. Jehlik incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K for the year ended December 31, 2002).

10.10(a)	CFC Applied Holographics Joint Venture Agreement dated April 1, 1992, among the Company, CFC Management, Inc., Applied Holographics PLC, and Applied Holographics, Inc., as amended, and related Partnership Agreement, Representation Agreement, and License Agreement (incorporated by reference to Exhibit 10.13 to the Company’s registration statement on Form S-1, Registration No. 33-96110).

10.10(b)	CFC Applied Holographics Joint Venture Termination Agreement dated November 29, 1999 among the Company, CFC Management, Inc., Applied Holographics PLC, and Applied Holographics Inc. (incorporated by reference to Exhibit 10.10(b) to the Company’s Form 10-K for the year ended December 31, 2002).

10.11	Purchase Agreement, dated November 18, 1994, between the Company and Baxter Healthcare Corporation (incorporated by reference to Exhibit 10.14 to the Company’s registration statement on Form S-1, Registration No. 33-96110); Contract renewal agreement dated as of February 15, 1998 (incorporated by reference to Exhibit 10.6 to the Company’s Report on Form 10-K for the year ended December 31, 1998); Contract renewal agreement dated as of March 1, 2001 (incorporated by reference to Exhibit 10.11 to the Company’s Form 10-K for the year ended December 31, 2002).

14.1	CFC International, Inc. Conflicts of Interest and Business Ethics Policy (incorporated by reference to Exhibit 14.1 to the Company’s Form 10-K for the year ended December 31, 2002).

21.1	List of Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

All other exhibits are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

SIGNATURES

Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2005.

CFC INTERNATIONAL, INC.

By:	/s/ ROGER F. HRUBY
Roger F. Hruby
Chairman of the Board of Directors,

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 2005.

Signature	Title
Principal Executive Officer:

/s/ ROGER F. HRUBY	Chairman of the Board of Directors,

Principal Financial/Accounting Officer:

/s/ DENNIS W. LAKOMY	Executive Vice President, Chief Financial Officer, Secretary, Treasurer and Director
Dennis W. Lakomy

A Majority of the Directors:

/s/ ROGER F. HRUBY	Director

/s/ WILLIAM G. BROWN	Director

/s/ ROBERT B. COVALT	Director

/s/ GREGORY M. JEHLIK	Director

/s/ DENNIS W. LAKOMY	Director

/s/ RICHARD PIERCE	Director

/s/ DAVID D. WESSELINK	Director