Form 10-Q
period 2005-03-31
CFC INTERNATIONAL INC
filed 2005-05-09
CIK 949859

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
    X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
---------       SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended March 31, 2005

---------       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

                For the transition from               to
                                        -------------    --------------

                           Commission File No. 0-27222

                             CFC INTERNATIONAL, INC.

             (Exact name of Registrant as specified in its charter)

              DELAWARE                                36-3434526
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

         YES  (    )                                 NO  ( X  )

As of May 9 2005, the Registrant had issued and outstanding 3,998,233 shares of Common Stock, par value $.01 per share, and 512,989 shares of Class B Common Stock, par value $.01 per share.

                             CFC INTERNATIONAL, INC.

                               INDEX TO FORM 10-Q



                                                                       Pages
                                                                       -----

Part I - Financial Information:

  Item 1. Financial Statements

    Consolidated Balance Sheets - March 31, 2005
      and December 31, 2004.........................................      5

    Consolidated Statements of Operations for the three months
      ended March 31, 2005 and March 31, 2004.......................      6

    Consolidated Statements of Cash Flows for the three months
      ended March 31, 2005 and March 31, 2004.......................      7

    Notes to Consolidated Financial Statements......................   8-11


  Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations............................  11-14

  Item 3. Quantitative and Qualitative Disclosures about
     Market Risks...................................................     15

  Item 4.  Controls and Procedures..................................  15-16

  Item 5.  Other Information, Common Stock Repurchases..............     16


Part II - Other Information

  Item 6.  Exhibits and Report on Form 8-K..........................     16

     Signatures.....................................................     17

     Certifications.................................................  18-23

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

The risks included here are not exhaustive. We operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the impacts of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. We have no obligation to revise or update these forward-looking statements to reflect events or circumstances that arise after May 9 2005 or to reflect the occurrence of anticipated events.

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

                         Part I - Financial Information
                          Item 1. Financial Statements
                             CFC INTERNATIONAL, INC.
                         CONSOLIDATED BALANCE SHEETS AT
                      MARCH 31, 2005 AND DECEMBER 31, 2004

                                                      March 31,    December 31,
                                                        2005           2004
                                                        ----           ----
                                                             Unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents ......................     $ 3,084,131    $ 4,554,699
Restricted cash ................................         306,380        306,271
Accounts receivable, less allowance
  for doubtful accounts and customer
  credits of $1,454,000 (2005) and
  $1,320,000 (2004) ............................      13,211,049     12,547,380
Inventories:
  Raw materials ................................       4,887,483      4,958,900
  Work in process ..............................       2,493,251      3,160,195
  Finished goods ...............................      10,434,380      9,590,043
                                                     -----------    ------------
                                                      17,815,114     17,709,138

Prepaid expenses and other current assets ......         369,442        387,231
Deferred income tax assets......................       1,171,268      1,002,559
                                                     -----------    ------------
  Total current assets .........................      35,957,384     36,507,278
                                                     -----------    ------------
Property, plant and equipment, net .............      27,730,315     28,602,311
Deferred income tax assets .....................       3,517,612      3,528,686
Goodwill .......................................       1,029,462      1,029,462
Intangible assets, net .........................       2,322,578      2,393,466
Other assets ...................................         269,817        266,806
Fair value of interest rate swap ...............         104,874         39,553
                                                     -----------    ------------
  Total assets .................................     $70,932,042    $72,367,562
                                                     ===========    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt...............     $ 5,398,488    $ 5,625,085
Accounts payable................................       4,845,732      6,802,792
Accrued compensation and benefits...............       1,400,837      1,427,215
Accrued bonuses.................................         181,622      2,056,778
Income taxes payable - current and deferred.....       1,721,758      1,554,641
Accrued expenses and other current liabilities..       4,713,315      3,473,356
                                                     -----------    ------------
  Total current liabilities.....................      18,261,751     20,939,867
                                                     -----------    ------------
Deferred income tax liabilities.................       3,221,756      3,229,584
Long-term debt, net of current portion..........      15,012,665     15,698,791
                                                     -----------    ------------
  Total liabilities.............................      36,496,172     39,868,242
                                                     -----------    ------------

COMMITMENTS AND CONTINGENCIES...................

STOCKHOLDERS' EQUITY:
Voting Preferred Stock, par value $.01 per share,
  750 shares authorized, no shares issued and
  outstanding...................................               -              -
Common stock, $.01 par value, 10,000,000 shares
  authorized; shares issued of 4,580,276 (2005)
  and 4,513,111 (2004)..........................          45,804         45,132
Class B common stock, $.01 par value,
  750,000 shares authorized; 512,989 shares
  issued and outstanding .......................           5,130          5,130
Additional paid-in capital......................      13,701,317     12,822,575
Retained earnings...............................      22,715,396     21,215,235
Accumulated other comprehensive income..........         905,183      1,188,860
                                                     -----------    ------------
                                                      37,372,830     35,276,932
Less - 582,542 (2005) and 574,171(2004)
  treasury shares of common stock, at cost .....      (2,936,960)    (2,777,612)
                                                     -----------    ------------
                                                      34,435,870     32,499,320
                                                     -----------    ------------
  Total liabilities and stockholders' equity.....    $70,932,042    $72,367,562
                                                     ===========    ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                             CFC INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2004 AND 2003


                          Three Months Ended March 31,
                                                       2005             2004
                                                       ----             ----
                                                            (Unaudited)

Net sales ......................................   $ 22,988,838    $ 20,824,297
Cost of goods sold (excluding depreciation and
amortization shown below) ......................     14,403,381      13,024,195
Selling, general and administrative expenses ...      3,922,303       3,826,369
Research and development expenses ..............        704,030         608,116
Depreciation and amortization expenses .........      1,174,432       1,338,681
                                                   ------------    ------------
Total operating expenses .......................     20,204,146      18,797,361
                                                   ------------    ------------

Operating income ...............................      2,784,692       2,026,936

Other (income) expense:
    Interest expense ...........................        278,983         299,136
    Interest income ............................         (5,266)           (545)
    (Gain) loss on interest rate swap ..........        (65,321)         66,462
    Other income (rental income) ...............        (33,306)        (28,012)
    Foreign currency exchange loss .............        277,456          24,702
                                                   ------------    ------------
Total other expense, net .......................        452,546         361,743
                                                   ------------    ------------
Income before income taxes .....................      2,332,146       1,665,193
Provision for income taxes .....................        831,986         511,190
                                                   ------------    ------------
Net income .....................................   $  1,500,160    $  1,154,003
                                                   ============    ============

Basic earnings per share .......................   $       0.33    $       0.26

Diluted earnings per share .....................   $       0.33    $       0.26




               The accompanying notes are an integral part of the
                       consolidated financial statements.

                             CFC INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2004 AND 2003

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                         2005            2004
                                                         ----            ----
                                                               (Unaudited)

Cash flows from operating activities:
  Net income ......................................   $ 1,500,160    $ 1,154,003
    Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation and amortization .............    1,220,835      1,373,808
        Interest rate swap valuation ..............      (65,321)        66,462
        Loss on disposition of assets .............       32,704           --
        Tax benefit of stock options ..............      213,895           --
        Deferred income taxes .....................     (343,863)      (216,068)
        Changes in assets and liabilities:
          Accounts receivable, net ................     (869,088)    (3,101,554)
          Inventories, net ........................     (456,332)       (38,967)
          Prepaid and other current assets ........       17,790         91,844
          Other assets ............................       (3,011)         5,994
          Accounts payable ........................   (1,911,491)       (38,714)
          Accrued compensation and benefits .......      241,815        303,355
          Accrued bonus ...........................   (1,875,156)       363,019
          Income taxes payable ....................      411,763        963,240
          Accrued expenses and other
            current liabilities ...................    1,375,190       (830,668)
                                                     -----------    -----------
Net (used in) cash provided by operating activities  $  (556,511)   $    95,754
                                                     -----------    -----------

Cash flows from investing activities:
  Purchase of property, plant and equipment .......     (825,978)    (1,879,205)
                                                     -----------    -----------
Cash used in investing activities .................     (825,978)    (1,879,205)
                                                     -----------    -----------
Cash flows from financing activities:
  Proceeds from revolving loan ....................      766,345      2,400,000
  Repayments of revolving loan ....................     (500,000)    (1,043,940)
  Proceeds from term loan .........................         --        3,255,024
  Repayments of term loans ........................     (445,430)    (3,480,404)
  Proceeds from exercise of stock options .........      332,054           --
  Repurchase of treasury shares ...................     (159,348)          --
                                                     -----------    -----------
Net (used in) cash provided by financing activities       (6,379)     1,130,680
                                                     -----------    -----------
Effect of exchange rate changes on cash
  and cash equivalents ............................      (81,699)       290,721
                                                     -----------    -----------
Decrease in cash and cash equivalents .............   (1,470,568)      (362,050)

Cash and cash equivalents:
Beginning of period ...............................    4,554,699      5,672,647
                                                     -----------    -----------
End of Period .....................................  $ 3,084,131    $ 5,310,597
                                                     ===========    ===========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                             CFC INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004
                                   (Unaudited)

Note 1.  Basis of Presentation

In the opinion of management, the accompanying interim unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2005 and December 31, 2004 (audited), the results of operations for the three months ended March 31, 2005 and 2004, and statements of cash flows for the three months ended March 31, 2005 and 2004.

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

                                             Three Months Ended
                        --------------------------------------------------------
                              March 31, 2005                 March 31, 2004
                        --------------------------   ---------------------------
                                              Per                           Per
                        Income     Shares    Share    Income     Shares    Share
                        ------     ------    -----    ------     ------    -----
Basic earnings per
 share:
Income available to
 Common Stockholders..$1,500,160  4,488,861  $0.33  $1,154,003  4,393,249  $0.26
Effect of Dilutive
 Securities:
 Options exercisable..              123,000                        29,269
 Convertible debt.....       108        794      -      10,425     71,427      -
                      ----------  ---------  -----  ----------  ---------  -----

Diluted earnings
 per share............$1,500,268  4,612,655  $0.33  $1,164,428  4,493,945  $0.26
                      ==========  =========  =====  ==========  =========  =====

Note 3.  Business Segments and International Operations

The Company operates a single business segment, which is the formulating and manufacturing of chemically complex, multi-layered functional coatings. The Company produces five primary types of coating products. Net sales for each of these products (in thousands) for the three months ended March 31, 2005 and 2004 were as follows:

                                  Three Months Ended March 31,
                                   2005                2004
                            -----------------   -----------------

                              Net                Net
Net Sales (In Thousands)     Sales        %     Sales          %
                            -------     -----   -------     -----
Holographic Products ....   $ 4,430      19.3   $ 4,137      19.9
Printed Products ........     8,727      37.9     7,785      37.4
Pharmaceutical Products .     3,920      17.1     3,157      15.1
Security Products .......     2,677      11.6     2,204      10.6
Simulated Metal and Other
  Pigmented Products ....     3,235      14.1     3,541      17.0
                            -------     -----   -------     -----
Total ...................   $22,989     100.0   $20,824     100.0
                            =======     =====   =======     =====

The following is sales information by geographic area for the three months ended March 31, 2005 and 2004, and long lived asset information as of March 31, 2005 and December 31, 2004:

                                                Three months ended
                                                    March 31,
                                          -------------------------------
Net Sales (In Thousands)                      2005             2004
                                              ----             ----
United States........................        $12,360          $10,855
Europe...............................          7,187            6,851
Other Foreign........................          3,442            3,118
                                          --------------   --------------
Total................................        $22,989          $20,824
                                          ==============   ==============

Long-Lived Assets
(In Thousands)                              March 31, 2005   December 31, 2004
                                            --------------   -----------------
United States..................              $18,945          $19,117
Europe.........................               12,514           13,215
                                          ----------------   ---------------
Total..........................              $31,457           $32,332
                                          ================   ===============

Europe and other foreign revenue are based on the country in which the customer is domiciled.

Note 4.  Comprehensive Income

The Company's total comprehensive (loss) income was as follows:

                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                    2005            2004
                                                    ----            ----

Net income...................................... $1,500,160    $ 1,154,003
Foreign currency translation adjustment.........   (283,677)       (63,079)
                                                 -----------   ------------
Total comprehensive income.....................  $1,261,483    $ 1,090,924
                                                 ===========   ============

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

Note 7.  Supplemental Pro Forma Information

The Company currently accounts for stock based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Had the Company accounted for stock based compensation in accordance with Statement of Financial Accounting Standards No. 123 (SFAS No. 123) "Accounting for Stock-Based Compensation," the Company would have reported the following pro forma amounts for the three months ended March 31, 2005 and 2004:

                                                          Three Months Ended
                                                    ----------------------------
                                                     03/31/05          03/31/04
                                                    ----------      ------------

Net income as reported ......................       $1,500,160       $1,154,003
Pro forma adjustment - additional
  compensation expense had SFAS No. 123
  been adopted, net of tax ..................          (60,411)         (16,296)
                                                    -----------      -----------
Pro forma net income.........................       $1,439,749       $1,137,707
                                                    ===========      ===========

Basic earnings per share as reported ........            $0.33            $0.26
Pro forma effect of compensation expense.....            (0.01)            0.00
                                                    -----------      -----------
Pro forma basic earnings per share...........            $0.32            $0.26
                                                    ===========      ===========

Diluted earnings per share as reported ......            $0.33            $0.26
Pro forma effect of compensation expense.....            (0.01)           (0.01)
                                                    -----------      -----------
Pro forma diluted earnings per share.........            $0.32            $0.25
                                                    ============     ===========

Note 8.  Net Operating Loss Tax Asset

Our German business has generated cumulative tax net operating loss carry forwards (NOLs) totaling 7.0 million Euros at March 31, 2005. These NOLs are being carried forward to offset future taxable income in Germany. The Company has recorded cumulative deferred tax assets of $3.5 million as of March 31, 2005 relating to the benefit of these NOLs. At present time the unused NOLs have no expiration date. Although realization of the deferred tax asset is not assured, the Company has concluded that it is more likely than not that the tax asset will be realized, and accordingly no valuation allowance has been provided. This is principally based upon a prudent and feasible business strategy which shifts production to the Company's plant in Germany. If the Company concludes that as a result of actions planned or taken, that the operating results in Germany can not maintain profitability, or if there are changes to the German tax law, the Company may need to adjust the value of the Company's deferred tax assets resulting in a reduction to income in the period in which such determination is made.


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

Results of Operations

The following table sets forth, certain items from the Company's consolidated financial statements as a percentage of net sales for the periods presented:

                               Three Months Ended
                                    March 31,




                                                      --------------------------
                                                          2005          2004
                                                          ----          ----
                                   (Unaudited)

Net sales ................................................    100.0%    100.0%
                                                              ------    ------
Cost of goods sold (excluding depreciation and
   amortization shown below) .............................     62.7      62.6
Selling, general and administrative ......................     17.1      18.4
Research and development .................................      3.1       2.9
Depreciation and amortization ............................      5.0       6.4
                                                              ------    ------
Total operating expenses .................................     87.9      90.3
                                                              ------    ------
Operating income .........................................     12.1       9.7
Interest expense and other ...............................      0.8       1.6
Foreign currency exchange loss ...........................      1.2       0.1
                                                              ------    ------
Income before taxes ......................................     10.1       8.0
Provision for income taxes ...............................      3.6       2.5
                                                              ------    ------
Net income ...............................................      6.5%      5.5%
                                                              ======    ======

Quarter Ended March 31, 2005 Compared to Quarter Ended March 31, 2004

Net sales for the quarter ended March 31, 2005 increased 10.4% to $23.0 million, from $20.8 million for the quarter ended March 31, 2004. The Euro strengthened 6.1% compared to the U.S. dollar and as a result sales increased approximately $0.3 million in the first quarter of 2005. Holographic product sales increased 7.1% to $4.4 million for the quarter ended March 31, 2005, compared to $4.1 million for the quarter ended March 31, 2004. This increase is primarily due to strong European demand in packaging. Printed product sales increased 12.1% to $8.7 million, from $7.8 million primarily due to an increase in the Company's domestic market share as a result of a major competitor withdrawing from the market. Pharmaceutical product sales increased 24.2% to $3.9 million for the quarter ended March 31, 2005, from $3.2 million for the quarter ended March 31, 2004. Pharmaceutical product sales increased globally as the Company's customers expanded their penetration. Security product (mag stripe, signature panels, and tipping products for credit cards, intaglio-printed products and gift cards) sales increased 21.4% to $2.7 million, from $2.2 million. This increase is primarily due to holographic magnetic stripe products in the amount of $263,000. Sales of specialty pigmented and other simulated metal products decreased 8.6% to $3.2 million, from $3.5 million, primarily due to the Company exiting low margin business offset by the increase in the strength of the Euro.

Cost of goods sold for the quarter ended March 31, 2005 increased 10.6% to $14.4 million, from $13.0 million for the quarter ended March 31, 2004. This increase was primarily due to the increase in sales. The cost of goods sold as a percentage of net sales for the quarter ended March 31, 2005 increased to 62.7% from 62.5% for the quarter ended March 31, 2004 primarily due to higher labor costs of $469,000, offset by improved productivity and better utilization of the Company's fixed manufacturing costs.

Selling, general, and administrative expenses for the quarter ended March 31, 2005 increased 2.5% to $3.9 million, from $3.8 million for the quarter ended March 31, 2004. This increase is due primarily to the strength of the Euro against the U.S. dollar of $69,000. As a percent of net sales these costs were 17.1% for the quarter ended March 31, 2005, and 18.4% for the quarter ended March 31, 2004. The decrease in percentage is primarily due to the higher sales volume.

Research and development expenses for the quarter ended March 31, 2005 increased 15.8% to $704,000, from $608,000 for the quarter ended March 31, 2004. This increase is primarily due to an increase of incentive payment accruals. Research and development expenses for the quarter ended March 31, 2005 increased as a percentage of net sales, to 3.1% from 2.9% for the quarter ended March 31, 2004. This increase in percentage was primarily due to higher costs offset by higher sales volume.

Depreciation and amortization expenses for the quarter ended March 31, 2005 decreased 12.3% to $1,174,000, from $1,339,000 for the quarter ended March 31, 2004. This decrease was primarily due to assets being fully depreciated. Depreciation and amortization expense as a percentage of net sales for the quarter ended March 31, 2005, decreased to 5.0% from 6.4% for the quarter ended March 31, 2004 primarily due to the higher sales volume.

Operating income for the quarter ended March 31, 2005 increased 37.4% to $2.8 million, from $2.0 million for the quarter ended March 31, 2004. The increase in operating income is due primarily due to the reasons noted above. Operating income for the quarter ended March 31, 2005 increased as a percentage of net sales to 12.1% from 9.7% for the quarter ended March 31, 2004. This increase is due primarily to the reasons noted above.

Interest expense for the quarter ended March 31, 2005 decreased 9.8% to $279,000 from $299,000, for the quarter ended March 31, 2004. This decrease was due primarily to the Company's repayment of revolving loans.

Other income for the quarter ended March 31, 2005 increased to $33,300 from $28,000 for the quarter ended March 31, 2004. This increase is due primarily to rental income from the acquired Chicago Heights property in February 2004.

The loss on foreign currency exchange for the quarter ended March 31, 2005 increased 1,023.2% to a loss of $277,000 from a loss of $25,000 for the quarter ended March 31, 2004. This was a result of the weakening of the Euro against the U.S. dollar.

The effective income tax rate increased to 35.7%, representative of a more normal effective tax rate for the quarter ended March 31, 2005 from 30.5% for the quarter ended March 31, 2004.

Net income for the quarter ended March 31, 2005 increased 30.0% to $1.5 million, from $1.2 million for the quarter ended March 31, 2004. This increase in net income was due primarily to the factors affecting sales, income and expenses, as discussed above.

Liquidity and Capital Resources

The Company's cash flow from operations decreased by $0.7 million from a use of cash of $557,000 in 2005 compared to cash being provided by operations of $96,000 in 2004 primarily due to the payment of accrued bonuses offset by an increase in net income of $346,000. Working capital increased by $2.1 million during the first three months of 2005 as compared to $0.5 million during the first three months of 2004. The primary reasons for this increase are an increase of $0.6 million in customer receivables, an increase in inventories of
0.1 million, an increase in deferred income tax assets of $0.1 million, a decrease in current portion of debt of $0.2 million due to the repayment and permanent funding of the new Chicago Heights facility, offset by a decrease in accounts payable accrued compensation and benefits and other accrued expenses of $2.4 million and a decrease of $1.5 million in cash.

Our German business has generated cumulative tax net operating loss carry forwards (NOLs) totaling 7.0 million Euros at March 31, 2005. These NOLs are being carried forward to offset future taxable income in Germany. The Company has recorded cumulative deferred tax assets of $3.5 million as of March 31, 2005 relating to the benefit of these NOLs. At present time the unused NOLs have no expiration date. Although realization of the deferred tax asset is not assured, the Company has concluded that it is more likely than not that the tax asset will be realized, and accordingly no valuation allowance has been provided. This is principally based upon a prudent and feasible business strategy which shifts production to the Company's plant in Germany. During the first quarter of operations for 2005, the German operations generated a taxable profit excluding currency losses. If the Company concludes that as a result of actions planned or taken, that the operating results in Germany can not maintain profitability, or if there are changes to the German tax law, the Company may need to adjust the value of the Company's deferred tax assets resulting in a reduction to income in the period in which such determination is made.

At March 31, 2005, the Company had available $11.9 million under the revolving credit agreement maintained with the Company's primary bank. This agreement, which matures April 1, 2006, is collateralized by the Company's trade accounts receivables and inventories. The Company expects to renew its loan revolving credit agreements in the normal course prior to the maturity date. The Company believes that the net cash provided by operating activities and amounts available under the revolving credit agreement are sufficient to finance the Company's growth and future capital requirements. The Company had no material commitments to purchase capital assets as of March 31, 2005.

Euro Conversion

Member countries of the European Union have established fixed conversion rates between their existing currencies ("legacy currencies") and one common currency, the Euro. Since January 1, 2002, the new Euro-denominated notes and coins are in circulation and legacy currencies have been withdrawn from circulation. The Company has a manufacturing facility located in a member country (Germany), and the conversion to the Euro has eliminated currency exchange rate risk for transactions among the member countries, which for the Company primarily consists of payments to suppliers. In addition, because the Company uses foreign-denominated debt to meet its financial requirements and to reduce its foreign currency risks, certain of these financial instruments are denominated in Euro to finance European activities. The Company addressed all issues involved with converting to the new currency, and the conversion did not have a significant impact on its financial position, results of operations or cash flows. At March 31, 2005, the Company had total assets of $28.7 million and net assets of $8.7 million invested in Europe.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The following  methods and  assumptions  were used to estimate the fair value of each class of financial instruments held by the Company for which it is practicable to estimate that value. The carrying amount of cash equivalents approximates their fair value because of the short maturity of those instruments. The estimated fair value of accounts receivable approximated its carrying value at March 31, 2005 and December 31, 2004 based upon analysis of their collectability and net realizable value. The estimated fair value of the Company's long-term debt approximated its carrying value at March 31, 2005 and December 31, 2004, based upon market prices for the same or similar type of financial instrument. The Company minimizes its exposure to the impact of fluctuation in foreign exchange rates in situations for certain sales for products sold in Europe but manufactured in the U.S. through the movement of production of those products to Europe. There are no other activities of the Company where management believes exchange rates have a material impact with respect to the underlying transactions. In January 2003, the Company renewed its main loan agreements. The two main domestic loans, Term Loan A and Term Loan B were renewed at a floating prime rate of interest with a one-time option to lock the interest rate at LIBOR plus 1.5%. The Company executed two interest rate swap agreements to fix the interest rate on Term Loan A at 4.82% on the principal balance of $2,303,840, and Term Loan B at 4.43% on the principal balance of $4,606,324 on April 4, 2003. The swap agreements terminate on January 31, 2008. These derivatives do not qualify for hedge accounting and accordingly, the Company will record these derivative instruments and the associated assets or liabilities at their fair values with the related gains or losses recorded as other income or expense in the consolidated statements of income. The Company does not use derivative financial instruments to address currency or commodity pricing risks.


Item 4.  CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to provide reasonable assurances that information required to be disclosed in reports filed with the SEC pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to the Company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosures. Under the supervision and with the participation of the Company's management, including the CEO and CFO, the Company conducted an evaluation of the overall effectiveness of the Company's disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report.

The evaluation of the Company's disclosure controls and procedures by the CEO and the CFO included a review of the controls' objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Quarterly Report. The Company's management, including the CEO and CFO, does not expect that disclosure controls and procedures can or will prevent or detect all errors and all fraud, if any, because there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. As a result, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Also, projections of any evaluation of the disclosure controls and procedures to future periods are subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A significant deficiency is defined as a control deficiency, or combination of deficiencies, that adversely affects the Company's ability to initiate, authorize, record, process or report external financial data reliably in accordance with generally accepted accounting principles, such that there is more than a remote likelihood that a misstatement of the Company's financial statements that is more than inconsequential will not be prevented or detected. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.


Item 5.  OTHER INFORMATION, COMMON STOCK REPURCHASES

The following chart summarizes Common Stock repurchases for the three months ended March 31, 2005:

                                                              (c)        (d)
                                                             Total     Maxiumum
                                                             number    number
                                           (a)               shares of of shares
                                          Total              purchased that may
                                          number      (b)    as        yet be
                                          of       Average   part of   purchased
                                          shares   price     publicly  under
For the three months ended                repur-   paid per  announced plans or
  March 31, 2005                          chased   share     plan      programs

January 1, 2005 to January 31, 2005 .....  6,500   $17.00       -        -
February 1, 2005 to February 28, 2005 ...  2,375   $15.42       -        -
March 1, 2005 to March 31, 2005.......... 34,471   $21.31       -        -
                                          ------   ------   ---------- ---------
Total.................................... 43,346   $17.91       -        -
                                          ======   ======   ========== =========



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

31.1 Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


b.      Reports on Form 8-K.


In addition to those reports previously disclosed by the Company, during the fiscal first quarter of 2005 and through the date of this filing, the Company filed a Report on Form 8-K dated May 2, 2005, reporting on Item 1.01 (Entry into a Material Definitive Agreement), Item 2.02 (Results of Operations and Financial Condition), Item 8.01 (Other Events) and Item 9.01(Financial Statements and Exhibits). In accordance with General Instruction B of Form 8-K, the Report submitted to the Securities and Exchange Commission under Item 2.02 of Form 8-K is not deemed to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act"), and is not subject to the liabilities of that section. We are not incorporating, and will not incorporate by reference, such Report into any filing under the Securities Act of 1933 or the Exchange Act.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 9, 2005.


                                CFC INTERNATIONAL, INC.


                                ------------------------------------------
                                Dennis W. Lakomy
                                Executive Vice President,
                                Chief Financial Officer,
                                Secretary, and Treasurer
                                (Principal Financial Officer)