Form 10-Q/A
period 2005-03-31
CFC INTERNATIONAL INC
filed 2005-05-10
CIK 949859

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

This Form 10-Q/A is being filed to amend the May 9, 2005 Form 10-Q filing to correct references in the headings on pages 6 and 7 that were incorrectly labeled as March 31, 2004 and 2003, to correctly state March 31, 2005 and 2004.

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

                             CFC INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2005 AND 2004


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

                             CFC INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2005 AND 2004

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