Form 10-Q/A
period 2005-03-31
CFC INTERNATIONAL INC
filed 2005-07-12
CIK 949859

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-Q/A
                                (Amendment No. 2)

(Mark One)
    X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 2005

  ----- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition from        to
                                        ------    -----

                           Commission File No. 0-27222

                             CFC INTERNATIONAL, INC.

             (Exact name of Registrant as specified in its charter)

                  DELAWARE                                    36-3434526
         (State or other jurisdiction of                    (I.R.S.Employer
          incorporation or organization)                    Identification No.)

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

                             CFC INTERNATIONAL, INC.

                              INDEX TO FORM 10-Q/A


                                                                    Pages
                                                                    -----

Part I - Financial Information:

   Item 1. Financial Statements

      Consolidated Balance Sheets - March 31, 2005 and
        December 31, 2004.........................................      5

      Consolidated Statements of Operations for the three months
        ended March 31, 2005 and March 31, 2004...................      6

      Consolidated Statements of Cash Flows for the three months
        ended March 31, 2005 and March 31, 2004...................      7

      Notes to Consolidated Financial Statements..................   8-11


   Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations..........................  11-14

   Item 3. Quantitative and Qualitative Disclosures about
     Market Risks.................................................     15

   Item 4.  Controls and Procedures...............................     15

   Item 5.  Other Information, Common Stock Repurchases...........     16


Part II - Other Information

   Item 6.  Exhibits and Report on Form 8-K.......................     16

   Signatures.....................................................     17

   Certifications.................................................  18-23

This Form 10-Q/A is being filed to amend the May 9, 2005 Form 10-Q/A filing to update Note 7. Supplemental Pro Forma Information and Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Note 2.  Earnings Per Share

The table below provides the reconciliation of the numerator and denominator in computing earnings per share.

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
                                                              ======    ======

Quarter Ended March 31, 2005 Compared to Quarter Ended March 31, 2004
---------------------------------------------------------------------

Net sales for the quarter ended March 31, 2005 increased 10.4% to $23.0 million, from $20.8 million for the quarter ended March 31, 2004. The Euro strengthened 6.1% compared to the U.S. dollar and as a result sales increased approximately $0.3 million in the first quarter of 2005. Holographic product sales increased 7.1% to $4.4 million for the quarter ended March 31, 2005, compared to $4.1 million for the quarter ended March 31, 2004. This increase is primarily due to strong European demand in holographic packaging of $488,000, offset by a slight decrease in the U.S. of $200,000. Printed product sales increased 12.1% to $8.7 million, from $7.8 million in the prior year, primarily due to an increase in the Company's domestic market share as a result of a major competitor withdrawing from the market. Pharmaceutical product sales increased 24.2% to $3.9 million for the quarter ended March 31, 2005, from $3.2 million for the quarter ended March 31, 2004. Pharmaceutical product sales increased globally as the Company's customers expanded their penetration. Security product (mag stripe, signature panels, and tipping products for credit cards, intaglio-printed products and gift cards) sales increased 21.4% to $2.7 million, from $2.2 million. This increase is primarily due to holographic magnetic stripe products in the amount of $263,000. Sales of specialty pigmented and other simulated metal products decreased 8.6% to $3.2 million, from $3.5 million, primarily due to the Company exiting low margin business of approximately
$450,000, offset by the increase in the strength of the Euro amounting to $153,000.

Cost of goods sold for the quarter ended March 31, 2005 increased 10.6% to $14.4 million, from $13.0 million for the quarter ended March 31, 2004. This dollar increase was primarily due to the increase in sales. The cost of goods sold as a percentage of net sales for the quarter ended March 31, 2005 increased to 62.7% from 62.5% for the quarter ended March 31, 2004 primarily due to higher labor costs of $469,000.

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

Research and development expenses for the quarter ended March 31, 2005 increased 15.8% to $704,000, from $608,000 for the quarter ended March 31, 2004. This increase is primarily due to an increase of incentive compensation expense of $72,000. Research and development expenses for the quarter ended March 31, 2005 increased as a percentage of net sales, to 3.1% from 2.9% for the quarter ended March 31, 2004. This increase in percentage was primarily due to higher costs offset by higher sales volume.

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


Item 4.  CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to provide reasonable assurances that information required to be disclosed in reports filed with the SEC pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to the Company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosures. Under the supervision and with the participation of the Company's management, including the CEO and CFO, the Company conducted an evaluation of the overall effectiveness of the Company's disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on their evaluation, our principal executive officer and principal financial officer have concluded that the Company's controls and procedures were effective as of March 31, 2005. There were no significant changes in our internal controls or in other factors that could significantly affect these controls in the first quarter of 2005.

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

b.       Report on Form 8-K

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

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 12, 2005.



                                CFC INTERNATIONAL, INC.


                                -----------------------------------------------
                                Dennis W. Lakomy
                                Executive Vice President,
                                Chief Financial Officer,
                                Secretary, and Treasurer
                                (Principal Financial Officer)