Form 10-Q
period 2005-06-30
CFC INTERNATIONAL INC
filed 2005-08-15
CIK 949859

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended June 30, 2005

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
 ----
                For the transition from                to
                                        --------------    ----------------

                           Commission File No. 0-27222

                             CFC INTERNATIONAL, INC.

                (Exact name of Registrant as specified in its charter)

                DELAWARE                               36-3434526
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

            YES  (   )                                  NO  ( X  )

As of August 15, 2005, the Registrant had issued and outstanding 3,998,801 shares of Common Stock, par value $.01 per share, and 512,989 shares of Class B Common Stock, par value $.01 per share.

                             CFC INTERNATIONAL, INC.

                               INDEX TO FORM 10-Q



                                                                     Pages
                                                                     -----

Part I - Financial Information:

  Item 1. Financial Statements

    Consolidated Balance Sheets - June 30, 2005 and
      December 31, 2004............................................      5

    Consolidated Statements of Operations for the
      three months and for the six months ended June 30, 2005
      and June 30, 2004............................................      6

    Consolidated Statements of Cash Flows for the six months ended
      June 30, 2005 and June 30, 2004..............................      7

    Notes to Consolidated Financial Statements.....................   8-12


  Item 2. Management's Discussion and Analysis of
    Financial Condition and Results of Operations..................  13-18

  Item 3. Quantitative and Qualitative Disclosures about
    Market Risks...................................................     19

  Item 4.  Controls and Procedures.................................  19-20

  Item 5.  Other Information, Common Stock Repurchases.............     20


Part II - Other Information

  Item 6.  Exhibits and Report on Form 8-K.........................     20

  Signatures.......................................................     21

  Certifications...................................................  22-27

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

The risks included here are not exhaustive. We operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the impacts of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. We have no obligation to revise or update these forward-looking statements to reflect events or circumstances that arise after August 15, 2005 or to reflect the occurrence of anticipated events.

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

                         Part I - Financial Information
                          Item 1. Financial Statements
                             CFC INTERNATIONAL, INC.
                         CONSOLIDATED BALANCE SHEETS AT
                       JUNE 30, 2005 AND DECEMBER 31, 2004


                                                        June 30,    December 31,
                                                          2005          2004
                                                          ----          ----
                                                              (Unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents ......................     $ 4,205,555    $ 4,554,699
Restricted cash ................................         306,579        306,271
Accounts receivable, less allowance
  for doubtful accounts and customer
  credits of $1,313,000 (2005) and
  $1,320,000 (2004) ............................      12,400,167     12,547,380
Inventories:
  Raw materials ................................       3,859,853      4,958,900
  Work in process ..............................       2,063,728      3,160,195
  Finished goods ...............................      11,281,068      9,590,043
                                                     -----------    -----------
                                                      17,204,649     17,709,138

Prepaid expenses and other current assets ......         146,796        387,231

Deferred income tax assets
                                                       1,160,072      1,002,559
                                                     -----------    -----------
  Total current assets .........................      35,423,818     36,507,278
                                                     -----------    -----------
Property, plant and equipment, net .............      26,511,532     28,602,311
Deferred income tax assets .....................       3,517,612      3,528,686
Goodwill .......................................       1,029,462      1,029,462
Intangible assets, net .........................       2,274,730      2,393,466
Other assets ...................................         251,852        266,806
Fair value of interest rate swap ...............          71,139         39,553
                                                     -----------    -----------
  Total assets .................................     $69,080,145    $72,367,562
                                                     ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt...............     $ 5,000,387    $ 5,625,085
Accounts payable................................       4,802,963      6,802,792
Accrued compensation and benefits...............       1,657,670      1,427,215
Accrued bonuses.................................         595,000      2,056,778
Income taxes payable - current and deferred.....       1,476,221      1,554,641
Accrued expenses and other current liabilities..       3,822,113      3,473,356
                                                     -----------    -----------
  Total current liabilities.....................      17,354,354     20,939,867
                                                     -----------    -----------
Deferred income tax liabilities.................       3,221,756      3,229,584
Long-term debt, net of current portion..........      14,093,068     15,698,791
                                                     -----------    -----------
  Total liabilities.............................      34,669,178     39,868,242
                                                     -----------    -----------

COMMITMENTS AND CONTINGENCIES...................

STOCKHOLDERS' EQUITY:
Voting Preferred Stock, par value $.01 per
  share, 750 shares authorized, no shares
  issued and outstanding........................               -              -
Common stock, $.01 par value, 10,000,000
  shares authorized; shares issued of
  4,581,526 (2005) and 4,513,111 (2004).........          45,816         45,132
Class B common stock, $.01 par value,
  750,000 shares authorized; 512,989 shares
  issued and outstanding .......................           5,130          5,130
Additional paid-in capital......................      13,718,673     12,822,575
Retained earnings...............................      23,213,659     21,215,235
Accumulated other comprehensive income..........         369,184      1,188,860
                                                     -----------    -----------
                                                      37,352,462     35,276,932
Less - 582,727 (2005) and 574,171 (2004)
  treasury shares of common stock, at cost .....      (2,941,495)    (2,777,612)
                                                     -----------    -----------
                                                      34,410,967     32,499,320
                                                     -----------    -----------
  Total liabilities and stockholders' equity....     $69,080,145    $72,367,562
                                                     ===========    ===========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                             CFC INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS AND SIX MONTHS ENDED
                             JUNE 30, 2005 AND 2004


                                Three Months Ended          Six Months Ended
                                     June 30,                   June 30,
                                2005           2004         2005         2004
                                ----           ----         ----         ----
                                   (Unaudited)                (Unaudited)

Net sales .................. $22,227,720  $19,355,179  $45,216,558  $40,179,476
                             -----------  -----------  -----------  -----------
Cost of goods sold
  (excluding depreciation
  and amortization shown
  below) ...................  14,548,516   13,062,489   28,951,897   26,086,684
Selling, general and
  administrative expenses...   3,840,920    3,629,915    7,763,223    7,456,284
Research and development
  expenses..................     708,768      788,846    1,412,798    1,396,962
Depreciation and
  amortization..............   1,169,513    1,016,467    2,343,945    2,355,148
Transaction expenses .......     434,038           --      434,038           --
                             -----------  -----------   ----------   ----------
Total operating expenses ...  20,701,755   18,497,717   40,905,901   37,295,078
                             -----------  -----------   ----------   ----------

Operating income ...........   1,525,965      857,462    4,310,657    2,884,398

Other (income) expenses:
  Interest expense .........     268,899      288,109      547,882      587,245
  Interest income ..........      (3,929)        (308)      (9,195)        (853)
  Rental (income), net .....     (35,106)     (40,370)     (68,412)     (68,382)
  Interest rate swap valuation
    (benefit) provision ....      33,735     (162,884)     (31,586)     (96,422)
  Foreign currency exchange
    loss (gain) ............     488,088      (51,749)     765,544      (27,047)
                             -----------  -----------   ----------   ----------
Total other expenses, net...     751,687       32,798    1,204,233      394,541
                             -----------  -----------   ----------   ----------
Income before income taxes..     774,278      824,664    3,106,424    2,489,857
Provision for income taxes..     276,014      257,169    1,108,000      768,359
                             -----------  -----------   ----------   ----------
Net income ................. $   498,264  $   567,495   $1,998,424   $1,721,498
                             ===========  ===========   ==========   ==========

Basic earnings per share.... $      0.11  $      0.13   $     0.44   $     0.39
Diluted earnings per share.. $      0.11  $      0.13   $     0.43   $     0.39




               The accompanying notes are an integral part of the
                       consolidated financial statements.

                             CFC INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE SIX MONTHS ENDED
                             JUNE 30, 2005 AND 2004



                                                 Six Months Ended June 30,
                                               ---------------------------
                                                   2005            2004
                                                   ----            ----
                                                       (Unaudited)

Cash flow from operating activities:
  Net income ...............................   $ 1,998,424    $ 1,721,498
    Adjustments to reconcile net
     income to net cash  provided
     by operating activities:
       Depreciation and amortization .......     2,436,750      2,390,275
       Interest swap valuation .............       (31,586)       (96,422)
       Loss on disposition of assets .......        32,704           --
       Tax benefit of stock options ........       220,700           --
       Deferred income taxes ...............        32,554       (203,063)
       Changes in assets and liabilities:
         Accounts receivable ...............      (376,273)    (2,080,827)
         Inventories .......................      (152,760)      (620,480)
         Prepaid and other current assets ..       219,634       (298,020)
         Other assets ......................       (17,019)        12,304
         Accounts payable ..................    (1,863,883)      (664,773)
         Accrued compensation and benefits .       479,931      1,457,098
         Accrued bonus .....................    (1,626,778)       203,242
         Income taxes payable ..............        84,010        755,919
         Accrued expenses and other current
           liabilities .....................       455,645       (647,016)
                                               -----------    -----------
Net cash provided by operating activities ..   $ 1,892,053    $ 1,929,735
                                               -----------    -----------

Cash flows from investing activities:
  Additions to property, plant and equipment    (1,535,193)    (2,197,151)
                                               -----------    -----------
Cash used in investing activities ..........    (1,535,193)    (2,197,151)
                                               -----------    -----------

Cash flows from financing activities:
  Proceeds from term loans .................          --        3,713,317
  Repayment of revolver ....................      (762,349)    (1,043,940)
  Proceeds from revolver ...................       771,714      2,536,537
  Repayments of term loan ..................      (900,395)    (3,765,549)
  Proceeds from exercise of stock options ..       342,616           --
  Repurchase of treasury shares ............      (163,883)          --
                                               -----------    -----------
Net cash (used in) provided by
  financing activities .....................      (712,297)     1,440,365
                                               -----------    -----------

Effect of exchange rate changes on
  cash and cash equivalents ................         6,293        315,871
                                               -----------    -----------
(Decrease) increase in cash
  and cash equivalents .....................      (349,144)     1,488,820

Cash and cash equivalents:
Beginning of period ........................     4,554,699      5,672,647
                                               -----------    -----------
End of period ..............................   $ 4,205,555    $ 7,161,467
                                               ===========    ===========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                             CFC INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004
                                   (Unaudited)

Note 1.  Basis of Presentation

In the opinion of management, the accompanying interim unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2005 and December 31, 2004 (audited), the results of operations for the three months and six months ended June 30, 2005 and 2004, and statements of cash flows for the six months ended June 30, 2005 and 2004.

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

                                          Three Months Ended
                        --------------------------------------------------------
                              June 30, 2005                 June 30, 2004
                        --------------------------    --------------------------
                                              Per                           Per
                        Income     Shares    Share    Income     Shares    Share
                        ------     ------    -----    ------     ------    -----
Basic Earnings
 Per Share:
Income available
 to Common
 Stockholders......... $498,264   4,511,432   $.11   $567,495   4,393,249   $.13
Effect of
 Dilutive
 Securities:
 Options exercisable..              122,924                        49,172
 Convertible debt.....        -           -            10,425      71,427
                        -------   ---------   ----   --------   ---------   ----
Diluted Earnings
 per Share............ $498,264   4,634,356   $.11   $577,920   4,513,848   $.13
                       ========   =========   ====   ========   =========   ====


                                                 Six Months Ended
                        --------------------------------------------------------
                              June 30, 2005                 June 30, 2004
                        --------------------------    --------------------------
                                              Per                           Per
                        Income     Shares    Share    Income     Shares    Share
                        ------     ------    -----    ------     ------    -----


Basic Earnings
 Per Share:
Income available
 to Common
 Stockholders....... $1,998,424   4,511,078   $.44  $1,721,498   4,393,249  $.39
Effect of
 Dilutive
 Securities:
 Options exercisable.              117,322   (.01)                 39,220      -
 Convertible debt....       108        794              20,850     71,427
                        -------   ---------   ----    --------  ---------   ----
Diluted Earnings
 per Share...........$1,998,532   4,629,194   $.43  $1,742,348  4,503,896   $.39
                       ========   =========   ====   ========   =========   ====

Note 3.  Business Segments and International Operations

The Company operates a single business segment, which is the formulating and manufacturing of chemically complex, multi-layered functional coatings. The Company produces five primary types of coating products. Net sales for each of these products (in thousands) for the three months and six months ended June 30, 2005 and 2004 were as follows:

                             Three Months Ended        Six Months Ended
                                   June 30,                 June 30,
                             -----------------------  -------------------------
                             2005   %     2004    %   2005     %   2004    %
                             ----   -     ----    -   ----     -   ----    -
Holographic Products ...... $ 6.5  29.4  $ 4.5  23.1  $10.9  24.3  $ 8.6  21.4
Printed Products ..........   7.3  32.9    6.1  31.5   16.0  35.5   13.9  34.6
Pharmaceutical Products ..... 3.6  16.0    2.6  13.5    7.5  16.5    5.8  14.3
Security Products ........... 2.0   9.0    3.3  17.0    4.7  10.3    5.5  13.7
Specialty Pigmented and Other
   Simulated Metal Products.. 2.8  12.7    2.9  14.9    6.1  13.4    6.4  16.0
                            ----- -----  ----- -----  ----- -----  ----- -----
Total ......................$22.2 100.0  $19.4 100.0  $45.2 100.0  $40.2 100.0
                            ===== =====  ===== =====  ===== =====  ===== =====

The following is sales information by geographic area for the three months and six months ended June 30, 2005 and 2004, and long lived asset information as of June 30, 2005 and December 31, 2004:

                               Three months ended            Six months ended
                                   June 30,                      June 30,
                               --------------------       ----------------------
Net Sales (In Thousands)         2005          2004         2005          2004
                                 ----          ----         ----          ----
United States ..........       $12,137       $ 9,991       $24,497       $20,846
Europe .................         6,993         6,194        14,180        13,045
Other Foreign ..........         3,098         3,170         6,540         6,288
                               -------       -------       -------       -------
Total ..................       $22,228       $19,355       $45,217       $40,179
                               =======       =======       =======       =======


Long-Lived Assets
(In Thousands)                                June 30, 2005    December 31, 2004
                                              -------------    -----------------
United States ..........................         $18,316             $19,117
Europe .................................          11,755              13,215
                                                 -------             -------
Total ..................................         $30,071             $32,332
                                                 =======             =======

Europe and other foreign revenue are based on the country in which the customer is domiciled.

Note 4.  Comprehensive Income

The Company's total comprehensive (loss) income was as follows:

                             Three Months Ended      Six Months Ended
                                   June 30,             June 30,
                            --------------------  ------------------------
                              2005       2004        2005         2004
                              ----       ----        ----         ----
Net income................. $498,264   $567,495   $1,998,424   $1,721,498
(Less) foreign currency
 translation adjustment.... (535,999)   (81,002)    (819,676)    (144,081)
                           ---------  ---------   ----------- -----------
Total comprehensive
 income (loss).............$(.37,735)  $486,493   $1,178,748   $1,577,417
                           ==========  ========   ==========   ==========

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

Note 7.  Supplemental Pro Forma Information

The Company currently accounts for stock based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Had the Company accounted for stock based compensation in accordance with Statement of Financial Accounting Standards No. 123 (SFAS No. 123) "Accounting for Stock-Based Compensation," the Company would have reported the following pro forma amounts for the three and six months ended June 30, 2005 and 2004:



                                   Three Months Ended       Six Months Ended
                                   -------------------  ------------------------
                                   June 30,   June 30,    June 30,      June 30,
                                    2005       2004        2005          2004
                                    ----       ----        ----          ----

Net income as reported........... $498,264   $567,495   $1,998,424   $1,721,498
Stock based compensation expense
 included in reported net income,
 net of related tax..............        -          -            -            -
Pro forma adjustment - additional
 compensation expense had
 SFAS No. 123 been adopted,
 net of tax......................  (14,833)   (16,296)     (29,936)     (32,591)
                                  ---------  ---------  -----------  -----------
Pro forma net income............. $483,431   $551,199   $1,968,488   $1,688,907
                                  =========  =========  ===========  ===========

Basic earnings per share as
  reported .....................     $0.11     $0.13         $0.44        $0.39
Pro forma effect of
  compensation expense..........      0.00     (0.01)        (0.01)       (0.01)
                                     ------    ------        ------       ------
Pro forma basic earnings per
  share.........................     $0.11     $0.12         $0.43        $0.38
Diluted earnings per share
  as reported ..................     $0.11     $0.13         $0.43        $0.39
Pro forma effect of
  compensation expense..........      0.00     (0.01)        (0.01)       (0.01)
                                     ------    ------        ------       ------
Pro forma diluted earnings
  per share.....................     $0.11     $0.12         $0.42        $0.38

Note 8.  Net Operating Loss Tax Asset

Our German business has generated cumulative tax net operating loss carry forwards (NOLs) totaling 6.8 million Euros at June 30, 2005. These NOLs are being carried forward to offset future taxable income in Germany. The Company has recorded cumulative deferred tax assets of $3.8 million as of June 30, 2005 relating to the benefit of these NOLs. At present time the unused NOLs have no expiration date. Although realization of the deferred tax asset is not assured, the Company has concluded that it is more likely than not that the tax asset will be realized, and accordingly no valuation allowance has been provided. This is principally based upon a prudent and feasible business strategy which shifts production to the Company's plant in Germany. If the Company concludes that as a result of actions planned or taken, that the operating results in Germany can not maintain profitability, or if there are changes to the German tax law, the Company may need to adjust the value of the Company's deferred tax assets resulting in a reduction to income in the period in which such determination is made.

Note 9.  Material Announcement and Adoption of Retention Plan

The Company issued a press release on May 3, 2005 announcing that the Board of Directors recommended to shareholders a sale of the Company between $19.50-$20.00 per share. The Company announced on August 15, 2005 that the letter of intent with Audax Group of the proposed acquisition of CFC has been terminated. The Company also filed a Form 8-K on May 4, 2005 stating that the Company's Board of Directors approved a retention agreement with Gregory M. Jehlik, its President and Chief Executive Officer that include the following terms:

     Retention Incentive Payment. Under the terms of the retention agreement, Mr. Jehlik is entitled to receive a retention incentive payment of $981,864 in the event of a sale of the Company (as defined in the retention agreement). The retention incentive payment is payable in two equal installments, one-half on the closing of any sale of the Company and one-half on the six month anniversary of the sale of the Company.

     Acceleration of Option Vesting. If a sale of the Company occurs, all stock options granted to Mr. Jehlik will become fully vested and exercisable immediately.

     Tax  Reduction.   The  retention  agreement  provides  that  the  retention
incentive payment to Mr. Jehlik will be reduced to the extent necessary to avoid any excise tax liability he may incur as a result of payments or benefits.

     Termination. The retention agreement continues until terminated as provided in the retention agreement.

     Employment at Will Status Continues. The retention agreement is not intended to effect the employment relationship between Mr. Jehlik and the Company.

     On May 2, 2005, the Board of Directors approved a retention plan for certain of its key employees, that include the terms described below. The Company's directors and named executive officers are not participants in the plan. The plan has three tiers of benefits, with four employees participating at Tier 1, three employees participating at Tier 2, and five employees participating at Tier 3.

     Success Bonus. Under the terms of the retention plan, participants are entitled to receive cash success bonuses in the event of a sale of the Company (as defined in the retention plan). The success bonus consists of a percentage of the participant's annual base salary and annual target bonus. Tier 1 participants will be eligible to receive success bonuses of up to three-fourths (nine months) of annual base salary and annual target bonus, Tier 2 participants will be eligible to receive success bonuses of up to one-third (four months) of annual base salary and annual target bonus, and Tier 3 participants will be eligible to receive success bonuses of up to one-sixth (two months) of annual base salary and annual target bonus. The success bonus is payable in two equal installments, one-half on the closing of any sale of the Company and one-half on the six month anniversary of the sale of the Company, subject to the participant's continued employment with the Company or any successor through that date, or earlier if a participant is terminated by the Company or any successor other than for cause or by the participant with good grounds (as defined in the retention plan). If, prior to the six month anniversary of the sale of the Company, a participant's employment with the Company or any successor is terminated by the Company or any successor for cause or voluntarily by the participant for other than good reason, such participant will not be entitled to the unpaid portion of the success bonus.

     Acceleration of Option Vesting. If a sale of the Company occurs, all stock options granted to participants will become fully vested and exercisable immediately subject to the participant's continued employment with the Company or any successor through the date of sale.

     Severance. Under the terms of the retention plan, participants are entitled to receive cash severance payments in the event of a severance event. A severance event occurs when, within twelve months the sale of the Company, a participant's employment with the Company or any successor is terminated (i) by the Company or any successor for other than cause or (ii) by the participant for good grounds. Tier 1 and Tier 2 participants will be eligible to receive severance payments of up to three-fourths (nine months) of annual base salary and annual target bonus and Tier 2 participants will be eligible to receive success bonuses of up to one-fourth (three months) of annual base salary and annual target bonus. Tier 1 and Tier 2 participants also will be eligible to use a Company-provided vehicle for a period of six months following the severance event. The severance payments are payable in nine equal monthly installments for Tier I and Tier 2 participants and three equal monthly installments for Tier 3 participants, beginning on the last business day of the month following the month in which the severance event occurs. If a participant's employment with the Company or any successor is terminated by the Company or any successor for cause, because of the death of the participant or voluntarily by the participant for other than good grounds, such participant will not be entitled to receive severance payments or the use of the Company-provided vehicle. A participant will forfeit any unpaid portion of the severance payments otherwise payable to the participant and the use of Company-provided vehicle if the participant breaches the confidentiality and non-competition covenants to which the participant is subject under the retention plan.

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

Results of Operations

The following table sets forth, certain items from the Company's consolidated financial statements as a percentage of net sales for the periods presented:

                                                Three Months     Six Months
                                                  Ended             Ended
                                                 June 30,          June 30,
                                               -------------    --------------
                                                2005    2004    2005   2004
                                                ----    ----    ----   ----
                                                (Unaudited)     (Unaudited)

Net sales ..................................   100.0%  100.0%  100.0%  100.0%
                                               ------  ------  ------  ------
Cost of goods sold
 (excluding depreciation and
 amortization shown below) .................    65.4    67.5    64.0    64.9
Selling, general and administrative ........    17.2    18.8    17.2    18.5
Research and development ...................     3.2     4.1     3.1     3.5
Depreciation and amortization ..............     5.3     5.2     5.2     5.9
Transaction expenses .......................     2.0      --     1.0      --
                                               -----    -----   -----   -----
Total operating expenses ...................    93.1    95.6    90.5    92.8
                                               -----    -----   -----   -----
Operating income ...........................     6.9     4.4     9.5     7.2
Interest expense ...........................     1.3     1.5     1.2     1.5
Rental (income), net .......................    (0.2)   (0.2)   (0.2)   (0.2)
Interest rate swap valuation
 (benefit) provision .......................     0.2    (0.8)   (0.1)   (0.2)
Foreign currency exchange
 loss (gain) ...............................     2.2    (0.3)    1.7    (0.1)
                                               -----    -----   -----   -----
Income before taxes ........................     3.5     4.2     6.9     6.2
Provision for income taxes .................     1.3     1.3     2.5     1.9
                                               -----    -----   -----   -----
Net income .................................    2.2%     2.9%    4.4%    4.3%
                                               =====    =====   =====   =====

Quarter Ended June 30, 2005 Compared to Quarter Ended June 30, 2004

Net sales for the quarter ended June 30, 2005, increased 14.8 percent to $22.2 million, up from $19.4 million for the quarter ended June 30, 2004. The Euro appreciated in value 3.6 percent compared to the U.S. dollar, and as a result sales increased approximately $185,000 in the second quarter of 2005, compared to the second quarter of 2004. Holographic products sales increased 46.2 percent to $6.5 million for the quarter ended June 30, 2005, compared to $4.5 million for the quarter ended June 30, 2004. This increase was primarily due to sales of a new holographic product, HoloMag, which favorably affected sales by approximately $1.7 million. Printed products sales in the second quarter of 2005 increased 19.9 percent to $7.3 million, up from $6.1 million for the second quarter of 2004, primarily due to an increase in market share domestically as a result of a major competitor withdrawing from the market. Pharmaceutical product sales for these periods increased 36.4 percent to $3.5 million, from $2.6 million, primarily due to increased penetration on a global basis. Security products (magnetic stripes, signature panels and tipping products for credit cards, intaglio-printed products and gift cards) sales decreased 39.6 percent to $2.0 million, down from $3.3 million. This decrease was primarily a result of an earlier startup of gift cards in 2004, as compared to the same period in 2005. Sales of simulated metal and other pigmented products decreased 1.7 percent to $2.8 million for the quarter ended June 30, 2005, down from $2.9 million for the quarter ended June 30, 2004, primarily due to soft European sales of approximately $138,000, which were partially offset by currency gains in Europe of $79,000.

Cost of goods sold for the quarter ended June 30, 2005, increased 11.4 percent to $14.5 million, up from $13.1 million for the quarter ended June 30, 2004. This increase was primarily due to the impact of higher sales as discussed above of $1.9 million, which was offset by better margins resulting from changes in the sales mix of $0.5 million. Cost of goods sold for the quarter ended June 30, 2005, decreased as a percentage of net sales to 65.4 percent, from 67.5 percent for the quarter ended June 30, 2004, primarily due to higher margins as a result of changes in the sales mix.

Selling, general, and administrative expenses for the quarter ended June 30, 2005, increased 5.8 percent to $3.8 million, up from $3.6 million for the quarter ended June 30, 2004. This increase was primarily due to additional staffing expenses and the strength of the Euro against the U.S. dollar of $35,000. Selling, general, and administrative expenses for the quarter ended June 30, 2005, decreased as a percentage of net sales to 17.3 percent, down from
18.8 percent for the quarter ended June 30, 2004, primarily due to higher sales.

Research and development expenses for the quarter ended June 30, 2005, decreased
10.2 percent to $709,000 from $789,000 for the quarter ended June 30, 2004. Research and development expenses for the quarter ended June 30, 2005, decreased as a percentage of net sales to 3.2 percent, from 4.1 percent for the quarter ended June 30, 2004. This decrease in expense as a percent of net sales was primarily due to higher sales.

Depreciation and amortization expenses for the quarter ended June 30, 2005, increased 15.1 percent to $1.2 million, from $1.0 million for the quarter ended June 30, 2004. This increase was primarily due to capital expenditures. Depreciation and amortization expenses as a percentage of net sales stayed at
5.3 percent for the quarter ended June 30, 2005 and 2004.

Transaction expenses incurred in connection with the possible sale of the Company for the quarter ended June 30, 2005 were $434,000.

Operating income for the quarter ended June 30, 2005, increased 78.0 percent to $1.5 million, up from $857,000 for the quarter ended June 30, 2004. The increase in operating income is primarily a result of the reasons noted above. Operating income for the quarter ended June 30, 2005, increased as a percentage of net sales to 6.9 percent, up from 4.4 percent for the quarter ended June 30, 2004. This increase is a result of the reasons noted above.

Interest expense for the quarter ended June 30, 2005, decreased 6.7 percent to $269,000, from $288,000 for the quarter ended June 30, 2004. This decrease was due to the reduction in indebtedness from scheduled principal payments.

Interest income for the quarter ended June 30, 2005, increased to $4,000 from $308 for the quarter ended June 30, 2004. This increase was primarily related to interest received on overnight investments.

Rental (income), net for the quarter ended June 30, 2005, decreased 13.0 percent to $35,000, from $40,000 for the quarter ended June 30, 2004. This decrease in rental income is primarily due to the tenant in the adjacent Chicago Heights facility gradually reducing occupied space under the lease agreement.

Interest rate swap valuation (benefit) provision for the quarter ended June 30, 2005, decreased to a provision of $34,000, from a benefit of $163,000 in the quarter ended June 30, 2004. This decrease represents the decrease in the positive value of the swap agreement. It is the Company's intention to utilize this swap until its maturity. This will result in the Company reversing this provision as principal payments are made. Interest rate swap valuation provision for the quarter ended June 30, 2005, decreased as a percentage of sales to a provision of 0.2 percent from a benefit of (0.8) percent for the quarter ended June 30, 2004. This decrease is a result of the reasons noted above.

There was a foreign currency exchange loss of $488,000 for the quarter ended June 30, 2005, compared to a gain of ($52,000) for the quarter ended June 30, 2004. This was a result of the weakening of the Euro against the U.S. dollar.

Income taxes for the quarter ended June 30, 2005, increased 7.3 percent to $276,000, up from $257,000 for the quarter ended June 30, 2004. The increase in income taxes were primarily caused by the increase in taxable income due to the reasons described above.

Net income decreased 12.2 percent to $498,000 in the quarter ended June 30, 2005, from $567,000 in the quarter ended June 30, 2004. This decrease in net income is primarily due to the decrease in taxable income noted previously.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2003

Net sales for the six months ended June 30, 2005, increased 12.5 percent to $45.2 million, up from $40.2 million for the six months ended June 30, 2004. The Euro appreciated in value 4.8 percent compared to the U.S. dollar, and as a result sales increased approximately $511,000 in the first half of 2005. Holographic product sales increased 27.4 percent to $10.9 million for the six months ended June 30, 2005, compared to $8.6 million for the six months ended June 30, 2004. This increase was primarily due to sales of a new holographic product, HoloMag, which favorably affected sales by approximately $2.0 million. Printed product sales for these periods increased 15.5 percent to $16.0 million, up from $13.9 million, primarily due to a continued increase in market share domestically as a result of a major competitor withdrawing from the market. Pharmaceutical product sales for these periods increased 29.7 percent to $7.5 million, up from $5.8 million. This increase is primarily the result of continued penetration on a global basis. Security products (magnetic stripe, signature panels and tipping products for credit cards, intaglio-printed products and gift cards) sales decreased 15.1 percent to $4.7 million, down from $5.5 million in the first half of 2004. This decrease was primarily due to earlier start up of the gift card business in 2004, and a spillover of the tail end gift card business in late 2003 to early 2004. Sales of simulated metal and other pigmented products decreased 5.5 percent to $6.1 million for the six months ended June 30, 2005, from $6.4 million for the six months ended June 30, 2004 in the first six months of 2004. This decrease is primarily due to soft European sales of $421,000, offset by the strength of the Euro of $227,000.

Cost of goods sold for the six months ended June 30, 2005, increased 11.0 percent to $29.0 million, up from $26.1 million for the six months ended June 30, 2004. This increase was primarily due to higher sales and the resultant higher costs of sales of $3.3 million offset by better margins resulting from changes in the sales mix of $0.4 million. Cost of goods sold for the six months ended June 30, 2005, decreased as a percent of net sales to 64.0 percent, from
64.9 percent for the six months ended June 30, 2004. This decrease in percentage was primarily due to better margins as a result of changes in the sales mix.

Selling, general, and administrative expenses for the six months ended June 30, 2005, increased 4.1 percent to $7.8 million, up from $7.5 million for the six months ended June 30, 2004. This increase was primarily due to the strength of the Euro against the U.S. dollar, plus additional staffing expenses. Selling, general, and administrative expenses for the six months ended June 30, 2005, decreased as a percent of net sales to 17.2 percent, down from 18.6 percent for the six months ended June 30, 2004. This decrease in percentage was primarily due to higher sales.

Research and development expenses for the six months ended June 30, 2005, increased 1.1 percent to $1.4 million, up from $1.3 million for the six months ended June 30, 2004, primarily due to the impact of an increase in cost of living expenses. Research and development expense for the six months ended June 30, 2005, decreased as a percentage of net sales, to 3.1 percent, down from 3.5 percent for the six months ended June 30, 2004. This decrease in expense as a percentage of net sales was primarily due to higher sales.

Depreciation and amortization expenses for the six months ended June 30, 2005, decreased 0.5 percent to $2.3 million, down from $2.4 million for the six months ended June 30, 2004. Depreciation and amortization expense for the six months ended June 30, 2005, decreased as a percentage of net sales, to 5.2 percent from
5.9 percent for the six months ended June 30, 2004, primarily due to the higher sales volume.

Transaction expenses incurred in connection with the possible sale of the Company for the six months ended June 30, 2005 were $434,000.

Operating income for the six months ended June 30, 2005, increased 49.4 percent to $4.3 million, up from $2.9 million for the six months ended June 30, 2004. The increase in operating income is primarily due to the reasons noted above. Operating income for the six months ended June 30, 2005, increased as a percentage of net sales to 9.5 percent, up from 7.2 percent for the six months ended June 30, 2004. This increase is primarily due to the reasons noted above.

Interest expense for the six months ended June 30, 2005, decreased 6.7 percent to $548,000, down from $587,000 for the six months ended June 30, 2004. This decrease was primarily due to less interest paid due to scheduled principal payments.

Interest income for the six months ended June 30, 2005, increased to $9,200 from $850 for the six months ended June 30, 2004. This increase was primarily related to interest received on overnight investments.

Rental (income), net for the six months ended June 30, 2005 and for the six months ended June 30, 2004, remained the same at $68,000. This represents rent from the tenant in the adjacent Chicago Heights facility gradually reducing occupied space under the lease agreement to vacate the space by September 30, 2005.

Interest rate swap valuation (benefit) provision for the six months ended June 30, 2005, decreased to a (benefit) of $32,000 from a (benefit) of $96,000 for the six months ended June 30, 2004. This decrease represents the decrease in the positive value of the swap agreement. The Company will reverse this reserve as principal payments are made. Interest rate swap valuation provision for the six months ended June 30, 2005, increased as a percentage of sales to a benefit of (0.1) percent, from a benefit of (0.2) percent for the six months ended June 30, 2004. This decrease is due to the reasons noted above.

There was a foreign currency exchange loss of $766,000 for the six months ended June 30, 2005, compared to a gain of ($27,000) for the six months ended June 30, 2003. This was a result of the weakening of the Euro against the U.S. dollar.

Income taxes for the six months ended June 30, 2005, increased 44.2 percent to $1.1 million, up from $0.8 million for the six months ended June 30, 2004. The increase in income taxes were primarily caused by the increase in pretax income.

Net income increased 16.1 percent for the six months ended June 30, 2005, to $2.0 million, up from $1.7 million for the six months ended June 30, 2004. This increase in net income is primarily due to the reasons noted above.

Liquidity and Capital Resources

The Company's cash flow provided from operations decreased by $38,000 to $1,892,000 in 2005 from $1,930,000 in 2004, primarily due to changes in operating assets and liabilities as net income and depreciation and amortization increased $323,000. Working capital increased by $2.5 million during the first six months of 2005 as compared to $2.0 million during the first six months of 2004. The primary reasons for this decrease are a decrease in current portion of debt of $0.6 million due to the repayment and permanent funding of the new Chicago Heights facility, a decrease in accounts payable accrued compensation and benefits and other accrued expenses of $2.9 million, offset by an increase of $0.1 million in customer receivables, a decrease in inventories of $0.5 million, an increase in deferred income tax assets of $11,000, and a decrease of $0.3 million in cash.

Our German business has generated cumulative tax net operating loss carry forwards (NOLs) totaling 6.8 million Euros at June 30, 2005. These NOLs are being carried forward to offset future taxable income in Germany. The Company has recorded cumulative deferred tax assets of $3.8 million as of June 30, 2005 relating to the benefit of these NOLs. At present time the unused NOLs have no expiration date. Although realization of the deferred tax asset is not assured, the Company has concluded that it is more likely than not that the tax asset will be realized, and accordingly no valuation allowance has been provided. This is principally based upon a prudent and feasible business strategy which shifts production to the Company's plant in Germany. During the first six months of operations for 2005, the German operations generated a taxable profit excluding currency losses. If the Company concludes that as a result of actions planned or taken, that the operating results in Germany can not maintain profitability, or if there are changes to the German tax law, the Company may need to adjust the value of the Company's deferred tax assets resulting in a reduction to income in the period in which such determination is made.

At June 30, 2005, the Company had available $12.1 million under the revolving credit agreement maintained with the Company's primary bank. This agreement, which matures April 1, 2006, is collateralized by the Company's trade accounts receivables and inventories. The Company expects to renew its loan revolving credit agreements in the normal course prior to the maturity date. The Company believes that the net cash provided by operating activities and amounts available under the revolving credit agreement are sufficient to finance the Company's growth and future capital requirements. The Company had no material commitments to purchase capital assets as of June 30, 2005.

Euro Conversion

Member countries of the European Union have established fixed conversion rates between their existing currencies ("legacy currencies") and one common currency, the Euro. Since January 1, 2002, the new Euro-denominated notes and coins are in circulation and legacy currencies have been withdrawn from circulation. The Company has a manufacturing facility located in a member country (Germany), and the conversion to the Euro has eliminated currency exchange rate risk for transactions among the member countries, which for the Company primarily consists of payments to suppliers. In addition, because the Company uses foreign-denominated debt to meet its financial requirements and to reduce its foreign currency risks, certain of these financial instruments are denominated in Euro to finance European activities. The Company addressed all issues involved with converting to the new currency, and the conversion did not have a significant impact on its financial position, results of operations or cash flows. At June 30, 2005, the Company had total assets of $25.5 million and net assets of $8.0 million invested in Europe.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The following  methods and  assumptions  were used to estimate the fair value of each class of financial instruments held by the Company for which it is practicable to estimate that value. The carrying amount of cash equivalents approximates their fair value because of the short maturity of those instruments. The estimated fair value of accounts receivable approximated its carrying value at June 30, 2005 and December 31, 2004 based upon analysis of their collectability and net realizable value. The estimated fair value of the Company's long-term debt approximated its carrying value at June 30, 2005 and December 31, 2004, based upon market prices for the same or similar type of financial instrument. The Company minimizes its exposure to the impact of fluctuation in foreign exchange rates in situations for certain sales for products sold in Europe but manufactured in the U.S. through the movement of production of those products to Europe. There are no other activities of the Company where management believes exchange rates have a material impact with respect to the underlying transactions. In January 2003, the Company renewed its main loan agreements. The two main domestic loans, Term Loan A and Term Loan B were renewed at a floating prime rate of interest with a one-time option to lock the interest rate at LIBOR plus 1.5%. The Company executed two interest rate swap agreements to fix the interest rate on Term Loan A at 4.82% on the principal balance of $2,303,840, and Term Loan B at 4.43% on the principal balance of $4,606,324 on April 4, 2003. The swap agreements terminate on January 31, 2008. These derivatives do not qualify for hedge accounting and accordingly, the Company will record these derivative instruments and the associated assets or liabilities at their fair values with the related gains or losses recorded as other income or expense in the consolidated statements of income. The Company does not use derivative financial instruments to address currency or commodity pricing risks.

Item 4.  CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to provide reasonable assurances that information required to be disclosed in reports filed with the SEC pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to the Company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosures. Under the supervision and with the participation of the Company's management, including the CEO and CFO, the Company conducted an evaluation of the overall effectiveness of the Company's disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on their evaluation, our principal executive officer and principal financial officer have concluded that the Company's controls and procedures were effective as of June 30, 2005. There were no significant changes in our internal controls or in other factors that could significantly affect these controls in the first half of 2005.

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

The following chart summarizes Common Stock repurchases for the three months ended June 30, 2005:

                                                              (c)        (d)
                                                             Total     Maxiumum
                                                             number    number
                                           (a)               shares of of shares
                                          Total              purchased that may
                                          number      (b)    as        yet be
                                          of       Average   part of   purchased
                                          shares   price     publicly  under
For the three months ended                repur-   paid per  announced plans or
  June 30, 2005                           chased   share     plan      programs


April 1, 2005 to April 30, 2005....          126   $26.55          -          -
May 1, 2005 to May 31, 2005 .......           59   $20.17          -          -
June 1, 2005 to June 30, 2005 .....            -      -            -          -
                                         -------   -------  ---------- --------
Total..............................          185   $24.52          -          -
                                         =======   =======  ========== ========

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

31.1 Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

a.       Report on Form 8-K

In addition to those reports previously disclosed by the Company, during the fiscal first quarter of 2005 and through the date of this filing, the Company filed:

- a Report on Form 8-K dated May 2, 2005, reporting on Item 1.01 (Entry into a Material Definitive Agreement), Item 2.02 (Results of Operations and Financial Condition), Item 8.01 (Other Events) and
        Item 9.01(Financial Statements and Exhibits); and

- a Report on Form 8-K dated August 15, 2005, reporting on Item 2.02 (Results of Operations and Financial Condition), and Item 8.01 (Other Events) and Item 9.01 (Financial Statements and Exhibits).

In accordance with General Instruction B of Form 8-K, the Reports submitted to the Securities and Exchange Commission under Item 2.02 of Form 8-Ks are not deemed to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act"), and are not subject to the liabilities of that section. We are not incorporating, and will not incorporate by reference, such Reports into any filing under the Securities Act of 1933 or the Exchange Act.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 15, 2005.


                                CFC INTERNATIONAL, INC.


                                ---------------------------------------------
                                Dennis W. Lakomy
                                Executive Vice President,
                                Chief Financial Officer,
                                Secretary, and Treasurer
                                (Principal Financial Officer)