Form 10-Q
period 2005-09-30
CFC INTERNATIONAL INC
filed 2005-11-03
CIK 949859

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
         X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2005

        ---- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition from                      to
                                        --------------------    ---------------

                           Commission File No. 027222

                             CFC INTERNATIONAL, INC.

             (Exact name of Registrant as specified in its charter)

                          DELAWARE                          36-3434526
              (State or other jurisdiction of               (I.R.S. Employer
               incorporation or organization)               Identification No.)

                500 State Street, Chicago Heights, Illinois 60411

         Registrant's telephone number, including
         area code:                                           (708) 891-3456


Indicated by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

             YES  ( X )                                  NO  (   )

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

             YES   (  )                                  NO  ( X )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

             YES   (  )                                  NO  ( X )

As of November 3, 2005, the Registrant had issued and outstanding 3,998,801 shares of Common Stock, par value $.01 per share, and 512,989 shares of Class B Common Stock, par value $.01 per share.

                             CFC INTERNATIONAL, INC.

                               INDEX TO FORM 10-Q




                                                                   Page
                                                                   ----

Part I - Financial Information:

  Item 1 - Financial Statements

    Consolidated Balance Sheets - September 30, 2005 and
      December 31, 2004.........................................      5

    Consolidated Statements of Operations for the three (3)
      months and for the nine (9) months ended September 30, 2005
      and September 30, 2004....................................      6

    Consolidated Statements of Cash Flows for the nine (9)
      months ended September 30, 2005 and September 30, 2004....      7

    Notes to Consolidated Financial Statements.................. 8 - 11

  Item 2 - Management's Discussion and Analysis of Financial
    Condition and Results of Operations.........................12 - 17

  Item 3 - Quantitative and Qualitative Disclosures
    About Market Risk...........................................     18

  Item 4 - Controls and Procedures..............................     18


Part II - Other Information:

  Item 2 - Unregistered Sales of Equity Securities and
    Use of Proceeds.............................................     19

  Item 6 - Exhibits.............................................     19

  Signatures....................................................     20

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

The risks included here are not exhaustive. We operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the impacts of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. We have no obligation to revise or update these forward-looking statements to reflect events or circumstances that arise after November 3, 2005 or to reflect the occurrence of anticipated events.

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

                                     Part I
                          Item 1. Financial Statements

                             CFC INTERNATIONAL, INC.
                         CONSOLIDATED BALANCE SHEETS AT
                    SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

                                                    September 30,   December 31,
                                                        2005            2004
                                                        ----            ----
                                                            (Unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents ....................      $ 6,264,526     $ 4,554,699
Restricted cash ..............................          311,587         306,271
Accounts receivable, less allowance
  for doubtful accounts and customer
  credits of $1,415,000 (2005)
  and $1,320,000 (2004) ......................       14,861,225      12,547,380
Inventories:
  Raw materials ..............................        4,222,682       4,958,900
  Work in process ............................        2,339,964       3,160,195
  Finished goods .............................       10,337,910       9,590,043
                                                    -----------      ----------
                                                     16,900,556      17,709,138
Prepaid expenses and other
  current assets .............................          248,183         387,231
Deferred income tax assets....................        1,201,551       1,002,559
                                                    -----------     -----------
  Total current assets .......................       39,787,628      36,507,278
                                                    -----------     -----------
Property, plant and equipment, net ...........       26,852,183      28,602,311
Deferred income tax assets ...................        3,517,612       3,528,686
Goodwill .....................................        1,029,462       1,029,462
Intangible assets, net .......................        2,215,463       2,393,466
Other assets .................................          251,852         266,806
Fair value of interest rate swap .............          105,888          39,553
                                                    -----------     -----------
  Total assets ...............................      $73,760,088     $72,367,562
                                                    ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt.............      $ 6,086,581     $ 5,625,085
Accounts payable..............................        6,357,482       6,802,792
Accrued compensation and benefits.............        1,544,893       1,427,215
Accrued bonuses...............................          652,000       2,056,778
Income taxes payable - current and deferred...        2,201,706       1,554,641
Accrued expenses and other current
  liabilities.................................        3,764,748       3,473,356
                                                    -----------     -----------
  Total current liabilities...................       20,607,410      20,939,867
                                                    -----------     -----------
Deferred income tax liabilities...............        3,221,756       3,229,584
Long-term debt, net of current portion........       14,124,763      15,698,791
                                                    -----------     -----------
  Total liabilities...........................       37,953,929      39,868,242
                                                    -----------     -----------

COMMITMENTS AND CONTINGENCIES.................

STOCKHOLDERS' EQUITY:
Voting Preferred Stock, par value $.01 per
  share, 750 shares authorized, no shares
  issued and outstanding......................                -               -
Common stock, $.01 par value, 10,000,000
  shares authorized; shares issued of
  4,581,526 (2005) and 4,513,111 (2004).......           45,816          45,132
Class B common stock, $.01 par value,
  750,000 shares authorized; 512,989 shares
  issued and outstanding .....................            5,130           5,130
Additional paid-in capital....................       13,718,673      12,822,575
Retained earnings.............................       24,680,093      21,215,235
Accumulated other comprehensive income........          297,941       1,188,860
                                                    -----------     -----------
                                                     38,747,653      35,276,932
Less - 582,727 (2005) and 574,171 (2004)
  treasury shares of common stock, at cost ...       (2,941,494)     (2,777,612)
                                                    -----------     -----------
                                                     35,806,159      32,499,320
                                                    -----------     -----------
  Total liabilities and stockholders' equity..      $73,760,088     $72,367,562
                                                    ===========     ===========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                             CFC INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE THREE MONTHS AND NINE MONTHS ENDED
                           SEPTEMBER 30, 2005 AND 2004



                               Three Months Ended         Nine Months Ended
                                    September 30,            September 30,
                                2005         2004         2005         2004
                                ----         ----         ----         ----
                                    (Unaudited)               (Unaudited)

Net sales .................. $23,123,943  $21,717,862  $68,340,501  $61,897,338
Cost of goods sold
  (excluding depreciation
  and amortization shown
  below) ...................  15,155,266   13,842,067   44,107,163   39,928,751
Selling, general and
  administrative
  expenses .................   3,611,336    3,724,522   11,374,559   11,180,806
Research and development
  expenses .................     679,387      787,097    2,092,185    2,184,059
Depreciation and
  amortization expense .....   1,161,997    1,238,188    3,505,942    3,593,336
Transaction expenses .......      73,736           --      507,774           --
                             -----------  -----------  -----------  -----------
Total operating expenses ...  20,681,772   19,591,874   61,587,623   56,886,952
                             -----------  -----------  -----------  -----------
Operating income ...........   2,442,221    2,125,988    6,752,878    5,010,386
Other (income) expense:
  Interest expense, net ....     275,531      307,721      823,413      894,113
  Interest income ..........     (27,554)          --      (36,749)          --
  Interest rate swap
    valuation...............     (34,749)      49,074      (66,335)     (47,348)
  Rental income ............     (45,804)     (49,885)    (114,216)    (118,267)
  Foreign currency exchange
    (gain) loss ............       9,280     (262,717)     774,824     (289,764)
                             -----------  -----------  -----------  -----------
Total other expense, net ...     176,704       44,193    1,380,937      438,734
                             -----------  -----------  -----------  -----------
Income before income taxes..   2,265,517    2,081,795    5,371,941    4,571,652
Provision for income taxes..     799,083      650,759    1,907,083    1,419,118
                             -----------  -----------  -----------  -----------
Net income ................. $ 1,466,434  $ 1,431,036  $ 3,464,858  $ 3,152,534
                             ===========  ===========  ===========  ===========

Basic earnings per share.... $0.33         $0.33       $0.77        $0.72
Diluted earnings per share.. $0.32         $0.32       $0.75        $0.71





               The accompanying notes are an integral part of the
                       consolidated financial statements.

                             CFC INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004



                                                       Nine Months Ended
                                                         September 30,
                                                    ---------------------------
                                                         2005           2004
                                                         ----           ----
                                                            (Unaudited)

Cash flow from operating activities:
  Net income .....................................   $ 3,464,858    $ 3,152,534
    Adjustments to reconcile net
      income to net cash provided
      by operating activities:
        Depreciation and amortization ............     3,645,148      3,628,463
        Interest rate swap valuation .............       (66,335)       (47,348)
        Issuance of stock to officer .............          --           29,437
        Loss on disposition of assets ............        32,704           --
        Tax benefit of stock options .............       220,700           --
        Deferred income taxes ....................      (198,992)      (246,976)
        Changes in assets and liabilities:
          Accounts receivable, net ...............    (2,867,718)    (3,451,874)
          Inventories, net .......................       (16,176)    (1,187,063)
          Prepaid and other current assets .......        90,096       (171,528)
          Other assets ...........................       178,104       (134,261)
          Accounts payable .......................      (291,064)       119,654
          Accrued compensation and benefits ......       221,359        446,734
          Accrued bonus ..........................    (1,508,460)     1,562,657
          Income taxes payable ...................       943,945      1,302,482
          Accrued expenses and other liabilities .       490,335         56,833
                                                     -----------    -----------
Net cash provided by operating activities ........     4,338,504      5,059,744
                                                     -----------    -----------

Cash flows from investing activities:
  Additions to property, plant and equipment .....    (2,979,185)    (2,554,727)
                                                     -----------    -----------
Net cash used in investing activities ............    (2,979,185)    (2,554,727)
                                                     -----------    -----------

Cash flows from financing activities:
  Repayment of revolver ..........................      (767,151)    (2,549,225)
  Proceeds from revolver .........................     2,672,551      2,781,391
  Proceeds from term loans .......................          --        3,713,317
  Repayments of term loans .......................    (1,356,590)    (4,800,593)
  Proceeds from IRB ..............................          --        2,000,000
  Proceeds from exercise of stock options ........       342,616           --
  Repurchase of treasury shares ..................      (163,882)          --
                                                     -----------    -----------
Net cash provided by financing activities ........       727,544      1,144,890
                                                     -----------    -----------

Effect of exchange rate changes on cash
  and cash equivalents ...........................      (377,035)       128,956
                                                     -----------    -----------
Increase in cash and cash equivalents ............     1,709,827      3,778,863

Cash and cash equivalents:
Beginning of period ..............................     4,554,699      5,672,647
                                                     -----------    -----------
End of period ....................................   $ 6,264,526    $ 9,451,510
                                                     ===========    ===========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                             CFC INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005 AND 2004
                                   (Unaudited)

Note 1.  Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of CFC International, Inc. (the Company), and its wholly-owned subsidiaries, as of September 30, 2005 (unaudited) and December 31, 2004 (audited), the consolidated results of operations for the three months and nine months ended September 30, 2005 and 2004 (unaudited) respectively, and consolidated statements of cash flows for the nine months ended September 30, 2005 and 2004 (unaudited).

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

                                      Three Months Ended
               ----------------------------------------------------------------
                      September 30, 2005                September 30, 2004
               -------------------------------    -----------------------------
                                         Per                             Per
                  Income      Shares     Share      Income     Shares    Share
                  ------      ------     -----      ------     ------    -----

Basic earnings
 per share:
Income available
 to common
 stockholders...$1,466,434   4,511,788   $0.33   $1,431,036   4,395,399   $0.33
Effect of
 dilutive
 securities:
 Options
  exercisable...         -     108,526   (0.01)           -      45,033       -
 Convertible
  debt..........         -           -       -        6,950      47,617   (0.01)
                ----------   ---------   -----   ----------   ---------  ------
Diluted
 earnings
 per share .....$1,466,434   4,620,314   $0.32   $1,437,986   4,488,049   $0.32
                ==========   =========   =====   ==========   =========   =====

                                      Nine Months Ended
               ----------------------------------------------------------------
                      September 30, 2005                September 30, 2004
               -------------------------------    -----------------------------
                                         Per                             Per
                  Income      Shares     Share      Income     Shares    Share
                  ------      ------     -----      ------     ------    -----

Basic earnings
 per share:
Income available
 to common
 stockholders...$3,464,858   4,511,433   $0.77   $3,152,534   4,393,966   $0.72
Effect of
 dilutive
 securities:
 Options
  exercisable...         -     114,342   (0.02)           -      41,158       -
 Convertible
  debt..........       108         265       -       27,800      63,490   (0.01)
                ----------   ---------   -----   ----------   ---------  ------
Diluted
 earnings
 per share .....$3,464,966   4,626,040   $0.75   $3,180,334   4,498,614   $0.71
                ==========   =========   =====   ==========   =========   =====

Note 3.  Business Segments and International Operations

The Company and its subsidiaries operate in a single business segment, which is the formulating and manufacturing of chemically complex, multi-layered functional coatings. The Company produces five primary types of coating products. Sales for each of these products (in millions) for the three months ended September 30, 2005 and 2004, and the nine months ended September 30, 2005 and 2004 are as follows:

                            Three Months Ended           Nine Months Ended
                               September 30,                September 30,
                          -------------------------   -------------------------
                              2005         2004            2005        2004
                          ------------ ------------   ------------ ------------
                           Net          Net            Net           Net
                          Sales    %   Sales    %     Sales    %   Sales    %
                          -----    -   -----    -     -----    -   -----    -
Holographic Products .... $ 7.0  30.1  $ 5.0   22.9   $17.9  26.2  $13.6  21.9
Printed Products ........   7.1  30.8    9.2   42.3    23.2  34.0   23.1  37.3
Pharmaceutical Products..   3.3  14.2    3.2   14.9    10.7  15.7    9.0  14.5
Security Products .......   3.1  13.5    1.8    8.3     7.8  11.4    7.3  11.9
Simulated Metal and Other
  Pigmented Products ....   2.6  11.4    2.5   11.6     8.7  12.7    8.9  14.4
                          ----- -----  -----  -----   ----- -----  ----- -----
Total ................... $23.1 100.0  $21.7  100.0   $68.3 100.0  $61.9 100.0
                          ===== =====  =====  =====   ===== =====  ===== =====

The following is sales by geographic area for the three months and nine months ended September 30, 2005 and 2004 and long-lived asset information as of September 30, 2005 and December 31, 2004:

                                 Three months ended          Nine months ended
                                    September 30,              September 30,
                               ---------------------       ---------------------
Net Sales (In Thousands)        2005           2004          2005         2004
                                ----           ----          ----         ----
United States ..........       $13,060       $11,757       $37,557       $32,603
Europe .................         6,789         6,752        20,969        19,797
Other Foreign ..........         3,275         3,209         9,815         9,497
                               -------       -------       -------       -------
Total ..................       $23,124       $21,718       $68,341       $61,897
                               =======       =======       =======       =======

Long Lived Assets
(In Thousands)                   September 30, 2005          December 31, 2004
                                 ------------------          -----------------
United States..........                $18,996                    $19,117
Europe.................                 11,459                     13,215
                                       -------                    -------
Total..................                $30,455                    $32,332
                                       =======                    =======

Europe and other foreign revenue are based on the country in which the customer is domiciled.

Note 4.  Comprehensive Income

The Company's total comprehensive income was as follows:

                                          Three Months Ended September 30,
                                          --------------------------------
                                               2005            2004
                                               ----            ----

Net income................................. $1,466,434      $1,431,036
Foreign currency translation adjustment....    (71,243)         57,987
                                            ----------      ----------
Total comprehensive income ................ $1,395,191      $1,489,023
                                            ==========      ==========

                                            Nine Months Ended September 30,
                                            -------------------------------
                                               2005            2004
                                               ----            ----

Net income................................. $3,464,858      $3,152,534
Foreign currency translation adjustment....   (890,919)        (86,094)
                                            ----------      ----------
Total comprehensive income................. $2,573,939      $3,066,440
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

The Company has no material commitments to purchase capital assets as of September 30, 2005.

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

Note 7.  Supplemental Pro Forma Information

The Company currently accounts for stock based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Had the Company accounted for stock based compensation in accordance with Statement of Financial Accounting Standards No. 123 (SFAS No. 123) "Accounting for Stock-Based Compensation," the Company would have reported the following pro forma amounts for the three and nine months ended September 30, 2005 and September 30, 2004:

                                Three Months Ended        Nine Months Ended
                              ----------------------   ------------------------
                               09/30/05     09/30/04     09/30/05     09/30/04
                               --------     --------     --------     --------

Net income as reported....... $1,466,434   $1,431,036   $3,464,858   $3,152,534
Stock based compensation
 expense included in
 reported net income,
 net of related tax..........          -            -            -            -
Pro forma adjustment -
 additional compensation
 expense had SFAS No. 123
 been adopted, net of tax....    (14,967)     (16,296)     (44,903)     (48,887)
                              ----------   ----------   ----------   ----------
Pro forma net income......... $1,451,467   $1,414,740   $3,419,955   $3,103,647

Diluted earnings per
 share as reported........... $0.32        $0.32        $0.75        $0.71
Pro forma effect of
 compensation expense........ (0.01)        0.00        (0.01)       (0.01)
                             ------        -----        -----        -----
Pro forma diluted
 earnings per share.......... $0.31        $0.32        $0.74        $0.70

Note 8.  Net Operating Loss Tax Asset

Our German business has generated cumulative tax net operating loss carry forwards (NOLs) totaling 7.0 million Euros through September 30, 2005. These NOLs are being carried forward to offset future taxable income in Germany. The Company has recorded cumulative deferred tax assets of $3.1 million as of September 30, 2005 relating to the benefit of these NOLs. At present time the unused NOLs have no expiration date. Although realization of the deferred tax asset is not assured, the Company has concluded that it is more likely than not that the tax asset will be realized, and accordingly no valuation allowance has been provided. This is principally based upon a prudent and feasible business strategy which shifts production to the Company's plant in Germany and also after considering benefits realized from cost reduction measures the Company has already taken including closing the UK finishing operations and warehouse and reducing employee headcount. If the Company concludes that as a result of actions planned or taken, that the operating results in Germany can not achieve and maintain profitability, or if there are changes to the Germany tax law, the Company may need to adjust the value of the Company's deferred tax assets resulting in a reduction to income in the period in which such determination is made.

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

Results of Operations
---------------------

The following table sets forth, certain items from the Company's consolidated financial statements as a percentage of net sales for the periods presented:

                                           Three Months Ended  Nine Months Ended
                                              September 30,      September 30,
                                             ---------------   ----------------
                                              2005     2004     2005     2004
                                              ----     ----     ----     ----
                                               (Unaudited)      (Unaudited)

Net sales .................................  100.0%   100.0%   100.0%   100.0%
                                             ------   ------   ------   ------
Cost of goods sold
 (excluding depreciation and
 amortization shown below) .................  65.5     63.7     64.5     64.5
Selling, general and administrative ........  15.6     17.2     16.7     18.1
Research and development ...................   2.9      3.6      3.1      3.5
Depreciation and amortization ..............   5.0      5.7      5.1      5.8
Transaction expenses .......................   0.3       --      0.7       --
                                             ------   ------   ------   ------
Total operating expenses ...................  89.3     90.2     90.1     91.9
                                             ------   ------   ------   ------
Operating income ...........................  10.7      9.8      9.9      8.1
Interest expense ...........................   1.3      1.4      1.2      1.5
Interest income ............................  (0.1)      --     (0.1)      --
Rental income ..............................  (0.2)      --     (0.2)    (0.2)
Interest rate swap valuation ...............  (0.1)      --     (0.1)    (0.1)
Foreign currency exchange (gain) loss ......    --     (1.2)     1.2     (0.5)
                                             ------   ------   ------   ------
Income before taxes ........................   9.8      9.6      7.9      7.4
Provision for income taxes .................   3.5      3.0      2.8      2.3
                                             ------   ------   ------   ------
Net income .................................   6.3%     6.6%     5.1%     5.1%
                                             ======   ======   ======   ======

Quarter Ended September 30, 2005 Compared to Quarter Ended September 30, 2004
-----------------------------------------------------------------------------

Net sales for the quarter ended September 30, 2005 increased 6.5% to $23.1 million, from $21.7 million for the quarter ended September 30, 2004. The Euro stayed about the same as compared to the U.S. dollar for the quarter ended September 30, 2005, and as a result sales were not affected. Holographic products sales increased 40.0% to $7.0 million for the quarter ended September 30, 2005, compared to $5.0 million for the quarter ended September 30, 2004. This increase was primarily due to increased volumes for existing customers and new applications of the Company's HoloLam Plus(TM), patent applied for. HoloLam Plus is a full-face holographic laminate for transaction cards that offers a new method to produce material that is a registered full face holographic image on transaction cards, and security holography for transaction cards. Printed products sales decreased 22.3% to $7.1 million, compared to $9.2 million for the same quarter in the prior year. This decrease was primarily due to normal seasonality in 2005 compared to the affect of the increase in market share domestically as a result of a major competitor withdrawing from the market in 2004. Pharmaceutical products sales during these same periods increased 1.4% to $3.3 million, from $3.2 million, primarily due to increased demand worldwide. Security products (mag stripe, signature panels and tipping products for credit cards, intaglio-printed products and gift cards) sales for these same periods increased 71.8% to $3.1 million, from $1.8 million. This increase was primarily the result of gift card early ramp up. Sales of simulated metal and other pigmented products for these periods increased 4.8% to $2.6 million, from $2.5 million, primarily due to European penetration.

Cost of goods sold for the quarter ended September 30, 2005 increased 9.5% to $15.2 million, from $13.8 million for the quarter ended September 30, 2004. This increase was primarily due to the impact of higher sales, plus increased material costs, including normal scrap. The cost of goods sold as a percentage of net sales for the quarter ended September 30, 2005 increased to 65.5% from 63.7% for the quarter ended September 30, 2004 primarily due to higher material costs and scrap.

Selling, general and administrative expenses for the quarter ended September 30, 2005 decreased 3.0% to $3.6 million, from $3.7 million for the quarter ended September 30, 2004, due to a decrease in performance incentive for the quarter ended September 30, 2005 as compared to the quarter ended September 30, 2004. Selling, general and administrative expenses for the quarter ended September 30, 2005 decreased as a percentage of net sales to 15.6% from 17.2% for the quarter ended September 30, 2004. This decrease in percentage was primarily due to the impact of higher sales.

Research and development expenses for the quarter ended September 30, 2005 decreased 13.7% to $679,000 from $787,000 for the quarter ended September 30, 2004. This increase was primarily due to a decrease in performance incentives for the quarter ended September 30, 2005, as compared to the quarter ended September 30, 2004. Research and development expense for the quarter ended September 30, 2005 decreased as a percentage of net sales to 2.9% from 3.6% for the quarter ended September 30, 2004. This decrease in percentage was primarily due to the impact of higher sales.

Depreciation and amortization expenses for the quarter ended September 30, 2005 decreased 6.2% to $1,162,000 from $1,238,000 for the quarter ended September 30, 2004. This decrease was primarily due to prior capital expenditures being fully depreciated. Depreciation and amortization expense as a percentage of net sales for the quarter ended September 30, 2005 decreased to 5.0% from 5.7% for the quarter ended September 30, 2004, primarily due to higher sales in 2005.

Transaction expenses incurred in connection with the possible sale of the Company for the quarter ended September 30, 2005 were $74,000.

Operating income for the quarter ended September 30, 2005, increased to $2.4 million from $2.1 million for the quarter ended September 30, 2004. The increase in operating income is primarily a result of the above reasons described above in the paragraphs relating to sales, costs and expenses. Operating income for the quarter ended September 30, 2005, increased as a percentage of net sales to 10.7% from 9.8% for the quarter ended September 30, 2004. This increase is a result of the above.

Interest expense, net for the quarter ended September 30, 2005 decreased 10.5% to $276,000, from $308,000 for the quarter ended September 30, 2004. This decrease in interest expense is primarily due to a decrease in debt due to scheduled principle payments.

Interest income for the quarter ended September 30, 2005 increased to $28,000 from zero for the quarter ended September 30, 2004. This increase was primarily due to an increase in cash and the resultant overnight earnings.

Rental income for the quarter ended September 30, 2005, decreased to $46,000, from $50,000 for the quarter ended September 30, 2004. This decrease in rental income is primarily due to the rent being paid on the newly acquired land and building bordering the Company's Chicago Heights facility, by the former owner as they phase out of the property. The lease called for the former owner to phase out of the property and as a result of that withdrawal less rental income was received for the quarter ended September 30, 2005 as compared to the same period last year.

Interest rate swap valuation provision for the quarter ended September 30, 2005, decreased to a benefit of $35,000, from a provision of $49,000 for the quarter ended September 30, 2004. This decrease represents the change in value of a swap agreement entered into by the Company in April 2003. It is the Company's intention to utilize this swap until its maturity. Interest rate swap valuation provision for the quarter ended September 30, 2005 increased as a percentage of sales to 0.2% from (0.2%) for the quarter ended September 30, 2004. This increase is a result of the reasons noted above.

Gain on foreign currency exchange for the quarter ended September 30, 2005 decreased to $9,000, from $263,000 for the quarter ended September 30, 2004. This was a result of the strength of the Euro against the U.S. dollar.

Provision for income taxes for the quarter ended September 30, 2005, increased 22.8% to a provision of $800,000, from $651,000 for the quarter ended September 30, 2004. The effective tax rate for the quarter ended September 30, 2005 was 35.3%, representative of a more normal effective tax rate as compared to 31.3% for the quarter ended September 30, 2004.

Net income increased 2.5% to $1,466,000 for the quarter ended September 30, 2005, from $1,431,000 for the quarter ended September 30, 2004. This increase is net income is primarily due to the reasons noted above.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004
------------------------------------------------------------------

Net sales for the nine months ended September 30, 2005 increased 10.4% to $68.3 million, from $61.9 million for the nine months ended September 30, 2004. The Euro appreciated in value 4.0% compared to the U.S. dollar, and as a result, increased sales approximately $0.6 million for the nine months ended September 30, 2005. Holographic product sales increased 32.0% to $18.0 million for the nine months ended September 30, 2005, compared to $13.6 million for the nine months ended September 30, 2004. This increase was primarily due to increased volumes for existing customers and new applications of the Company's HoloLam Plus(TM), patent applied for. HoloLam Plus is a full-face holographic laminate for transaction cards that offers a new method to produce material that is a registered full face holographic image on transaction cards, and security holography for transaction cards. Printed product sales increased 0.5% to $23.2 million from $23.1 million, primarily due to normal seasonality in this product line in 2005, as compared to the affect of the increase in market share experienced domestically as a result of a major competitor withdrawing from the market in 2004. Pharmaceutical product sales for this period increased 19.5% to $10.7 million, from $9.0 million, primarily due to increased sales volumes worldwide. Security product (magnetic stripe, signature panels and tipping products for transaction cards, intaglio-printed products and gift cards) sales for these periods increased 6.4% to $7.8 million, from $7.3 million. This increase comes primarily from increased sales of an early ramp up of gift card sales. Sales of simulated metal and other pigmented products for these periods decreased 2.6% to $8.7 million, from $8.9 million in the first nine months of 2004. This decrease is primarily due to the strength of the Euro compared to the U.S. dollar for European sales and the increase in domestic sales, offset by a decrease in domestic sales.

Cost of goods sold for the nine months ended September 30, 2005 increased 10.4% to $44.1 million, from $39.9 million for the nine months ended September 30, 2004. This increase was primarily due to higher sales in 2005, plus increased material costs, including normal scrap. Cost of goods sold for the nine months ended September 30, 2005 and for the nine months ended September 30, 2004 remained the same at 64.5%. This was primarily due to lower labor in 2005, offset by an increase in material costs, including normal scrap.

Selling, general and administrative expenses for the nine months ended September 30, 2005 increased 1.7% to $11.4 million, from $11.2 million for the nine months ended September 30, 2004. This increase in expenses was primarily due to an increase in personnel costs, both head count and compensation. Selling, general and administrative expenses for the nine months ended September 30, 2005 decreased as a percentage of net sales to 16.7% from 18.1% for the nine months ended September 30, 2004, primarily due to higher sales.

Research and development expenses for the nine months ended September 30, 2005 decreased 4.2% to $2.1 million, from $2.2 million for the nine months ended September 30, 2004. This decrease in expenses was primarily due to a decrease in performance incentives performance incentives for the nine months ended September 30, 2005, as compared to the nine months ended September 30, 2004. Research and development expenses for the nine months ended September 30, 2005 decreased as a percentage of net sales to 3.1% from 3.5% for the nine months ended September 30, 2004, primarily due to higher sales.

Depreciation and amortization expenses for the nine months ended September 30, 2005 decreased 2.4% to $3.5 million, from $3.6 million for the quarter ended
September 30, 2004. This decrease was primarily due to prior capital expenditures being fully depreciated. Depreciation and amortization expense as a percentage of net sales for the nine months ended September 30, 2005 decreased to 5.1% from 5.8% for the nine months ended September 30, 2004, primarily due to higher sales in 2005.

Transaction expenses incurred in connection with the possible sale of the Company for the nine months ended September 30, 2005 were $508,000.

Operating income for the nine months ended September 30, 2005 increased 34.8% to $6.8 million, from $5.0 million for the nine months ended September 30, 2004. The increase in operating income is primarily due to the reasons described above in the paragraphs relating to sales, costs and expenses. Operating income for the nine months ended September 30, 2005 as a percentage of net sales increased to 9.9% from 8.1% for the nine months ended September 30, 2004. This increase is primarily due to the reasons described above reasons described above.

Interest expense, net for the nine months ended September 30, 2005 decreased 8.0% to $0.8 million, from $0.9 million for the nine months ended September 30, 2004. This decrease was primarily due to lower debt due to scheduled principle payments.

Interest income for the nine months ended September 30, 2005 increased to $37,000 from $800 for the nine months ended September 30, 2004. This increase was primarily due to an increase in cash and the resultant overnight earnings.

Rental income for the nine months ended September 30, 2005, decreased to $114,000 from $118,000 for the nine months ended September 30, 2004. This decrease in rental income is primarily due to the rent being paid on the newly acquired land and building bordering the Company's Chicago Heights facility, by the former owner as they phase out of the property. The lease called for the former owner to phase out of the property and as a result of that withdrawal, less rental income was received for the quarter ended September 30, 2005 as compared to the same period last year.

Interest rate swap valuation provision for the nine months ended September 30, 2005, increased to a $66,000 benefit, from a $47,000 benefit in the nine months ended September 30, 2004. This increase represents the change in value of a swap agreement entered into by the Company in April 2003. It is the Company's intention to utilize this swap until its maturity. Interest rate swap valuation provision for the nine months ended September 30, 2005 and for the nine months ended September 30, 2004 stayed the same at 0.1% as a percentage of sales.

Gain on foreign currency exchange for the nine months ended September 30, 2005 increased to a loss of $775,000 from an income of $290,000 for the nine months ended September 30, 2004. This was a result of the strength of the U.S. dollar against the Euro.

Income taxes for the nine months ended September 30, 2005, increased to $1.9 million from $1.4 million for the nine months ended September 30, 2004. The effective tax rate for the nine months ended September 30, 2005 increased to 35.5%, representative of a more normal effective tax rate from 31.0% for the nine months ended September 30, 2004.

Net income for the nine months ended September 30, 2005, increased to $3.5 million, from $3.2 million for the nine months ended September 30, 2004. This increase in net income is primarily due to the reasons described above reasons described above in the paragraphs relating to sales, costs and expenses.

Liquidity and Capital Resources
-------------------------------

The Company's working capital increased by $3.6 million during the first nine months of 2005. The primary reasons are increases of $2.3 million in customer receivables, $1.7 million in cash, and an increase in deferred assets of $0.2 million, and a decrease of $1.4 million in accounts payable, accrued compensation and benefits, accrued expenses and other accrued liabilities, offset by $0.8 million in inventories, and an increase in current portion of long-term debt of $0.5 million, and a decrease of $0.1 million in prepaid and other current assets

At September 30, 2005, the Company had available $10.0 million under the revolving credit agreement maintained with the Company's primary bank. This agreement, which expires April 1, 2006, is collateralized by the Company's trade accounts receivables and inventories. The Company believes that the net cash provided by operating activities and amounts available under the revolving credit agreement are sufficient to finance the Company's growth and future capital requirements. The Company has no material commitments to purchase capital assets as of September 30, 2004.

The Company's cash provided by operations decreased $0.7 million during the nine months ended September 30, 2005 compared to the same period in 2004. The primary reasons were an increase in net income of $0.3 million, offset by a net increase in working capital of $0.7 million to grow the business.

Euro Conversion
---------------

Member countries of the European Union have established fixed conversion rates between their existing currencies ("legacy currencies") and one common currency, the Euro. Since January 1, 2002, the new Euro-denominated notes and coins are in circulation and legacy currencies have been withdrawn from circulation. The Company has a manufacturing facility located in a member country (Germany), and the conversion to the Euro has eliminated currency exchange rate risk for transactions among the member countries, which for the Company primarily consists of payments to suppliers. In addition, because the Company uses foreign-denominated debt to meet some of its financial requirements and to reduce its foreign currency risks, certain of these financial instruments are denominated in Euro to finance European activities. The Company addressed all issues involved with converting to the new currency, and the conversion did not have a significant impact on its financial position, results of operations or cash flows. At September 30, 2005, the Company had total assets of $73.8 million and net assets of $21.1 million invested in Europe.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

The following  methods and  assumptions  were used to estimate the fair value of each class of financial instruments held by the Company for which it is practicable to estimate that value. The carrying amount of cash equivalents approximates their fair value because of the short maturity of those instruments. The estimated fair value of accounts receivable approximated its carrying value at September 30, 2005 and December 31, 2004 based upon analysis of their collectability and net realizable value. The estimated fair value of the Company's long-term debt approximated its carrying value at September 30, 2005 and December 31, 2004, based upon market prices for the same or similar type of financial instrument. The Company minimizes its exposure to the impact of fluctuation in foreign exchange rates in situations for certain sales for products sold in Europe but manufactured in the U.S. through the movement of production of those products to Europe. There are no other activities of the Company where management believes exchange rates have a material impact with respect to the underlying transactions. In January 2003, the Company renewed its main loan agreements. The two main domestic loans, Term Loan A and Term Loan B were renewed at a floating prime rate of interest with a one-time option to lock the interest rate at LIBOR plus 1.5%. The Company executed two interest rate swap agreements to the fixed interest rate on Term Loan A at 4.82% on the principal balance of $2,303,840, and Term Loan B at 4.43% on the principal balance of $4,606,324 on April 4, 2003. The swap agreements terminate on January 31, 2008. These derivatives do not qualify for hedge accounting and accordingly, the Company will record these derivative instruments and the associated assets or liabilities at their fair values with the related gains or losses recorded as other income or expense in the consolidated statements of income. The Company does not use derivative financial instruments to address currency or commodity pricing risks.

Item 4.  CONTROLS AND PROCEDURES
         -----------------------

The Company maintains disclosure controls and procedures that are designed to provide reasonable assurances that information required to be disclosed in reports filed with the SEC pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to the Company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosures. Under the supervision and with the participation of the Company's management, including the CEO and CFO, the Company conducted an evaluation of the overall effectiveness of the Company's disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on their evaluation, our principal executive officer and principal financial officer have concluded that the Company's controls and procedures were effective as of September 30, 2005. There were no significant changes in our internal controls or in other factors that could significantly affect these controls in the first nine months of 2005.

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





                           Part II - Other Information


Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
         -----------------------------------------------------------

The following chart summarizes Common Stock repurchases for the three months ended September 30, 2005:


                                                              (c)        (d)
                                                             Total     Maxiumum
                                                             number    number
                                           (a)               shares of of shares
                                          Total              purchased that may
                                          number      (b)    as        yet be
                                          of       Average   part of   purchased
                                          shares   price     publicly  under
For the three months ended                repur-   paid per  announced plans or
  September 30, 2005                      chased   share     plan      programs
                                          ------   --------  --------- ---------

July 1, 2005 to July 31, 2005 .........     -         -          -         -
August 1, 2005 to August 31, 2005......     -         -          -         -
September 1, 2005 to
 September 30, 2005....................     -         -          -         -
                                          ------   --------  --------- ---------
Total..................................     -         -          -         -
                                          ======   ========  ========= =========

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.      Exhibits
        31.1            Certification of CEO pursuant to Rule 13a-14(a) under
                        the Securities Exchange Act of 1934.
        31.2            Certification of CFO pursuant to Rule 13a-14(a) under
                        the Securities Exchange Act of 1934.
        32.1            Certification of CEO pursuant to Rule 13a-14(b) under
                        the Securities Exchange Act of 1934 and 18 U.S.C.
                        Section 1350.
        32.2 Certification of CFO pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C.
                        Section 1350.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 3, 2005.


                               CFC INTERNATIONAL, INC.


                               Dennis W. Lakomy
                               Executive Vice President,
                               Chief Financial Officer,
                               Secretary, and Treasurer
                               (Principal Financial Officer)