Form 10-K
period 2005-12-31
CFC INTERNATIONAL INC
filed 2006-04-18
CIK 949859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

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

Title of Each Class

Common Stock, par value $.01 per share

Indicate by check mark if the Registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☒    NO  ☐

Indicate by a check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

The aggregate market value of the voting stock of the registrant held by stockholders who were not affiliates (as defined by regulations of the Securities and Exchange Commission) of the registrant was approximately, $29,231,164 at June 30, 2005. At April 17, 2006, the registrant had outstanding an aggregate of 4,029,049 shares of Common Stock and 512,989 shares of Class B non-voting Common Stock.

Documents Incorporated by Reference

Those sections or portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held in 2006, described in Part III hereof, are incorporated by reference in this report.

PART I

ITEM 1. BUSINESS

Recent Developments

Termination of Quad-C Merger Agreement. On March 30, 2006, CFC International, Inc. (“CFC”, or the “Company”) and Quad-C Management, Inc. (“Quad-C”) terminated the Agreement and Plan of Merger dated January 9, 2006 among the Company and certain Quad-C affiliates formed for purposes of the merger. The Company will not pay any termination fees or expense reimbursement under the merger agreement with respect to this termination.

The Company and Quad-C had been working to complete the merger and expected the merger to occur on or about March 30, 2006, subject to Quad-C’s receipt of financing which was a condition of the obligation of the Quad-C affiliate to complete the merger. However, as a result of the Visa directive described below, Quad-C’s financing source requested (and the Company provided) additional information concerning the ESD problems identified by Visa. After considering the Company’s response to the identified ESD problems and the effects on the Company’s results of operations, as well as other financial information provided by the Company, Quad-C notified the Company after the close of business on March 29, 2006 that Quad-C’s financing source was unable to address its concerns and as a result the financing condition to Quad-C’s obligation to complete the merger would not be satisfied. As a result , the parties determined that the merger could not occur under the terms of the merger agreement and terminated that agreement on March 30, 2006.

Visa Directive. On March 14, 2006, Visa International announced that it had directed its member financial institutions and authorized card manufacturers to cease producing and issuing Visa cards incorporating a certain holographic magnetic stripe that is provided to Visa by American Bank Note Holographics, Inc. (“ABNH”). This directive came as a result of a small number of incidents (approximately 2 errors per 1,000,000 reads) in which Visa believes card terminals had been affected by electro-static discharge (“ESD”) from static electricity when using cards incorporating this holographic magnetic stripe. ABNH purchases the holographic magnetic stripe its sells to its customers, including Visa, from the Company. The Company has been attempting to obtain and analyze all relevant information relating to the Visa directive, and assess its impact on the Company and its operations. The Company has spoken with ABNH and Visa representatives, and has conducted its own product tests in order to assess the ESD issues identified in the Visa directive.

Sales of the subject holographic magnetic stripe by the Company to ABNH in fiscal 2005 represented approximately 5% of the Company’s net sales. The Company’s inventory of this holographic magnetic stripe was $345,916 (of which $98,630 was work-in-progress) at December 31, 2005. The Company has made an insurance claim with respect to this inventory.

The Company and ABNH have developed a second generation of the holographic magnetic stripe which they believe will address the ESD problem. Product testing and refinement continues, but the second generation of the holographic magnetic stripe has not yet been submitted to Visa for its review and approval. There can be no assurance that the second generation of the holographic magnetic stripe can be successfully developed or that, if developed, that it will meet the requirements of Visa and other card providers.

If the Company and ABNH are unable to meet the requirements of Visa and other card providers for the holographic magnetic stripe, the loss of sales associated with this holographic magnetic stripe could have a material adverse effect on the Company’s results of operations and financial condition.

Form 12b-25. The Company had anticipated completing the merger and de-registering under the Exchange Act prior to March 31, 2006, and consequently would not have been required to file its Form 10-K for the fiscal year ended December 31, 2005 (“2005 Form 10-K”). As a result of the termination of the merger agreement, the Company needed additional time to prepare its financial statements and file its 2005 Form 10-K. As a result of these considerations and the termination of the merger, on March 31, 2006 the Company filed a Notification of Late Filing on Form 12b-25 with respect to its 2005 Form 10-K.

General

CFC formulates, manufactures and sells chemically-complex, multi-layered functional coatings, which provide superior performance under a wide range of operating conditions. The Company applies its proprietary coatings to rolls of plastic film from which its customers transfer the coatings or with which they laminate the coatings to their products for protective, functional, decorative and/or informative purposes. The Company produces five primary types of coated products: holographic products such as HoloLam Plus™ (patent applied for) for credit cards, authentication seals used principally to certify and protect the authenticity or brand of proprietary products and documents susceptible to counterfeiting or tampering and eye-catching holographic packaging; printed products such as simulated wood grain patterns for furniture, manufactured homes and home interiors; pharmaceutical pigmented coatings used as heat transfer printing registered with the FDA for pharmaceutical products such as intravenous solution bags and syringes; security products such as magnetic stripes, signature panels and scratch-off foils for credit cards, intaglio printing for stocks, bonds and gift certificates, along with printing, encoding gift cards and a sophisticated fulfillment system to distribute security products; and specialty pigmented and simulated metal coatings used on products such as beverage cases and cosmetics. CFC is a leading supplier in many of the worldwide markets it serves.

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

The Company is one of the leading designers and producers of holograms, which are used to protect and authenticate brand name software and merchandise, transportation and event tickets and other similar applications requiring protection against unauthorized copying or counterfeiting. The Company provides eye-catching holographic packaging to major consumer product manufacturers. On January 3, 2000 the Company acquired from Applied Holographics PLC, its previous joint venture partner, the joint worldwide rights to certain holography technology (see “— Holographic Products”). Prior to the acquisition, the Company’s market was limited to North America. CFC now is one of only a few companies worldwide with the ability to serve all stages of the holographic production process, from design to manufacturing in a secure production facility. Sales of products in this market represented approximately 25.2% of the Company’s net sales in 2005. See “— Holographic Products.”

A principal market which the Company serves is printed coatings for engineered wood products (“Engineered Board”) used to produce ready-to-assemble (“RTA”) furniture, kitchen cabinets, manufactured housing, value-priced/promotional furniture, picture frames and home interiors. The Company’s coatings are designed to match, or improve upon, the appearance, texture, durability, scratch, moisture and stain resistance of natural or painted wood. The Company was one of only two significant suppliers of printed film transferable coatings for the Engineered Board market. In October 2003, a major domestic competitor in this segment announced it was not going to service this market as of February 1, 2004, and in fact exited the market at that time. Sales of products in this market represented approximately 35.7% of the Company’s net sales in 2005. See “— Chemical Coatings — Printed Products.”

The Company also focuses its efforts on the market for security products for transaction cards, which include credit cards, debit cards, identification cards, ATM cards and gift cards. The Company manufactures tamper evident signature panels, multi-coercivity magnetic stripes for transaction cards and other documents and abrasion resistant tipping foils used to highlight the embossed lettering of transaction cards. The Company’s coated products are used on credit cards for MasterCard, Visa, American Express and Diners Club International, to enhance the security and processing speed of transaction cards. The Company also has the ability to manufacture intaglio printed documents such as stock certificates, bonds, gift certificates and certificates of authenticity. The Company has also entered the market for encoding information on to gift cards, tipping cards on to backer cards and has developed a fulfillment system to distribute security products for global customers. The Company also produces a line of scratch-off foils for cards such as telephone, gift and reward cards. The Company has also developed a security hologram for financial transaction cards. Sales of products in this market represented approximately 13.8% of the Company’s net sales in 2005. See “— Chemical Coatings — Security Products.”

Another significant area for the Company’s products is the pharmaceutical industry, which includes heat transfer printing for intravenous solution bags and other medical supplies. The Company’s products provide the pharmaceutical industry with a reliable, environmentally safe method of conveying crucial medical information on surfaces on which printing is difficult. The Company has also developed a product which allows bar codes to be read on intravenous solution bags. The Company’s coatings for this market are used on FDA-registered products and are able to survive the sterilization process without degradation. The Company is one of the most significant suppliers to this growing market and is the primary supplier to Baxter Healthcare Corporation for these products worldwide. Sales of products in this market represented approximately 14.4% of the Company’s net sales in 2005. See “— Chemical Coatings — Pharmaceutical Products.”

The Company’s Specialty Pigment and Simulated Metal Products serves a variety of other consumer and industrial markets, which take advantage of the special functional capabilities of the Company’s coatings. These markets include the automobile battery and cosmetics markets, which require acid and solvent resistant markings, and the consumer electronics and appliances markets, which require special surface durability and resistance to ultra-violet light degradation. A major market sector served was use of these foils on board and paper stock (graphics) for secondary packaging, greeting cards and other decorative applications. This product category had grown as a result of the CFC Oeser acquisition, although sales of this product line in Germany continue to decline as the Company deemphasizes this sector of the product line in favor of more profitable products. Sales of products in this market represented approximately 10.9% of the Company’s net sales in 2005. See “— Chemical Coatings — Specialty Pigmented and Simulated Products.”

CFC’s products are sold to more than 1,000 active customers worldwide. The Company generated approximately 44.5% of its 2005 revenues from sales outside of the United States and has sales offices in the United Kingdom and France, as well as manufacturing and sales capability in Germany. In addition, the Company works thru an extensive group of distributors in Asia and the Pacific Rim. The Company’s margins and operating income result from the Company’s proprietary technologies and from the Company’s focus on quality. The Company received its International Standards Organization (“ISO”) 9001 registration in June 1995, and was recently re-certified to the newer 2000 version in August 2003. The Company’s ISO9001/2000 Registered Quality Management System certification provides assurance to the Company’s customers that its quality systems are consistently capable of providing products that meet the customers’ requirements. The Company’s quality systems were audited in 2005 by an accredited “ISO” auditing firm and no major system deficiencies were noted.

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

Low-Cost Producer. The Company plans to maintain and enhance its position as a low-cost producer of specialty transferable coatings by reducing and limiting its manufacturing costs and by increasing the efficiency of the Company’s operations. In this regard, the Company has an Employee Gain-Sharing Program whereby employees are paid a portion of the annual cost savings that the Company realizes. The Company also continually modifies its manufacturing processes and equipment to more efficiently utilize the Company’s production facilities and limit waste. The Company continues to focus on solving non-conformances in the manufacturing process. The Company has also introduced a program to reduce cycle times in the manufacturing process utilizing lean manufacturing techniques. The Company is currently identifying projects which would benefit from applying the Six Sigma principles. The Company has a Six Sigma black belt on staff who has trained several Six Sigma green belt candidates in early 2005. The Company is already benefiting from this initial Six Sigma training.

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

Development of New Technology. Management of the Company believes that a major factor contributing to the Company’s operations has been continued investment in research and development which is managed globally. Continued development of new products and processes will be critical to keep abreast of the technology-driven changes in the needs of the Company’s customers and to maintain a technical advantage over the Company’s competitors. The Company’s Research and Development department has contributed to the development of formulae, proprietary know-how, modifications to existing equipment, and specifications for both new equipment and new raw materials. The Company has developed an improved version of the heat transfer base product used to emboss holographic images for financial transaction cards such as Visa. This new embossable HoloV or credit card foil base allows our customers to achieve a brighter holographic image, permits card producers to apply the foil patches at higher speeds, and has greater durability and chemical resistance on the final transaction card. This same technology is employed in other markets such as identification cards, plastic decorating and high-performance labels. The Company has introduced a second-generation version of their popular HoloLam® (holographic laminate for transaction, credit and gift cards). The new product, HoloLam Plus™ (patent applied for), has many new features and benefits over its predecessor such as: improved performance (better laminate bond), more and varied security features (De-Metallization (DeMet), high refractive index (HRI), ultra violet (UV) and infrared (IR) printing, better lay flatness (easier to print and process) and custom registered holography for credit cards. The

Company has developed a morphing security hologram that with simple movement of the hologram allows for instant authentication. By combining two high security, complex stereographic images, consumers can easily check for authenticity by simply rolling the holographic image from side-to-side to see one image change into another. This new development addresses what had previously been identified as a weakness for holography as an authentication device, namely its dependence upon covert (forensic) elements that only someone with a microscope or other types of analytical tools would be able to identify and authenticate as a real hologram/product. The Company has extended its developments for HoloLaser™ (a heat transfer foil that is applied to security documents, and able to withstand the heat of laser printing the variable information onto the documentation) to yield two new premium HoloCurrency foils that the Company’s laboratory believes meet or exceed all of the known currency performance test requirements. Further, these new products have been shown to process at the highest speeds presently employed in the market. The Company has also developed a two-sided embossed strippable holographic material to manufacture holographic pigments for use in coatings and inks (i.e., cosmetics and decorative paints). The Company has continued to grow its family of scratch-off foils widely used to mask personal identification numbers (PIN) or other private codes on phone, credit, gift, identification or other cards. The Company has developed a pressure sensitive security label with sophisticated features that include double-layer voiding and registered demetalization for use on packaging and brand protection. This complex construction can be used on both boardstock and plastic surfaces over a wide range of temperatures. The Company continues to exploit its voidable foil technology. New applications and customized constructions continue to be developed to meet customer and end-use demands. The Company has developed a high refractive index material that is used on driver’s licenses and passports. The Company has also developed a special woodgrain product for inmold decorating of interlocking floor tiles with both functional and decorative attributes. This product will fully cover and bond to the top surface of the tile and the contours of the tile during the molding process. The Company has successfully developed and commercialized a holographic laminate for metal substrates. The resultant laminate can be formed, printed and post-fabricated while still retaining the holographic brightness and appearance. The Company has developed a virtual seamless holographic shim up to 40” for its wide embossing machines. The Company has also combined other commercially available technologies, such as color shifting inks to raise the security bar on the Company’s products.

Overview of Products

The Company’s principal product types include the following:

•	Holographic Products include the Company’s high-technology holograms used as security markings on products such as computer microprocessors and merchandise, transportation and event tickets, and other products susceptible to counterfeiting or tampering, as well as holographic images for packaging and other visual markets. The Company has a patented, computer-generated dot-matrix process which produces minute juxtaposed holographic gratings resulting in a composite image with up to 60,000 individual images per square inch and which can contain both overt and covert data. The Company uses AEGIS™ (Anti-Counterfeit Encrypted Graphic Image System), a computer-based imaging system that offers significant advances and improvements over what the industry calls dot matrix holography. The Company has introduced a virtual seamless, up to 40”, web packaging product. The Company has developed an InMold holographic packaging product, which is applied in the molding process and maintains the product’s eye catching appeal. The Company also has developed a morphing security hologram that with simple movement of the hologram allows for instant authentication. By combining two high security, complex stereographic images, consumers can easily check for authenticity by simply rolling the holographic image from side-to-side to see one image change into another. This new development addresses what had previously been identified as a weakness for holography as an authentication device, namely its dependence upon covert (forensic) elements that only someone with a microscope or other analytical tools would be able to identify and authenticate as a real hologram/product. The Company has incorporated the voidable technology to make a holographic security device that is also tamper-evident. The Company has also incorporated some commercially available technologies such as color shifting inks. The new embossable HoloV or credit card foil base allows our customers to achieve a brighter holographic image, permits card producers to apply the foil patches at higher speeds and has greater durability and chemical resistance on the final transaction card. In late 2004, the Company introduced HoloLam Plus™ (patent applied for). This product is a full faced registered hologram for the card industry.

•	Printed Products include specialized functional coatings used primarily as an alternative to painting or using liquid coatings on high-pressure laminates for wood substitutes and plastics. The most important markets for these products include engineered board products used in the RTA furniture market, kitchen and bath cabinets, factory-constructed housing interiors, value-priced furniture, window trim and moldings, picture frames, consumer electronics, automotive and appliance markets. NeoClad™ is a thermoformable, wrappable, non-PVC laminate that is more environmentally friendly than competitive vinyl laminates. This product adheres to the various surface elevations of profiled edges of medium-density fiberboard applications such as panel doors, and helps round out our offering to the furniture market. Its finish is comparable to wood veneer, and it is less expensive and easier to apply than vinyl products, which saves our customers significant labor costs. The Company’s can also print in register with the Company’s InMold decorating technology to produce precision layouts while being automatically transferred in the molding process.

•	Security Products include tamper-evident signature panels and abrasion resistant tipping foils for transaction cards, as well as specialized multi-coercivity magnetic stripe products applied to both plastic transaction cards and disposable fibrous substrates, such as driver’s licenses, student identification cards, airline tickets, mass-transit tickets, bank books and telephone debit cards. The Company has developed a hologram embedded into a functional magnetic stripe. The Company has developed a series of scratch-off foils for the card industry. This product line also includes intaglio printing used on documents such as stock certificates, bonds, birth certificates, gift certificates and certificates of authenticity. Other products in this group include encoding numbering and applying security devices to gift cards. The Company has developed a sophisticated fulfillment system to distribute security products for global customers.

•	Pharmaceutical Products consist of specialized functional coatings for heat transfer printing on pharmaceutical products, such as intravenous solution bags, syringes and other uses requiring non-toxic ingredients, adhesion during and after the sterilization process and is FDA regulated, domestically. The Company also has developed a thermal transfer ribbon, which the Company believes is the first of its kind. This product complies with FDA regulations and is used for application on intravenous solution bags to render them bar-code readable.

•	Specialty Pigmented and Simulated Metal Products. Specialty Pigmented Products include automobile batteries, cosmetics containers, industrial signage and other markets requiring a particularly durable specialized functional coating. Specialty Simulated Metal Products incorporate a microscopically thin layer of aluminum resulting in a metallic look that includes bright-simulated metal and reflective coatings used in the appliance, automotive and cosmetic markets. Most of these coatings are produced with state-of-the-art ultra-violet curing processes, which result in higher abrasion and chemical resistance. Another offering in this product category is Infraprint, a coatings technology that permits high-speed digital and laser printing onto plastic substrates.

Markets

The Company and its subsidiaries operate in a single business segment, which is the formulating and manufacturing of chemically-complex, multi-layered functional coatings. The following table summarizes the Company’s principal markets and product applications:

Market	Application	Selected Customers/ End Users	% of CFC Sales 2005	Key Product Features
Holographic Products (product authentication, high-end eye-catching packaging, HoloLam Plus™ (patent applied for), HoloV or credit card foil base)	Authentication seals, security labels and point-of-purchase packaging	Computer Component Manufacturers, Deutsch Bahn Security, Foreign Governments, Graphic Packaging, Printers	25.2%	• Fully integrated manufacturing process • AEGIS (anti-counterfeit encrypted graphic imaging system) • Morphing security image • Overt and covert features • Virtual seamless

Printed Products (Engineered Board, building products, consumer electronics, home decorating, trophies/awards)	RTA furniture (bedroom, office, entertainment centers), promotional furniture (hotel and office), cabinets, manufactured home interiors, picture frames, award plaques, trophy bases	Ashley Furniture, Berry Flooring, Founders Furniture, Giusto Manetti Battiloro S.p.A. (Italy), Harden Manufacturing, Sauder Woodworking, Standard Furniture, Unilin Décor	35.7%	• Scratch/mar resistant finishes (Armorite Plus™) • Match to any pattern and/or color • NeoClad™

Security Products (transaction cards, identification cards, stocks and bonds, gift certificates and gift cards)	Magnetic stripes, signature panels, indent and tipping foils for credit cards, debit cards, ATM cards, access cards, driver’s licenses, passports, intaglio printed security documents, gift cards, money delivery pouches, scratch-off foils	American Express, Best Buy, Diners Club, Discover Card, Domestic and Foreign Governments, Eurocard, MasterCard, Oberthur, Outback Steakhouse, Sears, VCT-Qualteq, Visa	13.8%

•      High coercivity magnetic stripe is durable (exceeds life of card)

•      Magnetic stripes and clear signature panel for in-line extrusion

•      Intaglio printed stocks, bonds, birth certificates and gift certificates

•      Gift cards

•      Sophisticated fulfillment and distribution system

Pharmaceutical Products	Intravenous solution bags, drainage bags, renal bags, syringes, pipettes, tubing	B. Braun Medical, Baxter Healthcare, C.R. Bard, Fresenius, Bieffe Medital, Hospira Inc., Tyco Kendall	14.4%	• Used on FDA registered products • Passes stringent sterilization process • Thermal transfer ribbon to enable bar code reading

Specialty Pigmented and Simulated Metal Products (injection molded and extruded plastics, graphics (paper and boardstock)	Beverage cases, industrial safety signs, battery cases, vent caps, spark plugs, dashboard inserts, toys, cosmetic containers, secondary packaging	Danaher Controls, Edelman, Johnson Controls, Newell Rubbermaid, Rehrig Pacific, Siemens VOO	10.9%	• Scratch/mar resistant • Chemical resistant • Low-cost alternative • Ability to color match • Non-toxic

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

CFC Holographics’ patented computer-generated dot matrix holographic origination process is capable of producing tiny “dot” holograms at a coverage rate of up to 60,000 dots per square inch. Each individual dot hologram can be oriented at any one of 256 different angles, thus creating juxtaposed holographic cells that change when the viewing angle changes. The Company also can produce computer-developed overlapping images so that these images appear as the viewer’s angle-of-view changes. The flexibility created by the dot matrix process provides the Company with state-of-the-art holographic products that are both cost-effective and extremely intricate and, as a result, difficult for competitors to generate products of comparable quality and security orientation. The Company’s holographic technology, AEGIS, further enhances this dot matrix holography. AEGIS allows micro precision dot placement, and varying dot sizes and shapes to be mixed together to create very smooth, fine lines and extremely complicated arcs and curves. AEGIS puts advanced security into dots-type holography, producing features that are difficult to reproduce at any resolution. The Company has developed a morphing security hologram that with simple movement of the hologram allows for instant authentication. By combining two high security, complex stereographic images, consumers can easily check for authenticity by simply rolling the holographic image from side-to-side to see one image change into another. This development addresses what had previously been identified as a weakness for holography as an authentication device, namely its dependence upon covert (forensic) elements that only someone with a microscope or other analytical tools would be able to identify and authenticate as a real hologram/product. The Company has also introduced HoloV, which is a product that customers can use to emboss a wide range of security images including security holograms specifically for use on credit cards and identification cards. The Company has introduced HoloLam Plus™ (patent applied for), a registered full-face holographic pattern laminate for the full front and back of credit cards and other type of security and transaction cards. The Company is in the process of developing a Holo currency product. The Company’s testing would indicate this product would pass the stringent specifications for the Euro and Japanese Yen. The Company has developed a high reflective index material that is used on driver’s licenses and passports.

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

In holography, the Company developed a product that uses cold transfer technology to simplify the decoration process of packaging. By using the cold transfer technology, there is no stamping die, heat or high pressure to create the transfer. Rather, the customer prints a special adhesive in the desired patterned area, and simply presses the cold transfer product against the adhesive to complete the transfer of holography in that exact pattern. The Company has also developed a virtual seamless holographic process. The Company’s priority is to produce a world class, bright, defect-free rainbow pattern.

Holographic products represented approximately 25.2%, 22.6% and 23.7% of the Company’s net sales in the years ended December 31, 2005, 2004 and 2003, respectively.

The Company expects this product line to continue to experience double digit growth in 2006, due to companies around the world demanding increased security/authenticity protection on their products, and additional consumer holographic packaging opportunities.

Printed Products

The Company’s printed coatings are featured on numerous consumer products manufactured by companies. Printed Products include engineered board coatings for ready-to-assemble (RTA), promotional furniture, picture frames, manufactured housing and window treatments.

Engineered Board Coatings. Engineered board coatings are functional and simulated patterned coatings including woodgrains, marbles, granites and other patterns used to coat medium density fiberboard. A broad range of global consumer markets utilize engineered wood for promotional, value priced and RTA furniture and other products like flooring, doors and windows, and plaques. Promotional and value priced furniture is designed to provide an inexpensive alternative to traditional furniture and is a market which has experienced especially strong growth in recent years. RTA furniture products include home entertainment centers, home theater systems, TV and VCR stands, bookcases and furniture designed to hold home-office equipment. NeoClad™ is a thermoformable, wrappable, non-PVC laminate that is more environmentally friendly than competitive vinyl laminates. It also has the look of real wood. This specially formulated film is a durable, thermoformable decorating laminate available in woodgrain patterns and other designs. NeoClad is also protected with the Company’s proprietary topcoat technology Armorite Plus™. Armorite Plus™ is an innovative coating technology used in certain of the Company’s printed products that provides exceptional scratch and mar resistance while allowing the customer greater manufacturing efficiency by reducing the need for another processing application. In addition, Armorite Plus™ has provided customers with cost savings due to a reduction in handling and shipping damage to their products.

Plastic Substrate Coatings. Plastic substrate coatings manufactured by the Company are used for similar visual and functional purposes as its Engineered Board coatings and are used on appliances, windows, doors, specialty window treatment coatings and picture frames.

The fastest growing market for plastic fiber composite substrate coatings is the plastic building products market, which uses these substrates for windows, doors, decks and fencing. Plastics and fiber composites are more cost effective than wood. Plastic exterior building products do not shrink or warp to the degree that wood does and they are not susceptible to insect damage. The two principal challenges facing coatings for the plastic building products industry are fade resistance and adequate adhesion. CFC utilizes an erosion resistant resin system to produce one of the most fade resistant coatings used in the industry. The resin system also produces flexible coatings, which allows for vacuum forming on plastics or post-forming on metal treated surfaces without visible cracking of the coating. CFC has also developed unique adhesion characteristics, which have improved acceptance of this coating in the marketplace.

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

Printed products represented approximately 35.7%, 36.0% and 27.3% of the Company’s net sales in the years ended December 31, 2005, 2004 and 2003, respectively.

This product line should experience moderate growth in 2007.

Security Products

Security Products are divided into several categories within CFC’s core coatings product line. These include tamper-evident signature panels, multi-coercivity magnetic stripe, security holograms combined with magnetic stripe, high-abrasion indent and tipping foils, scratch-off foils, intaglio printed documents, gift cards and a sophisticated fulfillment system to distribute security items.

Signature panels are formulated for credit and transaction cards and are designed to accept a wide variety of writing instruments directly on the signature panel. If tampering with the signature occurs, either through erasure or chemical treatment, the coating on the signature panel will discolor. This is a security feature requested by and specified by companies such as American Express, Diners Club, Eurocard, MasterCard, Visa and Discover Card.

Multi-coercivity magnetic stripe products are coatings applied to plastic transaction cards, either by a conventional heat transfer process, or by a laminating process. The Company’s magnetic stripe product offers improved ease of application and multi-coercivity (the amount of energy needed to encode information onto the stripe). The coercivity of a magnetic stripe determines the resistance of the stripe to extraneous energy sources. Magnetic stripes may also be used in combination with security holograms to further enhance card security, and do not require a costly changeover in all reading device technology by retailers.

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

Security products represented approximately 13.8%, 13.1% and 13.3% of the Company’s net sales in the years ended December 31, 2005, 2004 and 2003, respectively.

The Company expects sales in this product area to continue to grow in 2006. The Company also anticipates producing a greater volume of intaglio printed documents for foreign consumption, continued penetration in the gift card market, and results from a pull through strategy for magnetic stripe by its highly successful HoloLam Plus™ (patent applied for) products.

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

Typical applications for pharmaceutical coatings include intravenous solution bags, blood bags, renal bags, drainage bags, tubing and disposable syringes. CFC currently has stringent certification programs in place with large pharmaceutical companies, which provide the Company with their specific substrates and their exact usage requirements. CFC establishes quality control testing procedures to meet or exceed the customers’ incoming quality control requirements, and, therefore, saves its pharmaceutical customers considerable time and labor costs on incoming inspections. The Company also produces a white thermal transfer ribbon that complies with FDA regulations and used for application on intravenous solution bags to render them bar-code readable.

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

Pigmented coatings used on pharmaceutical products represented approximately 14.4%, 14.3% and 17.6% of the Company’s net sales in the years ended December 31, 2005, 2004 and 2003, respectively.

The Company expects a three to five percent increase in this product line in 2006, as an aging global population is projected to require more medical services and underdeveloped countries acquire more sophisticated medical technologies.

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

Specialty pigmented and simulated products represented approximately 10.9%, 14.0% and 18.1% of the Company’s net sales in the years ended December 31, 2005, 2004 and 2003, respectively. The market for simulated metal coatings, particularly for use in graphics, is highly competitive and has been experiencing generally declining gross margins. Accordingly, the Company has determined to not actively pursue lower margin graphics business in this market. Notwithstanding this decision, beginning with the CFC Oeser acquisition in March 1999, this product line’s volume has increased substantially because the majority of CFC Oeser’s sales were in this category, representing 73.0% of specialty pigmented and simulated metal sales for 2005. The Company’s strategy is to add technology to the CFC Oeser product line and enhance the value of these products.

The Company continues to better utilize its coating capability in Germany and focus on higher margin, growth-oriented markets and expects this product line to experience no growth in 2006.

International Sales

The Company maintains sales offices in the United Kingdom and France, and manufacturing, warehouse, laboratory and offices in Germany. In addition to sales made directly to international customers by the Company’s Regional Managers covering Europe and the Pacific Rim (including Japan). The Company hired in October 2005 a full-time resident of Hong Kong to increase penetration in the Pacific Rim. The Company also sells to customers around the world through a network of 88 distributors. The Company’s markets have seen a new globalization, and the Company plans to continue its emphasis on the worldwide requirements of its customers and expanding overseas demand.

During the years ended December 31, 2005, 2004 and 2003, net sales to Europe, the Pacific Rim, and other customers outside of the United States were approximately $40,230,000, $38,453,000 and $32,560,000, respectively, and represented approximately 44.5%, 46.6% and 51.9%, respectively, of the Company’s net sales.

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

The Company maintains a group of personnel that is dedicated to the creation of new patterns, designs, colors, shades and textures, including holographic designs. This includes an engineering and chemistry laboratory in Chicago Heights, Illinois that employs eight people. The Company also maintains an art origination studio in Countryside, Illinois, that is dedicated to holographics and which employs four people who perform holographic research and development. In addition, the Company has an engineering and chemistry laboratory in Göppingen, Germany that employs seven people. In the years ended December 31, 2005, 2004 and 2003, the Company spent approximately $2,586,000, $2,959,000 and $2,167,000, respectively, on research and development.

Marketing and Sales

As of December 31, 2005, the Company had 45 full time sales and marketing professionals serving over 1,000 existing customers. Sales personnel include the Senior Vice President of Sales, Americas, who is responsible for the Americas and the Pacific Rim, an European Sales Manager who is responsible for Europe, Africa and the Middle East, a Vice President of Global Marketing and three Product Managers, along with 18 Field Sales Engineers who are compensated on a salary plus commission basis. The Vice President of Global Marketing also supervises the three Product Manager who cover holographic products; pharmaceutical, patterned and specialty pigmented and simulated metal products; and card products. The majority of CFC’s products are sold directly to original equipment manufacturers who in then incorporate the Company’s products into their own products. In addition, limited use is made of a distributor network, including one distributor who services small accounts in the United States and 87 distributors who service international markets.

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

The Company’s three largest customers in 2005 were Baxter Healthcare, Intel and American Bank Note Holography (ABNH). Sales made to Baxter are pursuant to an exclusive provider contract, which was renewed for five years in October 2002. The agreement requires the Company to supply all of Baxter’s needs for transferable coatings at specified prices, which may be adjusted to reflect changes in certain of the Company’s costs. Sales to Baxter for each of 2005, 2004 and 2003, were approximately $6,927,000, $6,498,000 and $6,920,000, respectively. Sales to Intel are made on an individual purchase order basis. Sales to Intel for each of 2005, 2004 and 2003, were approximately $5,247,000, $4,481,000 and $4,132,000, respectively. Sales to ABNH for each of 2005, 2004 and 2003, were approximately 5%, 0%, and 0% of the Company’s net sales. An exclusive provider contract was entered into with ABNH in January, 2006 that runs for five years. The agreement requires the Company to supply certain products to ABNH at specified prices which may be adjusted to reflect changes in certain invoices. Sales are made on an individual purchase order basis.

Manufacturing and Production

Much of the Company’s machinery and equipment was engineered and developed by the Company. Technical manufacturing efficiencies allow the Company to maintain high quality standards while producing products efficiently. The Company’s introduction of a 60” wide holographic embosser has given the Company a competitive cost advantage over the industry norm of 30” to 48” wide capabilities. Management of the Company believes this has significantly increased the potential applications for holographic products.

The Company obtained ISO 9001 registration from an approved ISO 9001 accreditation firm in June 1995, which permits the Company to offer certification programs to its customers, thereby eliminating the need for the customers to make incoming inspections of the Company’s products and also providing just-in-time inventory, reducing customers’ inventory carrying costs. The Company successfully received re-certification to the newer standards ISO9001/2000 in August 2003. Surveillance audits were successfully completed domestically and in Europe in 2005, by an accredited auditing firm, no major deficiencies were noted.

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

Competition

CFC competes with a number of companies in the transferable chemical coatings industry. The Company is aware of only one competitor, Leonhard Kurz & Co. GmbH, which competes with the Company in most of the Company’s markets. This competitor announced to its customers in October 2003 that they were exiting the domestic printed pattern products market early in 2004, and did in fact exit this market in February 2004.

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

Employees

As of December 31, 2005, the Company had approximately 401 full-time employees. These included 208 in manufacturing, 103 in support services, 45 in marketing and sales, 19 in research and development and 26 in administration and management. Certain manufacturing employees of the Company’s in Germany are covered by collective bargaining agreements. The Company has never experienced a significant work stoppage and considers its employee relations to be good.

ITEM 1A.	RISK FACTORS

In addition to other information in this Annual Report on Form 10-K, the following risk factors should be carefully considered in evaluating our business and us because these factors currently have a significant impact or may have a significant impact on our business, operating results or financial condition. This Form 10-K contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth below and elsewhere in this Form 10-K.

VISA ‘s decision to discontinue the use of the current version of our holographic magnetic tape could impact our results of operations and financial condition in 2006.

We are currently working on the development of a second generation of holographic magnetic tape, but there can be no assurance that we will be successful in developing such a product, or that any such product will be acceptable to our customers. Further there can be no assurance that a competitor of ours will not develop an acceptable product that is adopted by our customers. If we are unable to meet the requirements of card providers for the holographic magnetic stripe, the loss of sales associated with this holographic magnetic stripe could have a material adverse effect on our results of operations and financial condition.

We may be subject to claims arising from the suspension of sales of our holographic magnetic tape product.

VISA has recommended to its members that cards bearing the holographic magnetic tape product already in the market be replaced as soon as practical. Additionally, as a result of VISA’s notification to financial institutions and authorized card manufacturers, ABNH has received communications from customers seeking to address the status and disposition of their holographic magnetic tape inventory and orders. In its correspondence to ABNH relating to our holographic magnetic tape, VISA has stated to us its view that “a remediation program for impacted stakeholders may be necessary” and that VISA would seek indemnification from ABNH for such costs and/or claims. ABNH may in turn seek indemnification from us. We have been evaluating VISA’s actions and claims.

In the event that ABNH or other third parties assert claims against us, our financial condition and results of operations may be adversely affected.

Our quarterly and annual operating results may fluctuate and the price of our common stock may change in response to those fluctuations.

Our quarterly and annual operating results have varied in the past and may vary significantly in the future depending on factors such as:

•	the impact of the VISA decision on our business,

•	timing of customer orders,

•	customer business cycles,

•	cancellation or expiration of customer contracts or programs,

•	inventory replenishment,

•	increased competition,

•	changes in our and our competitors’ pricing policies,

•	changes in the cost of materials or labor,

•	cost and availability of the services of subcontractors,

•	costs of recruiting or relocating personnel,

•	increased research and development expenses,

•	expenses associated with litigation,

•	market acceptance of our products,

•	the time required for customer testing and evaluation,

•	costs associated with implementing changes in operations,

•	investments in new technology and equipment,

•	changes in facility requirements,

•	changes in our business strategy, and

•	general economic factors.

Because our revenues and operating results may fluctuate, it is possible that in some future quarter, our revenues or operating results will be below the expectations of public market analysts and investors, which could cause our stock price to decrease.

Our industry is subject to rapid technological change, and we may not be able to forecast or respond to commercial trends.

Our growth strategy and future success is dependent upon commercial acceptance of products incorporating technologies we have developed and are continuing to develop. Technological tends have had and will continue to have a significant impact on our business. Our results of operations and ability to remain competitive are largely based upon our ability to accurately anticipate customer and market requirements. Our success in developing, introducing and selling new and enhanced products depends upon a variety of factors, including:

•	accurate technology and product selection;

•	timely and efficient completion of product design and treatment;

•	timely and efficient implementation of manufacturing processes;

•	product performance; and

•	product support and effective sales and marketing.

We may not be able to accurately forecast or respond to commercial and technological trends in the industries in which we operate.

Technological changes, process improvements, or operating improvements that could adversely affect us include:

•	development of new technologies by our competitors;

•	changes in product requirements of our customers; and

•	improvements in the alternatives to our technologies.

We may not have sufficient funds to devote to research and development, or our research and development efforts may not be successful in developing products in the time, or with the characteristics, necessary to meet customer needs, if we do not adapt to such changes or improvements, our competitive position, operations and prospects would be materially affected.

If we are unable to continue to introduce new products, our results will be adversely affected.

We believe our future growth depends significantly upon our ability to successfully introduce new products. We are subject to the risks inherent in the development of new products, including risks associated with attracting a customer base, and manufacturing products in a cost-effective and profitable manner. Product development is based on our expectations regarding future growth of target markets, but it is difficult to anticipate the direction of future growth and to design products to meet the needs of a changing market. Changes in technology could render our products less attractive. If the market for our new products fail to grow, or grows more slowly than anticipated, we may be unable to realize the expected return on our investment in product development, and our business, operating results, financial condition and prospects could be materially adversely affected.

If we are not able to successfully protect our intellectual property our business could be materially and adversely affected.

Our business is dependent to some extent upon our proprietary technology. We utilize a combination of patents, trade secrets and confidentiality agreements, as well as restricted access and other forms of intellectual property protection to safeguard certain of our proprietary technology and processes. We also hold certain trademarks with respect to certain products and services. We cannot be certain as to the degree of protection offered by any of our patents or as to the likelihood that patents will be issued for any of our pending applications. Certain of our patents have expired and others have been declared invalid in the past. Other patents will expire over the next several years. We also rely upon unpatented proprietary know-how and continuing technological innovation and other trade secrets to develop and maintain our competitive position. While it is our policy to enter into confidentiality agreements with our employees and third parties to protect our intellectual property, these confidentiality agreements may be breached, may not provide meaningful protection for our trade secrets or proprietary know-how, or adequate remedies may not be available in the event of an unauthorized use or disclosure of our trade secrets and know-how. In addition, others could obtain knowledge of our trade secrets through independent development or other access by legal means. The failure of our patents or confidentiality agreements to protect our processes, apparatuses, technology, trade secrets or proprietary know-how could result in significantly lower revenues, reduced profit margins and/or loss of market share. In addition, litigation may be necessary in the future to enforce our intellectual property rights or to determine the validity and scope of our patents or of the proprietary rights of others. Such litigation might result in substantial costs and diversion of resources and management attention.

If our products infringe on the intellectual property rights of third-parties, our business may suffer if we are sued for infringement or cannot obtain licenses to these rights on commercially acceptable terms.

We are subject to the risk of adverse claims and litigation alleging infringement by us of the intellectual property rights of others. In the past, third-parties have claimed, and may in the future claim, infringement by our products. Any such claims, with or without merit, could result in significant litigation costs and diversion of management attention, and could require us to enter into royalty and license agreements that may be disadvantageous to us or cause other harm to our business. If litigation is successful against us, it could result in invalidation of our proprietary rights and liability for damages, which could have a material adverse effect on our business and financial condition.

We face competition or potential competition from companies with greater revenues then ours, and if we are unable to compete effectively with these companies, our business could be harmed.

We face substantial competition from established companies in many of the markets we serve. Some of our competitors have greater financial, engineering, manufacturing and marketing resources, broader product offerings and service capabilities and larger installed customer bases than we do. As a result, our competitors may be able to respond more quickly to new or emerging technologies or market developments by devoting greater resources to the development, promotion and sale of products which could impair sales of our products. In addition, their greater capabilities in these areas may enable them to:

•	better withstand periodic economic downturns;

•	compete more effectively on the basis of price and technology;

•	more quickly develop enhancements to and new generations of products; and

•	more effectively retain existing customers and obtain new customers.

In addition, new companies may in the future enter the markets in which we compete, further increasing competition.

We believe that our ability to compete successfully depends on a number of factors, including:

•	performance of our products;

•	quality of our products;

•	reliability of our products;

•	our ability to ship products on the schedule required;

•	our success in developing new products;

•	existing market and economic conditions; and

•	price of our products and our competitors’ products.

Many of these factors are outside our control. We may not be able to compete successfully in the future, and increased competition may result in price reductions, reduced profit margins, loss of market share, and inability to generate cash flows that are sufficient to maintain or expand our development of new products.

Since a significant percentage of our sales are derived from overseas customers, our exports and business may be subject to some risks related to doing business internationally.

Sales derived from customers outside the United States were 44.5% of our total sales in 2005 and 46.6% of our total sales in 2004. Our international sales are subject to risks, including:

•	U.S. and international regulatory requirements and policy changes,

•	exchange rate fluctuations,

•	political and economic instability,

•	national and regional labor strikes,

•	difficulties in accounts receivable collection,

•	tariffs and other barriers, and

•	difficulty in attracting, retaining and managing international representatives.

These factors may have a material adverse effect on our future international sales, and consequently our business, financial condition or results of operations.

Our principal stockholder controls all matters requiring stockholder approval, including a change of control that you might otherwise approve.

Roger F. Hruby, our principal stockholder, in the aggregate beneficially owns approximately 59% of our common stock as of March 31, 2006. Consequently, he has the ability to:

•	elect a majority of the members of the board of directors of our Company;

•	determine, without the consent of our other stockholders, the outcome of certain matters submitted to our stockholders for approval, including amendments to our certificate of incorporation, mergers, consolidations and the sale of all or substantially all of our assets; and

•	subject to applicable law, prevent or cause a change in control of our Company.

Such control could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination.

We are subject to many environmental and safety regulations that may result in unanticipated costs or liabilities, which could reduce our profitability.

We are subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances relating to pollution, protection of the environment and the generation, storage, handling, transportation, treatment, disposal and remediation of hazardous substances and waste materials. Actual or alleged violations of environmental laws or permit requirements could result in restrictions or prohibitions on plant operations, substantial civil or criminal sanctions, as well as, under some environmental laws, the assessment of strict liability and/or joint and several liability. Moreover, changes in environmental regulations could inhibit or interrupt our operations, or require us to modify our facilities or operations. Accordingly, environmental or regulatory matters may cause us to incur significant unanticipated losses, costs or liabilities, which could reduce our profitability.

In addition, we could incur significant expenditures in order to comply with existing or future environmental or safety laws. Capital expenditures and costs relating to environmental or safety matters will be subject to evolving regulatory requirements and will depend on the timing of the promulgation and enforcement of specific standards which impose requirements on our operations. Capital expenditures and costs beyond those currently anticipated may therefore be required under existing or future environmental or safety laws.

Furthermore, we may be liable for the costs of investigating and cleaning up environmental contamination on or from our properties or at off-site locations where we disposed of or arranged for the disposal or treatment of hazardous materials or from disposal activities that pre-dated our purchase of our businesses. We may therefore incur additional costs and expenditures beyond those currently anticipated to address all such known and unknown situations under existing and future environmental laws. See Item 3. “Legal Proceedings”.

We can provide no assurance that our internal control over our financial reporting will be effective when Section 404 of the Sarbanes-Oxley Act of 2002 becomes applicable to us.

Under Section 404 of the Sarbanes-Oxley Act of 2002 and the rules issued thereunder, our management is required to conduct an evaluation of the effectiveness of our internal control over financial reporting as of each year-end, beginning December 31, 2007. From that point, we will be required to include in our annual report on Form 10-K a report on our management’s assessment of the effectiveness of our internal control over financial reporting. Our independent registered public accounting firm will also issue an audit report on management’s assessment and on our internal control over financial reporting.

We have undertaken significant efforts in preparation for the requirements of Section 404. However, given the complexities and inherent risks associated with the operation of internal control over financial reporting, we can provide no assurance that our internal control over financial reporting will be effective when Section 404 becomes applicable to us. Moreover, we can provide no assurance as to any matters that might be reported in our management’s assessment of our internal control over financial reporting or our independent registered public accounting firm’s audit report. Ineffective internal control over financial reporting could cause investors to lose confidence in our reported financial information and could result in a lower trading price for our securities.

Loss of key members of our management could disrupt our business.

We depend on the continued employment and performance of our senior executives and other key members of management. If any of these individuals resigns or becomes unable to continue in his present role and is not adequately replaced, our business operations and our ability to implement our growth strategies could be materially disrupted. We generally do not have employment agreements with, and we do not maintain any “key man” life insurance for, any of our executive officers.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The Company owns a 150,000 square foot building at 500 State Street in Chicago Heights, Illinois which houses its corporate headquarters and its primary manufacturing operations, and currently utilizes all of the building’s capacity. In February 2004, the Company acquired the property immediately west of its Chicago Heights, Illinois property. This property is 5.7 acres and contains a 58,000 square foot building that is suitable for the Company’s business. There is approximately 80,000 square feet of green space for future expansion. The Company leases approximately 50% of the new building to the former owner. The former owner relocated the final operation out of this building in September 2005. The Company’s other principal properties that are leased include the following: a 38,000 square foot intaglio printing facility and a 10,000 square foot warehouse in Countryside, Illinois; a 10,000 square foot facility in a suburb of London, England, previously used for finishing and a warehouse prior to consolidation into Germany. On December 6, 2004, the Company subleased this United Kingdom lease and entered into a new lease for approximately 500 square feet of office space in Beckenham, England. The Company also leases approximately 500 square feet of office space in Paris, France. The Company also owns a 79,000 square foot manufacturing, warehouse, laboratory and office facility in Göppingen, Germany. The Company considers its properties to be adequate to conduct its business for the foreseeable future and believes that it would be able to acquire or lease additional property, if needed, on terms acceptable to the Company.

ITEM 3. LEGAL PROCEEDINGS

In November 2001, the Company was notified from the former parent that it may be a potential responsible party with respect to environmental liabilities at the Galaxy Superfund site in Elkton, Maryland. The former parent and other potentially responsible parties entered into a settlement agreement with the governmental agencies in 1991 that provides for remediation of the site and estimated the cost to be approximately $43 million based upon available facts. While the Company has been named a potentially responsible party, the former parent and the Company have reached an agreement whereby the former parent and the Company will share equally in the total cost of remediation that is ultimately determined to be attributed to waste produced by the Company’s former parent. At December 31, 2005, the Company has reserved $125,000 for this matter. The adequacy of the accrued liability is reviewed periodically as additional information becomes available.

In October 2005, the Company filed a restraining order against Optimum Card Solutions, LLC (“Optimum”), Thomas R. Richards and Dawn Gallagher from calling on CFC gift card customers. Richards, a former Vice President of CFC, signed an employment agreement dated May 19, 2003 prohibiting him from hiring employees for two years following termination of his employment. Richards left the Company on May 5, 2005 and took employment with Optimum, a start-up competitor. Optimum hired Dawn Gallagher (also a former employee) on August 5, 2005. The Company alleges that Richards and Gallagher took computer files containing trade secrets. Action taken to bar Optimum from calling on CFC gift card customers. On November 9, 2005, the Circuit Court of Cook County, Illinois, Chancery Division granted a temporary restraining order prohibiting Richards and Gallagher from soliciting holographic gift card business from customers serviced by Richards and Gallagher within two years preceding termination of employment with CFC until trial (scheduled for March 13, 2006). Subsequent to the filing the lawsuit described above, the Company filed an additional lawsuit against Joe Hogan, another former employee of the Company who was the plant manager for the gift card business and who went to work for Optimum. The lawsuit alleges breach of his employment agreement with the Company.

The owner of the property adjacent to the Company’s owned property in Göppingen, Germany has notified the Company that he believes a building on the Company’s property was constructed too close to the common property line, without his consent as required by applicable law. No lawsuit has been filed. The parties have had settlement discussions with regard to the dispute, but no resolution has been reached yet.

On January 12, 2006, the Pennsylvania Event Driven Fund, a holder of 500 Shares, filed a punitive class action complaint in the Circuit Court of Cook County, Illinois (Case No. 06 CH 780), against us and each of our directors. The complaint disclaims any request for damages and seeks only declaratory and injunctive relief. Specifically, the complaint seeks a declaration that non-solicitation, expense reimbursement and termination fee provisions in the merger agreement ostensibly were entered into in breach of the board’s fiduciary duty. The complaint also seeks a multi-faceted injunction requiring the defendants to comply with certain conditions (including a condition that the merger be approved by a majority of the minority of our stockholders) before the merger, or “any acquisition,” can be consummated. The Company intends to vigorously defend against this suit. The Company believes that in view of the termination of the merger agreement that this suit will be terminated by the plaintiff.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock, par value $.01 per share (“Common Stock”), is traded in the Nasdaq National Market tier of The Nasdaq Stock Market (“Nasdaq”), under the symbol “CFCI.” On December 31, 2005 the last reported sale price of the Common Stock on the Nasdaq National Market was $14.05 per share. At April 7, 2006, there were approximately 75 record holders of the Common Stock. Because many of our shares of common stock are held of record by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders. The table below sets forth the high and low sales prices of shares of Common Stock on the Nasdaq National Market as reported by Nasdaq for the periods indicated.

Market Information

	Price per Share of Common Stock
	High	Low
Year Ended December 31, 2005
1st Quarter	25.50	12.18
2nd Quarter	29.28	17.09
3rd Quarter	19.89	13.96
4th Quarter	15.90	13.50
Year Ended December 31, 2004
1st Quarter	7.60	5.29
2nd Quarter	9.16	5.74
3rd Quarter	8.50	6.00
4th Quarter	17.00	6.30

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

There were no Common Stock repurchases in the three months ended December 31, 2005.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data set forth below has been derived from the financial statements of the Company. This selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes thereto appearing elsewhere in this Annual Report.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share data)
Income Statement Data:
Net sales	$90,384	$82,557	$62,788	$61,878	$61,995
Cost of sales (excluding depreciation and amortization)	59,903	54,004	42,455	38,492	41,033
Selling, general and administrative	15,065	15,198	13,634	12,869	13,394
Research and development	2,586	2,959	2,167	2,042	2,221
Depreciation and amortization	4,717	4,577	4,193	3,956	4,076
Transaction expenses	1,015	—	—	—	—

Operating income	7,098	5,819	339	4,519	1,271
Interest expense	1,171	1,132	1,119	1,241	1,484
Interest income	(89)	(35)	(9)	(29)	(10)
Other expense	—	—	—	—	16
(Gain) loss on interest rate swap	(71)	(87)	48	—	—
Other income (rental income)	(84)	(108)	(26)	(28)	(29)
Foreign currency exchange (gain) loss	756	(940)	(1,015)	(688)	767

Income (loss) before taxes	5,415	5,857	222	4,023	(957)
Provision (benefit) for income taxes	2,406	1,847	(39)	1,282	(369)

Net income (loss)	$3,009	$4,010	$261	$2,741	$(588)

Basic earnings (loss) per share	$0.67	$0.91	$0.06	$0.62	$(0.13)
Diluted earnings (loss) per share	$0.65	$0.90	$0.06	$0.62	$(0.13)

Other Data:
Capital expenditures	$3,766	$3,892	$4,067	$2,544	$2,359
Depreciation and amortization (1)	4,717	4,577	4,193	3,956	4,076
Adjusted EBITDA (2)	12,229	11,531	5,525	9,191	4,593
Net cash provided by operating activities	4,578	7,356	3,715	8,003	6,867
Net cash used in investing activities	(3,825)	(4,080)	(4,067)	(2,087)	(2,359)
Net cash provided by (used in) financing activities	366	(3,789)	693	(1,888)	(2,182)

Balance Sheet Data:
Working capital	$18,794	$15,567	$10,147	$12,060	$14,987
Total assets	70,843	72,368	65,515	58,607	55,197
Total debt (3 & 4)	19,237	21,324	24,782	21,486	22,134
Stockholders’ equity	35,352	32,499	27,552	26,251	22,807

(1)	Depreciation and amortization excludes amortization related to debt financing costs.

(2)	The Company believes earnings before interest expense, income taxes, and depreciation, amortization and transaction expenses (adjusted EBITDA) is a useful measurement for its business because management understands that such information is considered by certain investors as an additional basis on which to evaluate the Company’s ability to pay interest, repay debt and make capital expenditures. Adjusted EBITDA should not necessarily be considered as an alternative to net income or cash flows from operating activities which are determined in accordance with Generally Accepted Accounting Principles as an indicator of operating performance or as a measure of liquidity. The table following reconciles net income to adjusted EBITDA as defined:

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands)
Income Statement Data:
Net income (loss)	$3,009	$4,010	$261	$2,741	$(588)
Add back (subtract):
Income taxes (benefit) provision	2,406	1,847	(39)	1,282	(369)
Interest, net	1,082	1,097	1,110	1,212	1,474
Transaction expenses	1,015	—	—	—	—
Depreciation and amortization	4,717	4,577	4,193	3,956	4,076

Adjusted EBITDA	$12,229	$11,531	$5,525	$9,191	$4,593

(3)	Includes current and long-term portions of debt.
(4)	The Company’s debt agreements prohibit the payment of dividends.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with “Item 6. Selected Financial Data” and our financial statements, including the notes thereto, which appear elsewhere in this report.

Overview

The Company formulates, manufactures and sells chemically-complex, transferable multi-layer coatings for use in many diversified markets such as furniture and building products, pharmaceutical products, transaction cards, including credit cards, debit cards, ATM cards and access cards, intaglio printing and on sophisticated embossable coatings for holographic packaging and authentication seals. The Company also has developed a sophisticated fulfillment system. During the period from 2001 to 2005, the Company has experienced, and expects to continue experiencing, shifts in the relative sales and growth of its various products. The Company believes that such shifts are in the ordinary course of business and are indicative of its focus on specific niche markets. The strength of European currencies in 2005 caused an increase in sales of $8.0 million compared to 2001. Holographic products net sales increased from $10.5 million in 2001 to $22.7 in 2005, primarily due to growth in authentication sales and consumer products packaging. Printed products net sales increased from $17.5 million in 2001 to $32.3 million in 2005. This increase in net sales is primarily due to a major competitor exiting this market in February 2004, offset by the decline in sales to the manufactured housing market, and competition from low priced imports from Asia. Pharmaceutical products net sales increased from $10.7 million in 2001 to $13.0 million in 2005, primarily due to the growth of European sales and an aging population. Security products net sales increased from $9.4 million in 2001 to $12.5 million in 2005, primarily due to the Company’s entry into the gift card business in 2002. This increase was offset by a decline in magnetic stripe sales and signature panels resulting from lower selling prices due to increased competition in this market. Specialty pigmented and simulated metal products net sales decreased from $13.9 million in 2001 to $9.9 million in 2005, primarily due to the Company exiting low margin business.

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

Recent Developments

In view of the loss of the Visa business described above in “Business – Recent Developments”, the Company executed a plan to reduce its worldwide workforce by approximately 5% on April 5, 2006, to better match its resources with anticipated revenue. The severance costs associated with this reduction are approximately $67,000. As a result, the Company anticipates calendar year 2006 fully diluted earnings per share to be $0.95 to $1.05.

The Company and ABNH have developed a second generation of the holographic magnetic stripe which they believe will address the ESD problem identified by Visa. Product testing and refinement continues, but the second generation of the holographic magnetic stripe has not yet been submitted to Visa for its review and approval. There can be no assurance that the second generation of the holographic magnetic stripe can be successfully developed or that, if developed, that it will meet the requirements of Visa and other card providers.

If the Company and ABNH are unable to meet the requirements of Visa and other card providers for the holographic magnetic stripe, the loss of sales associated with this holographic magnetic stripe could have a material adverse effect on the Company’s results of operations and financial condition.

Results of Operations

The following table sets forth, for the periods indicated, certain income statement data as a percentage of net sales for such periods:

	December 31,
	2005	2004	2003
Net sales	100.0%	100.0%	100.0%
Cost of goods sold (excluding depreciation and amortization)	66.3	65.4	67.6
Selling, general and administrative	16.7	18.4	21.7
Research and development	2.9	3.6	3.5
Depreciation and amortization	5.2	5.6	6.7
Transaction expenses	1.1	—	—

Operating income	7.8	7.0	0.5
Interest expense and other expense	1.0	1.0	1.7
Foreign currency exchange (gain)	0.8	(1.1)	(1.6)

Income before taxes	6.0	7.1	0.4
Provision for income taxes	2.7	2.2	0.0

Net income	3.3%	4.9%	0.4%

2005 Compared to 2004

Net sales for the year ended December 31, 2005 increased 9.5% to $90.4 from $82.6 million for the year ended December 31, 2004. Holographic product net sales increased 21.7% to $22.7 from $18.7 million for the year ended December 31, 2004, primarily due to gains in the packaging market, plus an increase in sales of security labels due to increased penetration and new security features. Printed products net sales for the year ended December 31, 2005 increased 8.7% to $32.3 from $29.7 million for the year ended December 31, 2004. This was primarily due to a major competitor exiting the market in February 2004. Security products (mag stripe, signature panels, tipping products for credit cards, intaglio printed documents and gift cards) net sales increased 15.2% to $12.5 from $10.8 million. This increase is due primarily to an increase in the volume of gift card business. Pharmaceutical product net sales increased 10.3% to $13.0 from $11.8 million, primarily as a result of sales to existing European customers in the first half of 2005. Net sales of specialty pigmented and simulated metal products decreased 14.5% to $9.9 from $11.5 million, due to the Company exiting lower margin business.

Cost of goods sold for the year ended December 31, 2005 increased 10.9% to $59.9 from $54.0 million for the year ended December 31, 2004 primarily due to the increase in sales and increase in scrap. The cost of sales as a percentage of net sales for the year ended December 31, 2005 was 66.3%, as compared to 65.4% for the year ended December 31, 2004. The increase in cost of goods sold as a percentage of net sales was primarily the result of an increase in scrap and reserves recorded related to the VISA directive, offset by lower direct labor costs as a percentage of net sales and better utilization of the Company’s fixed manufacturing costs.

Selling, general and administrative expenses decreased 0.9% to $15.1 million in 2005 from $15.2 in 2004. The decrease in selling, general and administrative expenses is primarily due to the decrease in incentive payments of approximately $0.8 million, offset by additional sales and marketing resources. Selling, general and administrative expenses for the year ended December 31, 2005 and 2004 as a percentage of net sales decreased to 16.7% from 18.4% as a percentage of net sales. This decrease was a result of increased sales.

Research and development expenses for the year ended December 31, 2005 decreased 12.6% to $2.6 from $3.0 million for the year ended December 31, 2004. The decrease in research and development expense was primarily due to a reduction in incentive payments of approximately $0.5 million, offset by cost of living adjustments. Research and development expenses for the year ended December 31, 2005 and December 31, 2004 as a percentage of net sales decreased to 2.9% from 3.6%, respectively. The decrease in research and development as a percentage of net sales decreased due to the increase in sales and the reasons noted above.

Depreciation and amortization expense for the year ended December 31, 2005 increased 3.0% to $4.7 from $4.6 million for the year ended December 31, 2004. This increase was primarily due to capital spending. Depreciation and amortization expense as a percentage of net sales for the year ended December 31, 2005 decreased to 5.2% from 5.6% for the year ended December 31, 2004. The decrease in percentage was primarily due to the increase in sales.

Transaction expenses related to the transactions with Audax Management and Quad-C Management, Inc. amounted to $1.0 million in calendar 2005. There were none in 2004.

Operating income for the year ended December 31, 2005 increased 22.0% to $7.1 from $5.8 million for the year ended December 31, 2004. Operating income for the year ended December 31, 2005, increased as a percentage of net sales to 7.8% from 7.0% for the year ended December 31, 2004 due to the reasons noted above.

Interest expense for the year ended December 31, 2005 increased to $1,171,000 from $1,132,000 for the year ended December 31, 2004. This increase is primarily due to a decrease associated with regularly scheduled debt payments offset by interest provided for on tax obligations.

Interest income for the year ended December 31, 2005 increased to $89,000 from $35,000 for the year ended December 31, 2004. This increase was primarily the result of cash generated during the year from operations.

Rental income for the year ended December 31, 2005 decreased to $84,000 from $108,000 for the year ended December 31, 2004. This decrease represented rental income from the previous owner, now tenant, in the adjacent building west of the Company’s Chicago Heights, Illinois facility purchased in February, 2004. The tenant, as scheduled, vacated the space in the Summer of 2005.

Loss on foreign currency exchange for the year ended December 31, 2005 increased to $756,000 from a gain of $940,000 for the year ended December 31, 2004. This was a result of the strength of the U.S. dollar against the Euro in 2005, primarily effecting intercompany borrowings.

The change in provision for income taxes is principally related to the increase in income before income taxes, plus an increase associated with U.S. taxes on foreign income.

Net income for the year ended December 31, 2005 decreased to $3.0 from $4.0 million for the year ended December 31, 2004. The net income for the year was due to reasons discussed previously with respect to changes in revenues and expenses.

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

Operating income for the year ended December 31, 2004 increased to $5.8 from $0.3 million for the year ended December 31, 2003. Operating income for the year ended December 31, 2004, increased as a percentage of net sales to 7.0% from 0.5% for the year ended December 31, 2003 due to the reasons noted above with respect to changes in revenues and expenses.

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

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Annual Results of Operations

The following table presents unaudited financial information for each of the quarters in the period ended December 31, 2005 and 2004. This data has been prepared on a basis consistent with the audited financial statements appearing elsewhere in this Report, and in the opinion of management, includes all necessary adjustments (consisting only of normal recurring adjustments) required to present fairly the unaudited consolidated annual results when read in conjunction with the audited consolidated financial statements of the Company and notes thereto appearing elsewhere in this Report. The results of operations for any quarter are not necessarily indicative of results to be expected for any future period.

	Quarter Ended
	Dec. 31 2005	Sept. 30 2005	June 30 2005	Mar. 31 2005	Dec. 31 2004	Sept. 30 2004	June 30 2004	Mar. 31 2004
Net sales	$22,043	$23,124	$22,228	$22,989	$20,659	$21,718	$19,355	$20,824
Cost of goods sold	15,795	15,156	14,548	14,404	14,075	13,842	13,063	13,024
Selling, general and administrative	3,691	3,611	3,841	3,922	4,017	3,725	3,630	3,826
Research and development	494	679	709	704	775	787	789	608
Depreciation and amortization	1,211	1,162	1,170	1,174	984	1,238	1,016	1,339
Transaction expenses	507	74	434	—	—	—	—	—

Total operating expense	21,698	20,682	20,702	20,204	19,851	19,592	18,498	18,797
Operating income	345	2,442	1,526	2,785	808	2,126	857	2,027
Interest expense	347	276	269	279	228	315	291	300
Interest income	(52)	(28)	(4)	(5)	(25)	(7)	(3)	(1)
Loss (gain) on interest rate swap	(5)	(35)	34	(65)	(39)	49	(163)	66
Foreign currency exchange (gain) loss	(18)	9	488	277	(650)	(263)	(52)	25
Other income (rental income) expense	30	(46)	(35)	(33)	10	(50)	(40)	(28)

Income before taxes	43	2,266	774	2,332	1,285	2,082	824	1,665
Provision for income taxes	498	800	276	832	427	651	257	511

Net (loss) income	$(455)	$1,466	$498	$1,500	$858	$1,431	$567	$1,154

Percentage of Net Sales
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	71.7	65.5	65.4	62.7	68.1	63.8	67.5	62.6
Selling, general and administrative	16.7	15.6	17.2	17.1	19.4	17.1	18.8	18.4
Research and development	2.2	2.9	3.2	3.1	3.8	3.6	4.1	2.9
Depreciation and amortization	5.5	5.0	5.3	5.0	4.8	5.7	5.2	6.4
Transaction fees	2.3	0.3	2.0	0.0	0.0	0.0	0.0	0.0

Total operating expense	98.4	89.3	93.1	87.9	96.1	90.2	95.6	90.3
Operating income	1.6	10.7	6.9	12.1	3.9	9.8	4.4	9.7
Interest expense	1.6	1.3	1.2	1.2	1.1	1.4	1.5	1.6
Interest income	(0.2)	(0.1)	0.0	0.0	(0.1)	0.0	0.0	0.0
(Loss) gain on interest rate swap	0.0	(0.2)	0.2	(0.3)	(0.2)	0.0	(0.8)	0.0
Foreign currency exchange (gain) loss	(0.1)	0.0	2.2	1.2	(3.1)	(1.2)	(0.3)	0.1
Other income (rental income) expense	0.1	(0.1)	(0.2)	(0.1)	0.0	0.0	(0.2)	0.0

Income before taxes	0.2	9.8	3.5	10.1	6.2	9.6	4.2	8.0
Provision for income taxes	2.3	3.5	1.3	3.6	2.0	3.0	1.3	2.5

Net (loss) income	(2.1)%	6.3%	2.2%	6.5%	4.2%	6.6%	2.9%	5.5%

The sales volume in the third and fourth quarter of 2005, were driven by a holographic magnetic stripe product. The increase in cost of goods sold as a percentage of net sales beginning in the second quarter of 2005 was due to an increase in scrap at the Chicago Heights facility. In the fourth quarter of 2005, the Company recorded reserves related to a weave issue and the Visa directive in the amount of $544,000, which negatively affected the gross margin for the quarter. During the fourth quarter of 2005, the Company also provided for additional U.S. taxes on foreign income.

Critical Accounting Policies

Management’s discussion and analysis of financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The Company annually reviews its financial reporting and disclosure practices and accounting policies to ensure that its financial reporting and disclosures provide accurate and transparent information relative to the current economic and business environment. The Company believes that of its significant accounting policies (see summary of significant accounting policies more fully described on pages 45 and 48), the following policies involve a higher degree of judgment and/or complexity. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Significant estimates include an assessment of the realization of future tax benefits, inventory reserves and the allowances for doubtful accounts. Actual results could differ from these estimates.

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

The Company evaluates the recoverability of its deferred tax assets on an ongoing basis. In making this evaluation during 2005, the Company considered all available positive and negative evidence, including past results in the U.S. and Germany, the existence of taxable income in Germany during 2004 and 2005 while in prior periods since the acquisition of the CFC Oeser business generated losses. The forecast of future taxable income in Germany are based upon:

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

The foreign net operating loss carry forwards (NOLs) totaling 6.5 million Euros at December 31, 2005 relate to taxable losses in Germany and may be carried forward to offset future taxable income in Germany. At present, the unused NOLs have no expiration dates. In December 2003, new German tax regulations with regards to NOLs were approved and became effective January 1, 2004. The new regulations limit the annual utilization of the NOL carryforward to one million Euros of taxable income and 60% of the amount of taxable income in excess of one million Euros. During the third quarter of 2003, the Company developed a business strategy to shift production of certain printed woodgrain products sold in Europe to its German operations. This had the benefit of creating capacity domestically to serve the anticipated increase in printed woodgrain patterns caused by the major competitor announcing its exiting of the United States market. In 2004 and 2005, Germany generated profits. During 2006 the Company is shifting further hard embossing production to Germany and has entered into capital expenditures to facilitate such production.

In determining the amount of future taxable income, a number of additional assumptions were made, including the amount of U.S. and German pre-tax operating income. While these assumptions require significant judgment, they are consistent with the plans and estimates the Company is using to manage the underlying business. The Company believes that it is more likely than not to recover its deferred tax asset of $4.1 million (including $2.9 million related to the German NOL carryforward) at December 31, 2005. However, recovery is dependent on the achievement of forecasted future taxable income. The Company will review its forecast in relation to actual results and expected trends on an ongoing basis. Failure to achieve its business plan targets, particularly in Germany, may change its assessment regarding the recoverability of the net deferred tax asset and would result in the need to record a valuation allowance which would result in additional income tax expense, a reduction in stockholders’ equity and could have a significant impact on the Company’s earnings. Further, changes to the German tax laws could also affect the level of the Company’s deferred tax assets.

Inventories. Inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out (FIFO) basis. Inventory cost includes cost of raw material, labor and overhead. Provisions are made to reduce excess and obsolete inventories to their estimated net realizable value. The process for evaluating the value of excess and obsolete inventory requires the Company to make judgments and estimates concerning future sales levels, quantities and prices at which such inventory will be sold in the normal course of business. The Company does record its reserves primarily based upon aging of its inventory and also considers activity of recent sales. A 10% increase in the aging of the inventory would result in an increase to the excess and obsolete reserve of approximately $367,000.

Intangible Assets. Intangible assets include the excess of cost over the fair value of net assets of businesses acquired (goodwill) and holographic base coat and worldwide holographic rights. The holographic intangible assets are being amortized on a straight-line basis over periods of 10 to 15 years and assume no residual value. The Company uses a discounted cash flow analysis, prepared as of December 31 of each year to assess whether or not goodwill is impaired, unless events occur that require such a review. The reporting unit goodwill relates to has historically been very profitable. Management also considers changes in business trends and customer sales activity when evaluating whether any impairment exists. With respect to its Holographic intangible assets, the Company periodically reviews sales by product type and margin trends, customer sales activity and changes in business trends to assess whether or not a triggering event requires an impairment review. The Company would assess fair value based upon discounting future cash flows when determining whether or not impairment exists.

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

Liquidity and Capital Resources

The Company’s primary sources of working capital have been net cash provided by operating activities and net borrowings under various loan agreements. Net cash provided by operating activities was $4,578,000, $7,356,000 and $3,715,000 for the years ended December 31, 2005, 2004 and 2003, respectively. A significant portion of cash flow from operations is generated by income from operations and depreciation and amortization expense. At December 31, 2005 and 2004, the Company had cash and cash equivalents totaling $5.4 million and $4.9 million, respectively.

The Company’s capital expenditures were $3,766,000, $3,892,000 and $4,067,000 for the years ended December 31, 2005, 2004 and 2003, respectively. The Company purchased the land and building adjacent to the West of the Company’s Chicago Heights, Illinois facility for $1.6 million on February 12, 2004. The Company financed the purchase with borrowings under its revolving loan. The Company also closed interest favorable financing utilizing an Illinois Revenue Bond in August 2004. In addition, the Company anticipates capital expenditures in 2006 of approximately $3.5 million to be funded with cash flows generated by operations and available lines of credit.

Credit Arrangements. The Company and its subsidiaries have a combination of revolving and term credit arrangements (collectively the “Credit Agreements”) for total borrowings of $30.1 million. The credit agreements also provide for $4,939,056 in the form of standby letters of credit to guarantee the foreign borrowing. At December 31, 2005 outstanding borrowings consisted of:

2005
Revolving borrowings (see below):
Domestic	$0
Europe	3,716,130

Mortgage Note Payable, face amount of $2,625,000; bearing interest fixed at 5.79% at December 31, 2005 (see interest rate swap discussion below), payable in monthly principal and interest of $20,431 with a final payment of $1.6 million on November 1, 2008, secured by related property	1,886,208

Term Loan payable, face amount of $5,800,000; bearing interest fixed at 5.79% at December 31, 2005 (see interest rate swap discussion below), payable in monthly principal and interest payments of $81,117, with a final payment of $868,323 due on February 1, 2008, secured by assets of the U.S. operations	2,470,323

Equipment Note Payable, face amount of $2,000,000, $1,991,961 drawn at December 31, 2005; bearing interest at prime (7.25% at December 31, 2005), payable in 84 monthly principal installments of $20,968, balance due on December 31, 2013, secured by two oxidizers	1,530,665

Industrial Revenue Bond (equipment purchase), face amount of $4,005,000, bearing interest at a floating weekly rate and payable monthly (3.56% at December 31, 2005), such rate capped at 12.00%, requiring annual principal payments of $200,498 through 2007 with the final balance due on June 1, 2008, secured by a standby letter of credit	2,202,738

Industrial Revenue Bond (385 Joe Orr Road purchase), face amount of $2,000,000, bearing interest at a floating weekly rate and payable monthly (3.56% at December 31, 2005), such rate capped at 12.00%, requiring annual principal payments of $100,000 through 2023 with the final balance due on July 1, 2024, secured by a standby letter of credit	1,900,000

Term Loan Payable, face amount of 2,550,000 Euro; bearing interest at 6.25%, payable monthly, requiring quarterly principal installments of 37,500 Euro, with a final payment of 1,837,500 Euro due on April 30, 2009, secured by standby letter of credit	2,708,400

Term Loan Payable, face amount of 2,500,000 Euro; bearing interest at 5.05%, requiring quarterly principal installments of 88,000 Euro, interest payable quarterly, with a final payment of 1,532,000 Euro due on March 30, 2007	2,230,656

Two local European bank accommodation loans, face amount 560,226 Euro, bearing interest at 3.20%, payable monthly, maturing March 23, 2007 which the Company expects to rollover	592,000

19,237,120

Less current maturity	6,412,224

$12,824,896

The year-end Euro exchange rate used to convert Euro denominated debt to U.S. dollars was 1.1840 at December 31, 2005.

The Company’s revolving credit arrangements provide for maximum borrowings, based upon eligible inventory and receivables balances, of approximately $14.6 million (5.6 million Euros and U.S. $8.0 million). Amounts available under these arrangements as of December 31, 2005 were $10.9 million. Borrowings under the revolving credit agreements bear interest ranging from prime to 1.5% over LIBOR. At December 31, 2005 and 2004, the weighted average interest rate on outstanding European revolving borrowings was 3.05%. Under the domestic credit line, the Company is required to pay an annual fee for the unused portion at an amount equal to .125% times the daily average of the unused portion.

On January 31, 2003, the Company’s domestic financing agreements, which provide for revolving credits, term loans and a mortgage, were extended. The Company’s main revolving loan was renewed through April 1, 2007, and the term loans and mortgage were extended to November 1, 2008.

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

The Company believes it will continue to generate cash flow from operations and expects to remain profitable in 2006, primarily due to an increase in its sales of printed woodgrain patterns and holographic products. The Company will continue to consider other avenues to improve profitability such as further cost containment measures or other changes in operations including quick changeovers, longer run sizes and increased running speeds. The Company believes that the net cash provided by operating activities and amounts available under the Credit Facility will be sufficient to finance the Company’s operations through 2006. Additionally, the Company historically has obtained financing on normal commercial terms to fund acquisitions and major equipment purchases, and anticipates it will be able to continue to do so in the future if opportunities or needs arise.

Contractual Cash Obligations

Future minimum cash payments due under contractual obligations, and non-cancelable operating lease agreements are as follows:

	Due in Less than 1 Year	Aggregate Due in 2-3 Years	Due in 4-5 Years	2011 and Due Thereafter	Total
Revolver	$3,716,130	$—	$—	$—	$3,716,130
Mortgage Note Payable	156,612	1,729,596	—	—	1,886,208
Term Loan Payable	801,000	1,669,323	—	—	2,470,323
Equipment Note Payable	251,616	503,232	503,232	272,585	1,530,665
Industrial Revenue Bond	200,498	2,002,240	—	—	2,202,738
Industrial Revenue Bond #2	100,000	200,000	200,000	1,400,000	1,900,000
European Term Loans	1,186,368	2,169,088	2,175,600	—	5,531,056
Operating Lease Obligations	523,456	516,028	180,234	50,590	1,270,308

Total	$6,935,680	$8,789,507	$3,059,066	$1,723,175	$20,507,428

	Due in Less than 1 Year	Aggregate Due in 2-3 Years	Due in 4-5 Years	2010 and Due Thereafter
Interest payment under swap contract	$146,057	$260,022	$110,360	$49,840
Interest on remaining debt	775,653	710,149	97,282	7,047

Total interest	$921,710	$970,171	$207,642	$56,887

Interest on variable rate debt is calculated assuming prime at 7.25% and Industrial Revenue Bond at 3.56%.

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

The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition of share-based compensation. Although the Company has not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, the Company is evaluating the requirements under SFAS 123R, acceptable methods of determining fair-value, and magnitude of the impact on its 2005 consolidated net income and earnings per share. The Company intends to select the “modified prospective method” in adopting SFAS No. 123R.

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

Any forward-looking statements should be considered in light of the risks set forth above, in “Part 1. Item 1A. Risk Factors” and elsewhere in this report.

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

The risks included here are not exhaustive. The Company operates in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for the Company to predict all such risk factors, nor can the Company assess the impacts of all such risk factors on its business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. The Company has no obligation to revise or update these forward-looking statements to reflect events or circumstances that arise after April 17, 2006 or to reflect the occurrence of anticipated events.

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments held by the Company for which it is practicable to estimate that value. The carrying amount of cash equivalents approximates their fair value because of the short maturity of those instruments. The estimated fair value of accounts receivable approximated its carrying value at December 31, 2005 and 2004 based upon analysis of their collectability and net realizable value. The estimated fair value of the Company’s long-term debt approximated its carrying value at December 31, 2005 and December 31, 2004, based upon market prices for the same or similar type of financial instrument. The Company minimizes its exposure to the impact of fluctuation in foreign exchange rates in situations for certain sales for products sold in Europe but manufactured in the U.S. through the movement of production of those products to Europe. There are no other activities of the Company where management believes exchange rates have a material impact with respect to the underlying transactions.

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

Euro Conversion

Member countries of the European Union have established fixed conversion rates between their existing currencies (“legacy currencies”) and one common currency, the Euro. Since January 1, 2002, the new Euro-denominated notes and coins are in circulation and legacy currencies have been withdrawn from circulation. The Company has a manufacturing facility located in a member country (Germany), and the conversion to the Euro has eliminated currency exchange rate risk for transactions among the member countries, which for the Company primarily consists of payments to suppliers. In addition, because the Company uses foreign-denominated debt to meet its financial requirements and to reduce its foreign currency risks, certain of these financial instruments are denominated in Euro to finance European activities. The Company addressed all issues involved with converting to the new currency, and the conversion did not have a significant impact on its financial position, results of operations or cash flows. At December 31, 2005, the Company had total assets of $24.1 million and net assets of $7.9 million invested in Europe. Included in such amounts are $4.3 million of receivables owed to the U.S. denominated in U.S. dollars and capital of $7.9 million. A 1% change in the Euro conversion rate would impact net income by $43,000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All other schedules are omitted because they are either not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

CFC International, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, cash flows and stockholders’ equity present fairly, in all material respects, the financial position of CFC International, Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Chicago, Illinois

April 14, 2006

CFC INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,013,772	$4,554,699
Restricted cash	365,683	306,271
Accounts receivable, less allowance for doubtful accounts and Customer credits of $2,018,000 (2005) and $1,320,000 (2004)	14,188,067	12,547,380
Inventories:
Raw materials	3,471,999	4,958,900
Work in process	2,111,314	3,160,195
Finished goods	11,736,034	9,590,043

	17,319,347	17,709,138
Prepaid expenses and other current assets	528,073	387,231
Deferred income tax assets	1,486,717	1,002,559

Total current assets	38,901,659	36,507,278

Property, plant and equipment, net	26,300,422	28,602,311
Deferred income tax assets	2,129,417	3,528,686
Goodwill	1,029,462	1,029,462
Intangible assets, net	2,157,032	2,393,466
Other assets	214,194	266,806
Fair value of interest rate swap	110,950	39,553

Total assets	$70,843,136	$72,367,562

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$6,412,224	$5,625,085
Accounts payable	6,540,465	6,802,792
Accrued compensation and benefits	1,254,142	1,427,215
Accrued bonuses	327,000	2,056,778
Income taxes payable – current and deferred	1,006,931	1,554,641
Accrued expenses and other current liabilities	4,566,955	3,473,356

Total current liabilities	20,107,717	20,939,867

Deferred income tax liabilities	2,558,294	3,229,584

Long-term debt, net of current portion	12,824,896	15,698,791

Total liabilities	35,490,907	39,868,242

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS’ EQUITY:
Voting Preferred Stock, par value $.01 per share, 750 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 10,000,000 shares authorized; shares issued of 4,581,776 (2005) and 4,513,111 (2004)	45,818	45,132
Class B common stock, $.01 par value, 750,000 shares authorized; 512,989 shares issued and outstanding	5,130	5,130
Additional paid-in capital	13,892,398	12,822,575
Retained earnings	24,224,322	21,215,235
Accumulated other comprehensive income	126,057	1,188,860

	38,293,725	35,276,932
Less – 582,727 (2005) and 574,171(2004) treasury shares of common stock, at cost	(2,941,496)	(2,777,612)

	35,352,229	32,499,320

Total liabilities and stockholders’ equity	$70,843,136	$72,367,562

The accompanying notes are an integral part of the consolidated financial statements.

CFC INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2005	2004	2003
Net sales	$90,384,252	$82,556,607	$62,787,777

Cost of goods sold (excluding depreciation and amortization shown below)	59,902,935	54,003,691	42,454,451
Selling, general and administrative expenses	15,064,715	15,197,618	13,634,087
Research and development expenses	2,586,079	2,959,192	2,167,194
Depreciation and amortization expenses	4,716,506	4,577,248	4,192,672
Transaction expenses	1,014,623	—	—

Total operating expenses	83,284,858	76,737,749	62,448,404

Operating income	7,099,394	5,818,858	339,373

Other expense/(income):
Interest expense	1,171,402	1,132,360	1,119,486
Interest income	(88,776)	(35,497)	(9,689)
(Gain) loss on interest rate swap	(71,397)	(87,336)	47,783
Other income (rental income)	(83,562)	(107,825)	(25,440)
Foreign currency exchange loss (gain)	756,361	(939,606)	(1,014,589)

Total other expense/(income), net	1,684,028	(37,904)	117,551

Income before income taxes	5,415,366	5,856,762	221,822
Provision (benefit) for income taxes	2,406,279	1,846,492	(38,806)

Net income	$3,009,087	$4,010,270	$260,628

Net income per share
Basic	$0.67	$0.91	$0.06
Diluted	$0.65	$0.90	$0.06

Weighted Average Shares Outstanding to Compute Earnings Per Share:

Basic	4,511,559	4,399,160	4,391,144
Effect of dilutive options and convertible debt	109,838	109,599	99,511

Diluted	4,621,397	4,508,759	4,490,655

The accompanying notes are an integral part of the consolidated financial statements.

CFC INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income	$3,009,087	$4,010,270	$260,629
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	159,600	—	—
Depreciation and amortization	4,902,114	4,633,848	4,217,282
Valuation of interest rate swap	(71,397)	(87,336)	47,783
Loss on disposition of assets	32,704	—	—
Tax benefit of option exercises	233,842	116,000	—
Deferred income taxes	(1,318,168)	522,354	(366,994)
Officer stock issuance	—	29,437	—
Changes in assets and liabilities:
Accounts receivable	(2,264,357)	(2,478,040)	(16,787)
Inventories	(489,196)	(4,308,543)	(1,476,262)
Prepaid expenses and other current assets	346,257	(201,038)	(176,413)
Other assets	16,539	(161,727)	49,783
Accounts payable	(92,252)	1,956,997	1,437,771
Accrued compensation & benefits	260,088	395,100	(306,645)
Accrued bonuses	(1,875,778)	2,056,778	(670,868)
Income taxes payable	442,977	900,762	177,596
Accrued expenses and other current liabilities	1,285,923	(28,790)	538,215

Net cash provided by operating activities	4,577,983	7,356,072	3,715,090

Cash flows from investing activities:
Purchases of property, plant and equipment	(3,765,656)	(3,891,691)	(4,067,494)
Changes in restricted cash	(59,412)	(188,649)	628

Net cash used in investing activities	(3,825,068)	(4,080,340)	(4,066,866)

Cash flows from financing activities:
Proceeds from revolving credit agreements	3,562,205	3,853,317	1,783,832
Repayments of revolving credit agreements	(1,296,861)	(4,994,825)	(291,396)
Proceeds from term loans	—	2,786,587	1,221,162
Repayments of term loan debt	(2,078,824)	(7,492,043)	(2,058,103)
Proceeds from issuance of common stock	—	—	37,073
Proceeds from the exercise of options	343,601	177,039	—
IRB proceeds to finance land and building	—	2,000,000	—
Repurchase of common stock for treasury shares	(163,884)	(119,209)	—

Net cash provided (used in) by financing activities	366,237	(3,789,134)	692,568

Effect of exchange rate changes on cash and cash equivalents	(660,078)	(486,924)	(657,594)

Increase (decrease) in cash and cash equivalents	459,073	(1,000,326)	(316,802)
Cash and cash equivalents, beginning of period	4,554,699	5,555,025	5,871,827

Cash and cash equivalents, end of period	$5,013,772	$4,554,699	$5,555,025

The accompanying notes are an integral part of the consolidated financial statements.

CFC INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Treasury stock	Total Stockholders’ equity
Balance at December 31, 2002	44,371	5,130	12,130,587	16,944,336	(214,578)	(2,658,403)	26,251,443

Net income				260,629			260,629
Foreign currency translation adjustment					1,002,495		1,002,495

Comprehensive income							1,263,124

Employee stock purchases	91		36,982				37,073

Balance at December 31, 2003	44,462	5,130	12,167,569	17,204,965	787,917	(2,658,403)	27,551,640
Net income				4,010,270			4,010,270
Foreign currency translation Adjustment					400,943		400,943

Comprehensive income							4,411,214

Officer stock issuance	47		29,390				29,437
Employee stock option exercises	385		176,654			(119,209)	57,830
Tax benefit of option exercises			116,000				116,000
Conversion of note payable	238		332,962				333,200

Balance at December 31, 2004	45,132	5,130	12,822,575	21,215,235	1,188,860	(2,777,612)	32,499,320
Net income				3,009,087			3,009,087
Foreign currency translation adjustment					(1,062,802)		(1,062,802)

Comprehensive income							2,329,534

Repurchase shares						(163,884)	(163,884)
Employee stock option exercises	448		343,153				343,601
Tax benefit of option exercises			233,842				233,842
Conversion of note payable	238		333,228				333,466
Stock based compensation			159,600				159,600

Balance at December 31, 2005	$45,818	$5,130	$13,892,398	$24,224,322	$126,058	$(2,941,496)	$35,352,229

Number of shares	Common Stock Issued	Class B Common Stock	Treasury Stock - Common Shares
Balance at December 31, 2002	4,437,075	512,989	565,867
Employee stock purchase plan	9,052	—	—

Balance at December 31, 2003	4,446,127	512,989	565,867
Employee exercise stock option	38,474	—	—
Officer stock issuance	4,710	—	—
Convert subordinated loan	23,800	—	—
Option exercises
Repurchase of common stock	—	—	8,304

Balance at December 31, 2004	4,513,111	512,989	574,171
Employee exercise stock option	44,846	—
Convert subordinated loan	23,819	—
Repurchase of common stock		—	8,556

Balance at December 31, 2005	4,581,776	512,989	582,727

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

Cash and cash equivalents. The Company considers all highly liquid investments with an original maturity of three months or less which are readily convertible into cash to be cash equivalents. Cash equivalents consist of overnight investments in government securities. Restricted cash represents a sinking fund to pay down the Illinois Development Finance Authority Industrial Development Revenue Bond (“IRB”) plus funds for the second IRB to fund the purchase of the property bordering the Company’s Chicago Heights facility and to improve the newly acquired facility.

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

At December 31, 2005 and 2004, the cost basis and estimated useful lives of property, plant and equipment consist of the following:

	December 31,
	2005	2004	Estimated Useful Life
Land	$4,648,908	$5,229,456
Buildings	8,139,795	8,201,386	25 years
Machinery and manufacturing equipment	46,549,616	44,318,524	10-15 years
Furniture and office equipment	5,068,014	5,244,572	3-10 years
Construction in process	142,676	652,524

	64,549,009	63,646,462
Less - Accumulated depreciation	(38,248,587)	(35,044,151)

	$26,300,422	$28,602,311

Depreciation expense for the years ending December 31, 2005, 2004 and 2003 was $4,479,038, $4,305,277 and $3,907,208, respectively.

Intangible Assets. Intangible assets include the excess of cost over the fair value of net assets of businesses acquired (goodwill) and holographic base coat and worldwide holographic rights. These assets are being amortized on a straight-line basis and assume no residual value. Beginning January 1, 2002, the Company no longer amortizes goodwill; however it is reviewed at least annually for impairment. The Company uses a discounted future cash flow analysis, prepared as of December 31 of each year to assess whether or not goodwill is impaired, unless events occur that require such a review. Management also considers changes in business trends and customer sales activity when evaluating whether any impairment exists. The reporting unit goodwill relates to has historically been very profitable. With respect to its Holographic intangible assets, the Company periodically reviews sales by product type and margin trends, customer sales activity and changes in business trends to assess whether or not a triggering event requires an impairment review. The Company would assess fair value based upon discounting future cash flows when determining whether or not impairment exists.

The following are the major classes and useful lives of the Company’s intangible assets as of December 31, 2005 and 2004:

	2005			2004
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value	Useful Lives
Goodwill	$1,436,456	$406,944	$1,029,462	$1,436,456	$406,994	$1,029,462	N/A
Worldwide holographic rights	3,562,059	1,405,027	2,157,032	3,562,059	1,168,593	2,393,466	15 Years

Total	$4,998,515	$1,811,971	$3,186,494	$4,998,515	$1,575,587	$3,422,928

Amortization expense was $236,384, $271,971 and $283,470 in 2005, 2004 and 2003, respectively. Annual intangible amortization expense is expected to be $237,471 in each of the next five years.

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

Revenue recognition. Under the terms of its sales agreements with customers, the Company recognizes revenue when persuasive evidence of an arrangement exists, title has transferred (generally upon product shipment based upon shipping terms), price is fixed and collection is reasonably assured. For certain transactions, which are not material, revenue is recognized upon completion of manufacturing or upon use by the customer.

For services provided which relates to some of its gift card business (less than 3% of total revenue) the Company is paid a fee for the actual services provided. The Company receives a “blank” gift card from certain gift card customers and provides some or all of the following services: prints a value, serial number, PIN number, apply a scratch-off tape, edit the information electronically and packs the cards, all of which are performed as part of the same customer order. The Company never takes title to these cards. Revenues for these services are recorded upon completion of the last processing step, at which time, the Company bills the customer for the total service as agreed to, based upon the customer’s purchase order. For example, terms of the customer purchase order are based upon a pricing matrix which takes into account the volume of the cards processed. In limited circumstances, the Company is also paid a fee to deliver gift cards on behalf of the customer. These revenues are recognized when this service is performed.

The Company also maintains inventory at a few of its customer locations. The Company retains title to this inventory until such time it is used by the customer. The Company receives and reviews monthly usage activity from these customers. Based upon the monthly usage, revenue is recorded in the month it was used by the customer. To validate this information, Company representatives physically inspected the on hand inventory quantities on a quarterly basis.

Significant Customer. One pharmaceutical customer accounted for approximately 7 percent of net sales during the year ended December 31, 2005, and 8 and 11 percent of net sales for the years ended December 31, 2004 and 2003, respectively. The Company believes that it has no significant concentrations of credit risk based upon its industry and geographic mix of customers.

Shipping and handling costs. Shipping costs included in selling, general and administrative expenses and totaled $1,383,000, $941,000 and $866,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Handling costs are included in cost of goods sold.

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

Advertising costs. Advertising costs which were approximately $196,000, $154,000 and $117,000 for the years ended December 31, 2005, 2004 and 2003, respectively, are expensed as incurred.

Research and development costs. Research and development costs which were approximately $2,586,000, $2,959,000 and $2,167,000 for the years ended December 31, 2005, 2004 and 2003, respectively, are expensed as incurred.

Transaction Expenses. Transaction expenses relate to expenses incurred in connection with the possible sale of the Company including legal fees, due diligence fees and stock based compensation associated with the extension of director’s options.

Foreign currency translation. The functional currency of the Company’s foreign operations is the Euro. The balance sheets of these entities are translated at year-end rates of exchange (1.184 dollar per Euro at December 31, 2005, and 1.3534 dollar per Euro at December 31, 2004) and their results of operations at weighted average rates of exchange for the year. Translation adjustments, other than those related to intercompany payables/receivables are recorded in the other comprehensive income section of stockholders’ equity.

SFAS No. 123. The Company applies the disclosure only provisions of Statement of Financial Accounting Standards (SFAS No. 123) “Accounting for Stock-Based Compensation” for equity issuances to employees. As permitted by SFAS No. 123, the Company continues to recognize stock-based compensation costs under the intrinsic value base method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations.

Had compensation cost for the Company’s Option Plans been determined based upon the fair value method, as defined in SFAS No. 123, the Company’s net earnings per share would have been the pro forma amounts indicated below:

(In Thousands Except Per Share Data)
	2005	2004	2003
Net income, as reported	$3,009	$4,010	$260
Compensation expense, net of tax	89	—	—
Pro forma adjustment - additional compensation expense had SFAS No. 123 been adopted, net of tax	(141)	(66)	(44)

Pro forma net income	$2,957	$3,944	$216

Earnings per share, as reported
Basic	$0.67	$0.91	$0.06
Diluted	$0.65	$0.90	$0.06
Pro forma earnings per share
Basic	$0.66	$0.90	$0.05
Diluted	$0.64	$0.87	$0.05

Accounts receivable and allowance for doubtful accounts. Accounts receivable are rendered at the amount invoiced to customers. The payment terms do not include charging interest on past due amounts. The allowances for doubtful accounts are recorded based upon the Company’s best estimate of probable credit losses included in accounts receivable. The allowance is determined after considering historical write-off experience and performing a specific review of all individual past due accounts. Account balances are charged off against the allowance when it is probable that the receivables will not be collected.

Fair value of financial instruments. As of December 31, 2005 and 2004, the carrying amount of the Company’s financial instruments approximates the estimated fair value based upon market prices for the same or similar type of financial instruments.

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

Supplemental cash flow disclosures.

	For Year Ended December 31,
	2005	2004	2003
Cash paid during the year for:
Interest	$1,062,766	$1,112,638	$1,151,819
Income taxes	2,689,998	952,991	8,768
Non-cash transactions:
Conversion of note payable into 23,819 and 23,800 shares of common stock in 2005 and 2004, respectively	333,466	333,200	—

Note 3. Recent Accounting Pronouncements

In May 2005, Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections” was issued which replaces the guidance of Accounting Principles Board Opinion (“APB”) No. 20, “Accounting Changes” and Statement of Financial Accounting Standards No. 3, “Reporting Accounting Changes in Interim Financial Statements”. This Statement provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. This Statement also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by this Statement. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. This pronouncement will need to be considered by the Company and applied appropriately going forward.

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

In December 2004, Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-based Payment” was issued and replaces Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires the measurement of all employee share-based payments, including grants of employee stock options, using a fair-value-based method. Deferred compensation calculated under the fair value method would then be amortized into income over the respective vesting period of the stock option. The accounting provisions of SFAS 123R are effective for the first fiscal year beginning after June 15, 2005.

The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition of share-based compensation. Although the Company has not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, the Company is evaluating the requirements under SFAS 123R, acceptable methods of determining fair-value and magnitude of the impact on its 2006 consolidated net income and earnings per share. The Company intends to select the “modified prospective method” in adopting SFAS No. 123R.

Note 4. Long-Term Debt and Revolving Borrowings

Long-term debt consists of the following at December 31, 2005 and 2004:

	2005	2004
Revolving borrowings (see below):
Domestic	$—	$—
Europe	3,716,130	2,510,500

Mortgage Note Payable, face amount of $2,625,000; bearing interest fixed at 5.79% at December 31, 2005 (see interest rate swap discussion below), payable in monthly principal and interest of $20,431 with a final payment of $1.6 million on November 1, 2008, secured by related property	1,886,208	2,042,820

Term Loan payable, face amount of $5,800,000; bearing interest fixed at 5.79% at December 31, 2005 (see interest rate swap discussion below), payable in monthly principal and interest payments of $81,117, with a final payment of $868,323 due on February 1, 2008, secured by assets of the U.S. operations	2,470,323	3,271,323

Equipment Note Payable, face amount of $2,000,000, $1,991,961 drawn at December 31, 2005; bearing interest at prime (7.25% at December 31, 2005), payable in 84 monthly principal installments of $20,968, balance due on December 31, 2013, secured by two oxidizers	1,530,665	1,761,313

Industrial Revenue Bond (equipment purchase), face amount of $4,005,000, bearing interest at a floating weekly rate and payable monthly (3.56% at December 31, 2005), such rate capped at 12.00%, requiring annual principal payments of $200,498 through 2007 with the final balance due on June 1, 2008, secured by a standby letter of credit	2,202,738	2,402,738

Industrial Revenue Bond (385 Joe Orr Road purchase), face amount of $2,000,000, bearing interest at a floating weekly rate and payable monthly (3.56% at December 31, 2005), such rate capped at 12.00%, requiring annual principal payments of $100,000 through 2023 with the final balance due on July 1, 2024, secured by a standby letter of credit	1,900,000	2,000,000

Convertible Subordinated Note Payable, face amount of $3,000,000, bearing Interest of 6.00%, payable in nine annual principle payments of $333,333 through September 2005	—	333,467

Term Loan Payable, face amount of 2,550,000 Euro; bearing interest at 6.25%, payable monthly, requiring quarterly principal installments of 37,500 Euro, with a final payment of 1,837,500 Euro due on April 30, 2009, secured by standby letter of credit	2,708,400	3,298,913

Term Loan Payable, face amount of 2,500,000 Euro; bearing interest at 5.05%, requiring quarterly principal installments of 88,000 Euro, interest payable quarterly, with a final payment of 1,532,000 Euro due on March 30, 2007	2,230,656	3,026,202

Two local European bank accommodation loans, face amount 560,226 Euro, bearing interest at 3.20%, payable monthly, maturing March 23, 2007 which the Company expects to rollover	592,000	676,600

	19,237,120	21,323,876

Less current maturity	6,412,224	5,625,085

	$12,824,896	$15,698,791

The Company and its subsidiaries have a combination of revolving and term credit arrangements (collectively the “Credit Agreements”) for total borrowings of $30.1 million. The credit agreements also provide for $4,939,056 in the form of standby letters of credit to guarantee foreign borrowings.

The Company’s revolving credit arrangements provide for maximum borrowings, based upon eligible inventory and receivables balances, of approximately $14.6 million (5.6 million Euros and U.S. $8.0 million). Amounts available under these revolving arrangements as of December 31, 2005 were $10.9 million. Borrowings under these revolving agreements bear interest ranging from prime to 1.5% over LIBOR. At December 31, 2005 and 2004, the weighted average interest rate on outstanding European revolving borrowings was 3.05%. The revolving credit arrangements expire on April 1, 2007. Under the domestic credit line, the Company is required to pay an annual fee for the unused portion at an amount equal to .125% times the daily average of the unused portion.

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

The Credit Agreements contain covenants which, among other things, restrict new indebtedness and dividend declarations and include a requirement of a minimum of $1,000 of pretax income and requires the Company to maintain a compensating balance and contain a subjective acceleration clause. The borrowings are collateralized by substantially all of the Company’s assets. The combined debt agreement prohibits the payment of dividends. At December 31, 2005, the Company was in compliance with or has obtained waivers for the covenants of its various credit agreements.

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

Aggregate minimum principal payments for long-term debt as of December 31, 2005, are as follows:

2006	$6,412,224
2007	3,501,214
2008	4,772,265
2009	2,527,216
2010	351,616
Thereafter	1,672,585

$19,237,120

Note 5. Income Taxes

For the years ended December 31, 2005, 2004 and 2003, income attributable to domestic and foreign sources are as follows:

	2005	2004	2003
U.S. source income	$5,520,156	$4,915,153	$767,132
Foreign source (loss) income	(104,790)	941,609	(545,308)

Total	$5,415,366	$5,856,756	$221,822

For the years ended December 31, 2005, 2004 and 2003, the income tax provision (benefit) consists of the following:

	2005	2004	2003
Current:
Federal	$2,941,687	$811,813	$(26,420)
State	642,019	271,559	(15,670)
Foreign	140,741	240,766	370,278

Subtotal	3,724,447	1,324,138	328,188

Deferred:
Federal	(1,000,874)	392,776	206,573
State	(139,828)	54,873	28,859
Foreign	(177,466)	74,705	(602,426)

Subtotal	(1,318,168)	522,354	(366,994)

Total provision (benefit)	$2,406,279	$1,846,492	$(38,806)

The income tax provision (benefit) differs from the amounts of income tax determined by applying the applicable U.S. statutory federal income tax rate to income (loss) before taxes as a result of the following differences:

	2005	2004	2003
Statutory U.S. tax rate	34.0%	34.0%	34.0%
Differences resulting from:
State and local taxes	5.4	3.8	11.1
Effect of foreign taxes	—	0.2	(28.6)
U.S. taxes on foreign earnings	7.2	—	—
Research & developmental credits	(1.1)	—	—
Excluded profits on export sales	(2.2)	(2.0)	(41.4)
Provisions for tax contingencies	2.3	(2.6)	12.3
Other, net	(1.2)	(1.9)	(4.9)

Effective tax rate	44.4%	31.5%	(17.5)%

Deferred tax (liabilities) assets at December 31, 2005 and 2004 consist of the following:

	2005	2004
Deferred tax assets:
Foreign net operating loss carry forward	$2,918,595	$3,528,686
Receivables	403,776	143,375
Inventory	557,054	513,345
Employee benefits	252,250	254,048
Other	232,869	128,986

Total	4,364,544	4,568,440

Deferred tax liabilities:
Fixed Assets and Intangibles	(2,558,450)	(3,266,777)
Intercompany foreign currency transactions	(748,254)	(683,568)

Net deferred tax asset	$1,057,840	$618,095

The foreign net operating loss carry forwards (NOLs) totaling 6.5 million Euros at December 31, 2005 relate to taxable losses in Germany and may be carried forward to offset future taxable income in Germany. At present, the unused NOLs have no expiration dates. In December 2003, new German tax regulations with regards to NOLs were approved and became effective January 1, 2004. The new regulations limit the annual utilization of the NOL carryforward to one million Euros of taxable income and 60% of the amount of taxable income in excess of one million Euros. During the third quarter of 2003, the Company developed a business strategy to shift production of certain printed woodgrain products sold in Europe to its German operations. This had the benefit of creating capacity domestically to serve the anticipated increase in printed woodgrain patterns caused by the major competitor announcing its exiting of the United States market. In 2004 and 2005, Germany generated profits. During 2006 the Company is shifting further hard embossing production to Germany and has entered into capital expenditures to facilitate such production.

At December 31, 2005 management was required to determine, in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes,” the need for recording a valuation allowance against its deferred tax assets. This determination requires an assessment of positive and negative evidence. Such assessment must be done on a jurisdiction-by-jurisdiction basis. In evaluating the recoverability of its deferred tax assets, the Company considered all available positive and negative evidence, including past results, the existence of past and cumulative losses in Germany and forecasted future taxable income. Despite the fact that the operations in Germany did not meet their projection for 2005, it did generate a 712,000 Euro tax profit. The Company continues to move additional production from its U.S. operations to Germany, including hard embossing for security holograms. As a result of these incremental sales volumes, improved production efficiency and actions taken to generate cost savings in Germany, the Company has concluded that no valuation allowance against its deferred tax assets was required at December 31, 2005 as it believes that it is more likely than not that the tax benefit will be realized. The realization of the net deferred tax asset at December 31, 2005, is dependent on future taxable income. The Company continues to execute its operational strategy and expects that the shift of products to Germany will continue to generate profitable results in 2006 and beyond. Failure to achieve expected results in 2006 or beyond or future changes in German tax laws may require the need to record a valuation allowance against the Company’s deferred tax assets, resulting in income tax expense for the applicable period.

Note 6. Commitments and Contingencies

The Company’s former parent was named by government environmental agencies as a “potentially responsible party” with respect to environmental liabilities at the Fisher-Calo Superfund site in Kingsbury, Indiana in 1991. The former parent and other potentially responsible parties entered into a settlement agreement with the governmental agencies in 1991 that provides for remediation of the site and estimated the cost to be approximately $39 million based upon available facts. While the Company has been named a potentially responsible party, the former parent and the Company have reached an agreement whereby the former parent and the Company will share equally in 0.24% (or 0.12% each) of the total cost of remediation that is ultimately determined to be attributed to waste produced by the Company’s former parent. At December 31, 2004, the Company had accrued approximately $96,000, representing in management’s opinion, its best estimate of the expected future costs, based upon investigation of the quantities and types of waste disposed and the other parties involved in the remediation of this site. The remediation of this site was completed during 2005, with no additional cost to the Company and therefore the accrual was reversed into income.

In November 2001, the Company was notified from the former parent that it may be a potential responsible party with respect to environmental liabilities at the Galaxy Superfund site in Elkton, Maryland. The former parent and other potentially responsible parties entered into a settlement agreement with the governmental agencies in 1991 that provides for remediation of the site and estimated the cost to be approximately $43 million based upon available facts. While the Company has been named a potentially responsible party, the former parent and the Company have reached an agreement whereby the former parent and the Company will share equally in the total cost of remediation that is ultimately determined to be attributed to waste produced by the Company’s former parent. At December 31, 2005, the Company has reserved $125,000 for costs associated with this claim. The adequacy of the accrued liability is reviewed periodically as additional information becomes available.

In October 2005, the Company filed a restraining order against Optimum Card Solutions, LLC (“Optimum”), Thomas R. Richards and Dawn Gallagher from calling on Company gift card customers. Richards, a former Vice President of the Company, signed an employment agreement dated May 19, 2003 prohibiting him from hiring Company employees for two years following termination of his employment. Richards left the Company on May 5, 2005 and took employment with Optimum, a start-up competitor. Optimum hired Dawn Gallagher (also a former employee) on August 5, 2005. The Company alleges that Richards and Gallagher took computer files containing trade secrets. On November 9, 2005, the Circuit Court of Cook County, Illinois, Chancery Division granted a temporary restraining order prohibiting Richards and Gallagher from soliciting holographic gift card business from Company customers serviced by Richards and Gallagher within two years preceding termination of employment with the Company until trial (scheduled for March 13, 2006). Subsequent to the filing the lawsuit described above, the Company filed an additional lawsuit against Joe Hogan, another former employee of the Company who was the plant manager for the gift card business and who also went to work for Optimum. The lawsuit alleges breach of his employment agreement with the Company.

The owner of the property adjacent to the Company’s owned property in Göppingen, Germany has notified the Company that he believes a building on the Company’s property was constructed too close to the common property line without his consent which is required by applicable law. No lawsuit or claim for damages has been filed.

On January 12, 2006, the Pennsylvania Event Driven Fund, a holder of 500 Shares, filed a punitive class action complaint in the Circuit Court of Cook County, Illinois (Case No. 06 CH 780), against us and each of our directors. The lawsuit among other things sought to enjoin the proposed merger with Quad-C described in Note 15. The Company intends to vigorously defend against this suit. The Company believes that since the merger with Quad-C has been terminated, the Plaintiffs will not pursue this lawsuit.

At December 31, 2005, the Company has non-cancelable operating leases for which future minimum rental commitments are estimated to total $1,219,718, including $523,456 in 2006, $374,800 in 2007, $141,228 in 2008, $109,874 in 2009, and $70,360 in 2010. Rental expense under non-cancelable operating leases totaled $566,177 in 2005, $852,623 in 2004 and $1,031,645 in 2003.

Note 7. Stock Option Plans

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

Information under the Company’s Stock Option Plan is summarized as follows:

	Shares	Price Per Share
		Range		Weighted Average
Balance, December 31, 2002	215,342		$2.10 - $ 15.25	$9.63
Exercised	—	$	— - $ —	$—
Granted	—	$	— - $ —	$—
Forfeited	(15,500)		$3.85 - $ 12.50	$7.30

Balance, December 31, 2003	199,842		$2.10 - $ 15.25	$6.68
Exercised	(38,474)		$3.90 - $10.875	$4.60
Granted	41,000		$5.75 - $ 12.64	$7.43
Forfeited	(9,031)		$3.90 - $ 12.50	$9.68

Balance, December 31, 2004	193,337		$2.10 - $ 15.25	$7.33
Exercised	(41,846)		$2.10 - $ 12.50	$7.39
Granted	—	$	— - $ —	$—
Forfeited	(5,250)		$4.00 - $ 12.50	$7.48

Balance, December 31, 2005	146,241		$3.85 - $ 15.25	$7.30

Options exercisable at December 31, 2005, 2004 and 2003 were 102,085, 114,900 and 129,286, respectively.

The characteristics of outstanding and of exercisable stock options under the Company’s Stock Option Plan at December 31, 2005 were as follows:

	Outstanding			Exercisable
Exercise Prices	Shares	Life	Weighted Avg. Price	Shares	Weighted Avg. Price
$ 3.85 - $ 6.00	97,625	6.6	$ 4.74	65,469	$ 4.53
$ 6.01 - $10.00	6,000	4.4	$ 8.23	6,000	$ 8.23
$10.01 - $12.64	42,616	2.2	$13.03	30,616	$13.18

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

Information on stock options under the Company’s Directors Stock Option Plan is summarized below:

	Shares	Price Per Share
		Range	Weighted Average
Balance, December 31, 2002	90,000	$4.87 - 9.50	$6.95
Granted	—	—	—

Balance, December 31, 2003	90,000	$4.87 - 9.50	$6.95
Granted	10,000	$5.75	$5.75

Balance, December 31, 2004	100,000	$4.87 - 9.50	$6.83
Granted	—	—	—

Balance, December 31, 2005	100,000	$4.87 - 9.50	$6.83

Options exercisable at December 31, 2005, 2004 and 2003 were 92,500, 80,000 and 67,500, respectively.

The characteristics of outstanding and exercisable stock options under the Directors Stock Option Plan at December 31, 2005 were as follows:

	Outstanding			Exercisable
Exercise Prices	Shares	Life	Weighted Avg. Price	Shares	Weighted Avg. Price
$4.87	40,000	5.2	$4.87	40,000	$4.87
$5.75	10,000	8.2	$5.75	2,500	$5.75
$5.81	10,000	4.4	$5.81	10,000	$5.81
$8.75	10,000	1.6	$8.75	10,000	$8.75
$9.50	30,000	0.3	$9.50	30,000	$9.50

Options granted under the Directors Stock Option Plan and the Stock Option Plan have exercise prices equal to the fair market value of the shares on the date of grant. On October 24, 2005, three outside director’s options to purchase 30,000 shares of common stock that were due to expire on November 18, 2005, were extended to February 1, 2006. As a result of this modification, compensation expense of $159,600 was recorded. The directors subsequently exercised these options in January, 2006.

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

The weighted average Black Scholes value of options granted under the Directors Stock Option and Stock Option Plans and assumptions used in determining the value are as follows:

	Directors Stock Option Plan			Stock Option Plan
	2005	2004	2003	2005	2004	2003
Weighted average fair value of option grants during the year	$—	$2.83	$—	$—	$3.77	$—

Weighed average fair value of all options outstanding at year end	$2.60	$2.60	$2.58	$4.52	$3.64	$2.94

Assumptions:
Volatility	—	30.00%	—	—	30.00%	—
Risk free interest rate	—	4.06%	—	—	4.06-4.28%	—
Expected lives	—	10.0 years	—	—	7-10 years	—
Dividend rate	—	—	—	—	—	—

Note 8. Stockholders’ Equity

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

Common stock and Class B common stock have identical rights and privileges except for voting and conversion rights. Class B common stock is nonvoting, and is convertible at any time into an equal number of shares of common stock except that the conversion option is not available to any Class B common stockholder affiliated with the Company’s principal common stockholder. There were no conversions in 2005, 2004 and 2003.

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

Note 9. Business Segment and International Operations

The Company and its subsidiaries operate in a single business segment, the formulating and manufacturing of chemically-complex, multi-layered functional coatings within this business segment, the Company produces five primary coating products, with annual sales of these products (in millions) as follows:

	2005	% of Net Sales	2004	% of Net Sales	2003	% of Net Sales
Holographic Products	$22.7	25.2%	$18.7	22.6%	$14.9	23.7%
Printed Products	32.3	35.7	29.7	36.0	17.1	27.3
Pharmaceutical Products	13.0	14.4	11.8	14.3	11.1	17.6
Security Products	12.5	13.8	10.8	13.1	8.4	13.3
Simulated Metal and Other Pigmented Products	9.9	10.9	11.5	14.0	11.3	18.1

Total	$90.4	100.0%	$82.6	100.0%	$62.8	100.0%

The following table provides sales and long-lived asset information by geographic area as of and for the years ended December 31:

	Sales			Long-Lived Assets
	2005	2004	2003	2005	2004
United States …...	$50,154,740	$44,103,176	$30,227,284	$18,683,424	$19,077,486
Europe ………….	27,238,312	26,132,442	22,620,449	11,017,686	13,214,559
Other Foreign …..	12,991,200	12,320,989	9,940,044	—	—

	$90,384,252	$82,556,607	$62,787,777	$29,701,110	$32,292,045

Foreign revenue is based on the country in which the customer is domiciled.

The following data relates to the Company’s European divisions in U.S. dollars is included in the accompanying financial statements as of and for the year ended December 31:

	2005	2004	2003
Assets	$24,071,459	$23,876,506	$24,502,282
Liabilities	16,178,354	12,701,688	14,631,953
Net sales	27,238,312	26,132,442	22,620,449
Net income (loss)	(97,127)	508,693	(501,312)

Note 10. Profit Sharing Plan

The Company maintains a profit sharing 401(K) plan for the benefit of all eligible employees in the United States, as defined under the plan agreement. Through March 31, 2005, eligible employees may contribute up to 18% of pre-tax and after-tax compensation to the plan subject to the maximum deferral limitations established by the IRS. Effective April 1, 2005, eligible employees may contribute up to 50% of pre-tax and 18% of after-tax compensation to the plan subject to the maximum deferral limitations established by the IRS. Employee contributions are matched by the Company at the rate of 50% on the first 4% of the employee’s contribution. As a part of the 401(K) the Company can contribute a discretionary profit sharing amount. The Company made no discretionary profit sharing contributions in 2005, 2004 and 2003. The Company incurred approximately $216,000, $195,600 and $177,300 of 401(K) matching expense during 2005, 2004 and 2003, respectively.

Note 11. Employee Stock Purchase Plan

In August 1995, the Company’s stockholders approved an Employee Stock Purchase Plan (the “Stock Purchase Plan”) which is administered by a committee appointed by the Board of Directors. Pursuant to the Stock Purchase Plan, 100,000 shares of common stock are reserved for issuance, which may be offered for sale to employees through annual options. During 2003, 9,052 shares of common stock were issued pursuant to the Stock Purchase Plan. There were no shares issued in 2004. As of December 31, 2005 and 2004, there were no shares available for grant under the Stock Purchase Plan. The Stock Purchase Plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. Generally, all persons who have been employed by the Company on a full-time basis for at least six months, except holders of more than 5% of the Company’s common stock, are eligible to participate in the Stock Purchase Plan. The Stock Purchase Plan permits eligible employees to purchase common stock (which may not exceed the lesser of $10,000 or 10% of an employee’s compensation), at 95% of the fair market value of the common stock at the grant date or purchase date, whichever is less. The shares are purchased automatically at the end of the quarter for such number as may be purchased with the accumulated payroll deductions of the employee on that date. Employees may terminate their participation in the Stock Purchase Plan at any time and participation automatically ends upon termination of employment with the Company. The Stock Purchase Plan will terminate at any time upon the discretion of the Board of Directors or when the participating employees become entitled to purchase a number of shares equal to the number of shares remaining.

Note 12. Related Party Transactions

The Company issued 4,710 shares of common stock on August 20, 2004 to its Chief Executive Officer, Mr. Gregory Jehlik at $6.25, which reflects the closing price of the shares on August 20, 2004, and recorded $29,437 of compensation expense.

In November 2004, the Board of Directors and Compensation Committee granted lifetime medical benefits to the Chairman, Mr. Roger Hruby and Chief Financial Officer, Mr. Dennis Lakomy. These medical benefits were issued in contemplation of the Company’s action to seek strategic alternatives and were contingent upon the sale of the Company. Because of the contingency and since no sale was consummated, no liability was recorded. In March 2006, the Board of Directors and Compensation Committee rescinded these benefits since the Company is no longer actively seeking a sale. However, such benefits may be reconsidered at a later date.

Note 13. Allowance for Doubtful Accounts and Customer Credits

Activity of the allowance for doubtful accounts and customer credits for the years ended December 31, 2005, 2004 and 2003 are as follows:

	Balance at Beginning Of Year	Additions Charged To Costs and Expenses	Deductions*	Balance at end Of Year
Year Ended December 31, 2005	$1,320	$2,418	$(1,935)	$1,803
Year Ended December 31, 2004	$814	$1,731	$(1,225)	$1,320
Year Ended December 31, 2003	$618	$1,568	$(1,372)	$814

*	Deductions represent credit memos and amounts written off.

Note 14. Selected quarterly financial data (unaudited), in thousands, except per share data

	Quarter Ended
	Dec. 31 2005	Sept. 30 2005	June 30 2005	Mar. 31 2005	Dec. 31 2004	Sept. 30 2004	June 30 2004	Mar. 31 2004
Revenues	$22,043	$23,124	$22,228	$22,989	$20,659	$21,718	$19,355	$20,824
Cost of goods sold (excluding depreciation and amortization)	15,795	15,155	14,549	14,403	14,075	13,842	13,063	13,024
Operating income	345	2,442	1,526	2,785	534	2,126	857	2,207
Net (loss) income	(455)	1,466	498	1,500	668	1,431	567	1,154
Diluted (loss) earnings per share	$(0.10)	$0.32	$0.11	$0.33	$0.19	$0.32	$0.13	$0.26

The sales volume in the third and fourth quarter of 2005, were driven by a holographic magnetic stripe product. The increase in cost of goods sold as a percentage of net sales beginning in the second quarter of 2005 was due to an increase in scrap at the Chicago Heights facility. In the fourth quarter of 2005, the Company recorded reserves related to a weave issue and the Visa directive in the amount of $544,000 which negatively affected the gross margin for the quarter. During the fourth quarter of 2005, the Company also provided for additional U.S. taxes on foreign income.

Note 15. Subsequent Events

On January 9, 2006, the Company entered into a definitive merger agreement (“Merger Agreement”) to be acquired by an affiliate of Quad-C Management, Inc., a private equity firm (“Quad-C” or the “Buyer”). Under the terms of the Merger Agreement dated January 9, 2006, the Buyer was to acquire all of the outstanding common stock of the Company for $16.75 in cash per share, which represents an approximate 18% premium to the average trading price of the Company’s stock over the five days prior to the Merger Agreement.

The board of directors of the Company unanimously approved the Merger Agreement and recommended approval by its stockholders. Roger F. Hruby, the majority stockholder of the Company, has agreed to execute a written consent approving the merger. As a result, no further stockholder action was required to adopt the Merger Agreement or approve the merger. The Company distributed an information statement to its stockholders on March 10, 2006 describing the Merger Agreement and the merger as promptly as practicable.

The Company is the sole supplier of holographic magnetic stripe to American Bank Note Holographics (“ABNH”). On March 15, 2006 ABNH filed a Form 8-K, which reported that ABNH had learned on March 14, 2006, that Visa International (“Visa”), as a result of an electrostatic discharge (ESD) matter, was informing its member financial institutions and authorized card manufacturers that (i)Visa will no longer approve Visa card designs which incorporate the current version of a holographic magnetic stripe, (ii) Visa strongly recommends that their members attempt to avoid further issuance of cards incorporating the current version of this product, and (iii) Visa recommends that their members follow an alternate card design. Visa also stated to ABNH, that in its view that “a remediation program for impacted stakeholders may be necessary” and that Visa would seek indemnification from ABNH for such costs and/or claims.

Visa also provided notice to ABNH that Visa was revoking ABNH’s right to produce this product under its agreement. ABNH is evaluating Visa’s actions and claims and is considering its response. ABNH believes it is in compliance with its agreement with Visa and that its product complies with all standards and specifications therein. Visa’s decision to discontinue the use of the current version of this holographic magnetic stripe will have a material adverse affect on CFC’s results of operations and financial condition. The Company and ABNH are currently working on the development of a second generation of holographic magnetic stripe, but there can be no assurance that the Company and ABNH will be successful in developing such a product, or that any such product will be acceptable to its customers. The Company’s sales of the holographic magnetic stripe in 2005 were approximately 5% of the Company’s net sales.

As a result of the Visa directive, the Company has reviewed the realization of receivables and inventory at December 31, 2005 related to Visa products sold to ABNH and believes it has adequately reflected reserves to state these assets at their realizable value. In addition, while the Company has filed a claim with its insurance carrier, no amount has been agreed to and therefore no asset for this claim has been recorded.

The Company and Quad-C had been working to complete the merger and expected the merger to occur on or about March 30, 2006, subject to Quad-C’s receipt of financing which was a condition of the obligation of the Quad-C affiliate to complete the merger. However, as a result of the Visa directive described above, Quad-C’s financing source requested (and the Company provided) additional information concerning the ESD problems identified by Visa. After considering the Company’s response to the identified ESD problems and the potential effects on the Company’s results of operations, as well as other financial information provided by the Company, Quad-C notified the Company after the close of business on March 29, 2006 that Quad-C’s financing source was unable to address its concerns and as a result the financing condition to Quad-C’s obligation to complete the merger would not be satisfied. As a result, the parties determined that the merger could not occur under the terms of the Merger Agreement and on March 30, 2006, the Company and Quad-C Management, Inc. terminated the Agreement and Plan of Merger. The parties will each pay their own expenses. The Company will not pay any termination fees or expense reimbursement under the merger agreement with respect to this termination.

In view of the loss of the Visa business described above, the Company executed a plan to reduce its worldwide workforce by approximately 5% on April 5, 2006, to better match its resources with anticipated revenue. The severance costs associated with this reduction are approximately $67,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide reasonable assurances that information required to be disclosed in reports filed with the Securities and Exchange Commission (the “Commission”) pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosures. Under the supervision and with the participation of the Company’s management, including the CEO and CFO, the Company conducted an evaluation of the overall effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report.

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

Based on their evaluation and because of the material weakness described below, the CEO and CFO have concluded that, as of December 31, 2005, the Company’s disclosure controls and procedures were not effective. Notwithstanding the material weakness identified below, the Company’s management has concluded that the consolidated financial statements included in this Form 10-K fairly present in all material the Company’s financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. At December 31, 2005, the Company did not maintain effective controls over the completeness, accuracy and presentation and disclosure of stock-based compensation expense. Specifically, the Company did not maintain effective controls to ensure that stock compensation expense was recorded upon modification of director stock options to extend the term of the awards. This control deficiency resulted in an audit adjustment to the 2005 consolidated financial statements, affecting selling, general and administrative expenses, income tax expense, long-term deferred tax assets and additional paid in capital. This control deficiency could result in a misstatement of the aforementioned accounts that would result in a material misstatement in the Company’s annual or interim consolidated financial statements that would not be prevented or detected.

Accordingly, management has concluded that this control deficiency constitutes a material weakness.

Remediation Plan

Our plans to address this material weakness include:

•	A contemporaneous review and evaluation of financial reporting implications associated with actions taken by the Company and its Board of Directors and Compensation Committee.

•	Specific review of modifications to stock based issuances and equity instruments and research of authoritative accounting literature to account for such transactions.

•	Enhanced training for the Company’s accounting department.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred in the fourth quarter of fiscal 2005, other than the material weakness described above, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Officers

Set forth below are the names of the executive officers and senior staff of the Company and its subsidiaries, their ages at December 31, 2005, the positions they hold with the Company or its subsidiaries, and summaries of their business experience. Executive officers and senior staff of the Company are elected by and serve at the discretion of the Board of Directors of the Company.

Name	Age	Position
Roger F. Hruby	70	Chairman of the Board of Directors

Gregory M. Jehlik	45	President, Chief Executive Officer, Chief Operating Officer and Director

Dennis W. Lakomy	60	Executive Vice President, Chief Financial Officer, Secretary, Treasurer and Director

Steven A. Clow	49	Vice President of Quality

Scott D. Coney	39	Vice President of Operations

William A. Herring	58	Senior Vice President of Global Technology

John (Jack) J. Joyce	55	Vice President of Human Resources

Mark Mitravich	54	Senior Vice President, Sales – Americas

Matthew Shields	41	Vice President, Global Marketing

Friedrich Sommer	52	Managing Director, CFC Europe

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

Gregory M. Jehlik, was elected Chief Executive Officer on October 1, 2004 and continues to serve as President, Chief Operating Officer and a Director of the Company, joined the Company in June 2002. Before joining the Company, Mr. Jehlik served from 1999 as President and Chief Operating Officer of American Engineered Components, Inc. Prior thereto, he spent 17 years with the Brady Corporation in a number of management roles including sales, marketing, general management and international operations. Mr. Jehlik also serves as a director on the International Hologram Manufacturers Association, The A-T Children’s Project and The Hanson Center. Mr. Jehlik earned a bachelors degree in marketing and management from Indiana University and a Masters of Business Administration from the University of Wisconsin-Milwaukee.

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

William A. Herring, Senior Vice President of Global Technology joined the Company in June 1996 as Senior Vice President of Operations and on July 1, 1999 became head of R&D, Quality Assurance and Tech Services. On December 31, 2001, Mr. Herring also became Acting Managing Director of CFC Europe through August 31, 2002. Prior to joining the Company, Mr. Herring served from 1992 as Vice President - Manufacturing and Technology with Central Products Company and from 1973 to 1992 he held various senior management positions in technical and operations at Avery-Dennison. Mr. Herring earned a bachelors degree and a Masters of Science from the University of Missouri in Chemical Engineering.

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

Dr. Friedrich Sommer, Managing Director of CFC Europe joined the Company in April 2002. Prior to joining the Company, Dr. Friedrich Sommer joined Vereinigte Papierwarenfabriken GmbH in 1997 and held several senior management positions. Dr. Friedrich Sommer was named Managing Director in 2000. Dr. Friedrich Sommer has a Ph.D and Master of Science (Diploma) in Chemistry from Ruhr-Universitaet-Bochum.

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

10.5        Employee Stock Purchase Plan of the Company

10.6        Stock Option Agreement with Roger Hruby

10.7        2000 Stock Option Plan of the Company

10.8        2000 Director’s Stock Option Plan of the Company

10.9(a)   Employment Letter for Gregory M. Jehlik

10.9(b)   Retention Agreement for Gregory Jehlik

10.10      Key Employee Retention Plan

(b)	Reports on Form 8-K

Since the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and through the date of this filing, the following Reports on Form 8-K have been filed:

(i)	Report on Form 8-K dated October 26, 2005 reporting Item 2.02 (Results of Operations and Financial Condition) and Item 9.01 (Financial Statements and Exhibits), filed with the Commission on October 26, 2005).

(ii)	Report on Form 8-K dated January 9, 2006 representing Item 1.01 (Entering into a Material Definitive Agreement), Item 5.01 (Changes in Control of Registrant), Item 8.01 (Other Events) and Item 9.01 (Financial Statements and Exhibits.), filed with the Commission on January 11, 2006.

(iii)	Report on Form 8-K dated March 30, 2006 reporting Item 1.02 (Termination of a Material Definitive Agreement), Item 8.01 (Other Events) and Item 9.01 (Financial Statements and Exhibits), filed with the Commission on April 3, 2006.

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

(c)	Exhibits

Exhibit Number		Description of Exhibit

2.1		Agreement and Plan of Merger among the Company, CFCI Holdings, Inc., and Holo Acquisition Corp. dated as of January 9, 2006 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on January 11, 2006).

3.1		Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s registration statement on Form S-1, Registration No. 33-96110).

3.2		Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s registration statement on Form S-1, Registration No. 33-96110).

4.1		Specimen Certificate Representing Shares of Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s registration statement on Form S-1, Registration No. 33-96110).

10.1	(a)	Amended and Restated Loan and Security Agreement dated May 17, 2001 between the Company and LaSalle Bank National Association, and related documents (incorporated by reference to Exhibit 10.1(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001).

10.1	(b)	First Amendment dated January 31, 2003 to Amended and Restated Loan and Security Agreement between LaSalle National Bank National Association and the Company, and related documents (incorporated by reference to Exhibit 10.1(b) to the Company’s Form 10-K for the year ended December 31, 2002).

10.1	(c)	Eighth Amendment to Mortgage and Assignment of Rents and Leases dated as of January 31, 2003 between the Company and LaSalle National Bank National Association (incorporated by reference to Exhibit 10.1(c) to the Company’s Form 10-K for the year ended December 31, 2002).

10.1	(d)	Reimbursement Agreement dated March 19, 1999 between CFC Europe GmbH and LaSalle Bank National Association, and related documents (incorporated by reference to Exhibit 10.2(c) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31,1999); Amendment dated July 6, 2000 to Reimbursement Agreement between CFC Europe GmbH and LaSalle Bank National Association (incorporated by reference to Exhibit 10.1C to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000); Amendment dated May 17, 2001 to Reimbursement Agreement between CFC Europe GmbH and LaSalle Bank National Association, and related documents (incorporated by reference to Exhibit 10.1(c) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001).

10.2		Form of Indemnification Agreement between the Company and each of its Officers and Directors (incorporated by reference to Exhibit 10.15 to the Company’s registration statement on Form S-1, Registration No. 33-96110).

10.3		Stock Option Plan of the Company (incorporated by reference to Exhibit 10.7 to the Company’s registration statement on Form S-1, Registration No. 33-96110).

10.4		Director Stock Option Plan of the Company (incorporated by reference to Exhibit 10.8 to the Company’s registration statement on Form S-1, Registration No. 33-96110).

10.5		Employee Stock Purchase Plan of the Company (incorporated by reference to Exhibit 10.9 to the Company’s registration statement on Form S-1, Registration No. 33-96110).

10.6		Stock Option Agreement, dated August 18, 1995, between the Company and Roger F. Hruby, as amended (incorporated by reference to Exhibit 10.10 to the Company’s registration statement on Form S-1, Registration No. 33-96110).

10.7	2000 Stock Option Plan of the Company (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed with the Commission on March 24, 2000, Commission File No. 0-27222).

10.8	2000 Director Stock Option Plan of the Company (incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement filed with the Commission on March 24, 2000, Commission File No. 0-27222).

10.9(a)	Employment Letter dated May 7, 2002 issued by the Company to Gregory M. Jehlik (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K for the year ended December 31, 2002).

10.9(b)	Retention Agreement effective as of May 2, 2005 between Gregory M. Jehlik and the Company (filed herewith).

10.10	Key Employee Retention Agreement Plan of the Company (summary of plan is incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on May 4, 2005)

10.11(a)	CFC Applied Holographics Joint Venture Agreement dated April 1, 1992, among the Company, CFC Management, Inc., Applied Holographics PLC, and Applied Holographics, Inc., as amended, and related Partnership Agreement, Representation Agreement, and License Agreement (incorporated by reference to Exhibit 10.13 to the Company’s registration statement on Form S-1, Registration No. 33-96110).

10.11(b)	CFC Applied Holographics Joint Venture Termination Agreement dated November 29, 1999 among the Company, CFC Management, Inc., Applied Holographics PLC, and Applied Holographics Inc. (incorporated by reference to Exhibit 10.10(b) to the Company’s Form 10-K for the year ended December 31, 2002).

10.12	Purchase Agreement, dated November 18, 1994, between the Company and Baxter Healthcare Corporation (incorporated by reference to Exhibit 10.14 to the Company’s registration statement on Form S-1, Registration No. 33-96110); Contract renewal agreement dated as of February 15, 1998 (incorporated by reference to Exhibit 10.6 to the Company’s Report on Form 10-K for the year ended December 31, 1998); Contract renewal agreement dated as of March 1, 2001 (incorporated by reference to Exhibit 10.11 to the Company’s Form 10-K for the year ended December 31, 2002).

10.13	Stockholders Support Agreement, dated as of January 9, 2006 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on January 11, 2006).

10.13	Termination Agreement among the Company, CFCI Holdings, Inc., and Holo Acquisition Corp. dated as of March 31, 2006 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on January 11, 2006).

14.1	CFC International, Inc. Conflicts of Interest and Business Ethics Policy (incorporated by reference to Exhibit 14.1 to the Company’s Form 10-K for the year ended December 31, 2002).

21.1	List of Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

All other exhibits are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

SIGNATURES

Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 17, 2006.

CFC INTERNATIONAL, INC.

By:	/s/ ROGER F. HRUBY
Roger F. Hruby
Chairman of the Board of Directors,

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 17, 2006.

Signature	Title

Principal Executive Officer:

/s/ ROGER F. HRUBY Roger F. Hruby	Chairman of the Board of Directors, Chief Executive Officer

Principal Financial/Accounting Officer:

/s/ DENNIS W. LAKOMY Dennis W. Lakomy	Executive Vice President, Chief Financial Officer, Secretary, Treasurer and Director

A Majority of the Directors:

/s/ ROGER F. HRUBY Roger F. Hruby	Director

/s/ WILLIAM G. BROWN William G. Brown	Director

/s/ ROBERT B. COVALT Robert B. Covalt	Director

/s/ GREGORY M. JEHLIK Dennis W. Lakomy	Director

/s/ DENNIS W. LAKOMY Dennis W. Lakomy	Director

/s/ RICHARD PIERCE Richard Pierce	Director

/s/ DAVID D. WESSELINK David D. Wesselink	Director