Form 10-Q
period 2006-03-31
CFC INTERNATIONAL INC
filed 2006-05-15
CIK 949859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

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

Check one:

Large Accelerated Filer  ☐        Accelerated Filer  ☐        Non-Accelerated Filer  ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of May 15, 2006, the Registrant had issued and outstanding 4,029,049 shares of Common Stock, par value $.01 per share, and 512,989 shares of Class B Common Stock, par value $.01 per share.

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

Any forward-looking statements should be considered in light of the risks set forth above, in “Part 1. Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and elsewhere in this report.

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

The risks included here are not exhaustive. The Company operates in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for the Company to predict all such risk factors, nor can the Company assess the impacts of all such risk factors on its business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. The Company has no obligation to revise or update these forward-looking statements to reflect events or circumstances that arise after May 15, 2006 or to reflect the occurrence of anticipated events.

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

Part I – Financial Information

Item 1. Financial Statements

CFC INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS AT

MARCH 31, 2006 AND DECEMBER 31, 2005

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,379,782	$5,013,772
Restricted cash	417,859	365,683
Accounts receivable, less allowance for doubtful accounts and customer credits of $2,026,000 (2006) and $1,803,000 (2005)	15,042,399	14,188,067
Inventories:
Raw materials	3,631,491	3,471,999
Work in process	2,642,207	2,111,314
Finished goods	10,590,277	11,736,034

	16,863,975	17,319,347
Prepaid expenses and other current assets	590,832	528,073
Deferred income tax assets	1,466,643	1,486,717

Total current assets	38,761,490	38,901,659

Property, plant and equipment, net	25,781,382	26,300,422
Deferred income tax assets	2,135,029	2,129,417
Goodwill	1,029,462	1,029,462
Intangible assets, net	2,097,924	2,157,032
Other assets	214,194	214,194
Fair value of interest rate swap	119,593	110,950

Total assets	$70,139,074	$70,843,136

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$6,412,224	$6,412,224
Accounts payable	5,275,470	6,540,465
Accrued compensation and benefits	1,382,035	1,254,142
Accrued bonuses	106,169	327,000
Income taxes payable – current and deferred	1,107,906	1,006,931
Accrued expenses and other current liabilities	3,364,794	4,566,955

Total current liabilities	17,648,598	20,107,717

Deferred income tax liabilities	2,532,675	2,558,294

Long-term debt, net of current portion	12,739,576	12,824,896

Total liabilities	32,920,849	35,490,907

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS’ EQUITY:
Voting Preferred Stock, par value $.01 per share, 750 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 10,000,000 shares authorized; shares issued of 4,611,776 (2006) and 4,581,776 (2005)	46,118	45,818
Class B common stock, $.01 par value, 750,000 shares authorized; 512,989 shares issued and outstanding	5,130	5,130
Additional paid-in capital	14,309,382	13,892,398
Retained earnings	25,375,795	24,224,322
Accumulated other comprehensive income	423,297	126,057

	40,159,721	38,293,725
Less – 582,727 (2006 and 2005) treasury shares of common stock, at cost	(2,941,496)	(2,941,496)

	37,218,225	35,352,229

Total liabilities and stockholders’ equity	$70,139,074	$70,843,136

The accompanying notes are an integral part of the consolidated financial statements.

CFC INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED

MARCH 31, 2006 AND 2005

	Three Months Ended March 31,
	2006	2005
	(Unaudited)
Net sales	$22,419,362	$22,988,838
Cost of goods sold (excluding depreciation and amortization shown below)	14,652,232	14,403,381
Selling, general and administrative expenses	3,578,099	3,922,303
Research and development expenses	677,186	704,030
Depreciation and amortization expenses	1,192,991	1,174,432
Transaction fees	453,078	—

Total operating expenses	20,553,586	20,204,146

Operating income	1,865,776	2,784,692

Other (income) expense:
Interest expense	271,568	278,983
Interest income	(38,941)	(5,266)
Gain on interest rate swap	(8,643)	(65,321)
Other income (rental income)	(5,400)	(33,306)
Foreign currency exchange (gain) loss	(138,172)	277,456

Total other expense, net	80,412	452,546

Income before income taxes	1,785,364	2,332,146
Provision for income taxes	633,892	831,986

Net income	$1,151,472	$1,500,160

Basic earnings per share	$0.25	$0.33

Diluted earnings per share	$0.25	$0.33

The accompanying notes are an integral part of the consolidated financial statements.

CFC INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED

MARCH 31, 2006 AND 2005

	Three Months Ended March 31,
	2006	2005
	(Unaudited)
Cash flows from operating activities:
Net income	$1,151,472	$1,500,160
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,239,392	1,220,835
Interest rate swap valuation	(8,643)	(65,321)
Stock based compensation expense	7,903	—
Loss on disposition of assets	—	32,704
Tax benefit of stock option exercises	—	213,895
Deferred income taxes	167,539	(343,863)
Changes in assets and liabilities:
Accounts receivable, net	(736,444)	(869,088)
Inventories, net	416,326	(456,332)
Prepaid and other current assets	215,553	(20,130)
Other assets	—	(11,522)
Accounts payable	(1,303,167)	(1,911,491)
Accrued compensation and benefits	(31,107)	241,815
Accrued bonus	(74,831)	(1,875,156)
Income taxes payable	137,783	411,763
Accrued expenses and other current liabilities	(1,115,024)	1,375,190

Net cash provided by (used in) operating activities	$66,752	$(556,511)

Cash flows from investing activities:
Purchase of property, plant and equipment	(463,260)	(825,978)

Cash used in investing activities	(463,260)	(825,978)

Cash flows from financing activities:
Proceeds from revolving loan	245,632	766,345
Repayments of revolving loan	(110,352)	(500,000)
Repayments of term loans	(453,107)	(445,430)
Proceeds from exercise of stock option	285,000	332,054
Tax benefit of stock option exercises	101,068	—
Repurchase of treasury shares	—	(159,348)

Net (used in) cash provided by financing activities	68,241	(6,379)

Effect of exchange rate changes on cash and cash equivalents	(305,723)	(81,699)

Decrease in cash and cash equivalents	(633,990)	(1,470,568)

Cash and cash equivalents:
Beginning of period	5,013,772	4,554,699

End of Period	$4,379,782	$3,084,131

The accompanying notes are an integral part of the consolidated financial statements.

CFC INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006 AND 2005

(Unaudited)

Note 1. Basis of Presentation

In the opinion of management, the accompanying interim unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2006 and December 31, 2005 (audited), the results of operations for the three months ended March 31, 2006 and 2005, and statements of cash flows for the three months ended March 31, 2006 and 2005.

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

Note 2. Earnings Per Share

The table below provides the reconciliation of the numerator and denominator in computing earnings per share.

	Three Months Ended
	March 31, 2006			March 31, 2005
	Income	Shares	Per Share	Income	Shares	Per Share
Basic earnings per share:
Income available to Common Stockholders	$1,151,472	4,537,705	$0.25	$1,500,160	4,488,861	$0.33
Effect of Dilutive Securities:
Options exercisable		96,277			123,000
Convertible debt	—	—	—	108	794	—

Diluted earnings per share	$1,151,472	4,633,982	$0.25	$1,500,268	4,612,655	$0.33

Note 3. Business Segments and International Operations

The Company operates a single business segment, which is the formulating and manufacturing of chemically complex, multi-layered functional coatings. The Company produces five primary types of coating products. Net sales for each of these products (in thousands) for the three months ended March 31, 2006 and 2005 were as follows:

	Three Months Ended March 31,
	2006		2005
Net Sales (In Thousands)	Net Sales	%	Net Sales	%
Holographic Products	$5,876	26.2	$4,450	19.4
Printed Products	7,806	34.8	8,936	38.9
Pharmaceutical Products	4,366	19.5	3,848	16.7
Security Products	1,650	7.4	2,680	11.7
Simulated Metal and Other Pigmented Products	2,721	12.1	3,075	13.3

Total	$22,419	100.0	$22,989	100.0

The following is sales information by geographic area for the three months ended March 31, 2006 and 2005, and long lived asset information as of March 31, 2006 and December 31, 2005:

	Three months ended March 31,
Net Sales (In Thousands)	2006	2005
United States	$12,314	$12,360
Europe	6,350	7,187
Other Foreign	3,755	3,442

Total	$22,419	$22,989

Long-Lived Assets (In Thousands)	March 31, 2006	December 31, 2005
United States	$18,188	$18,683
Europe	10,935	11,018

Total	$29,123	$29,701

Europe and other foreign revenue are based on the country in which the customer is domiciled.

Note 4. Comprehensive Income

The Company’s total comprehensive income was as follows:

	Three Months Ended March 31,
	2006	2005
Net income	$1,151,472	$1,500,160
Foreign currency translation adjustment	297,240	(283,677)

Total comprehensive income	$1,448,712	$1,261,483

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

Note 7. Supplemental Pro Forma Information and Disclosures of Stock Based Compensation

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

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). This Statement requires companies to expense the estimated fair value of stock options and similar equity instruments issued to employees over the requisite service period. FAS 123R eliminates the alternative to use the intrinsic method of accounting provided for in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), which generally resulted in no compensation expense recorded in the financial statements related to the grant of stock options to employees if certain conditions were met.

On January 1, 2006, the Company adopted SFAS 123R using the modified prospective method, which requires the Company to record compensation expense for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Accordingly, prior period amounts presented herein have not been restated to reflect the adoption of SFAS 123R.

Prior to the adoption of SFAS 123R, the Company included all tax benefits resulting from the exercise of stock options in operating cash flows in its consolidated statements of cash flows. In accordance with SFAS 123R, for the period beginning with first quarter of fiscal 2006, the Company includes the tax benefits from the exercise of stock options in financing cash flows in its consolidated statement of cash flows.

The Company determines fair value of such awards using the Black-Scholes option-pricing model. There were no grants during the first quarter of 2006.

The expected term of the awards was determined using the “simplified method” as stated in SEC Staff Accounting Bulletin No. 107 that utilizes the following formula: ((vesting term + original contract term)/2). Expected stock volatility was determined based on historical volatility for the 6.25 year-period preceding the measurement date. The risk-free rate was based on the yield curve in effect at the time options were granted, using U.S. treasury constant maturities over the expected life of the option. Expected forfeitures were determined based on the Company’s expectations and past experiences. Expected dividend yield was based on the Company’s dividend policy at the time the options were granted.

Under the fair value recognition provisions of SFAS 123R, stock-based compensation is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Stock-based compensation expense was $7,903 ($5,097 net of income taxes) and the related tax benefit for non-qualified stock options was $2,806 for the first quarter of 2006.

Prior to the adoption of SFAS 123R, the Company accounted for stock-based awards to employees using the intrinsic method in accordance with APB 25. The following table illustrates the effect on net income for the quarter ended March 31, 2005 and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123R.

	Three Months Ended
	03/31/06	03/31/05
Net income as reported	$1,151,472	$1,500,160
Add: compensation expense net recorded	5,097	—
Less – additional compensation expense had SFAS No. 123 been adopted, net of tax, as of 01/01/05	(5,097)	(60,411)

Pro forma net income	$1,151,472	$1,439,749

Basic earnings per share as reported	$0.25	$0.33
Pro forma effect of compensation expense	—	(0.01)

Pro forma basic earnings per share	$0.25	$0.32

Diluted earnings per share as reported	$0.25	$0.33
Pro forma effect of compensation expense	—	(0.01)

Pro forma diluted earnings per share	$0.25	$0.32

Activity in the Company’s stock option plans for the first quarter of 2006 was as follows:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of year	246,241	$7.11	4.6	$1,709,000
Activity:
Granted	—	—	—	—
Exercised	30,000	$9.50	0.1	$209,000

Outstanding, end of period	216,241	$6.78	4.3	$2,119,000

Exerciseable, end of period	162,303	$4.17	3.4	$2,015,000

There were no options granted and there were 30,000 options exercised in the first quarter of 2006. As of March 31, 2006, there was $144,516 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock option plans. The Company expects to recognize that cost over a weighted average period of 2.2 years. The total fair value of shares vested during the period was $7,903.

Note 8. Net Operating Loss Tax Asset

Our German business has generated cumulative tax net operating loss carry forwards (NOLs) totaling 6.2 million Euros at March 31, 2006. These NOLs are being carried forward to offset future taxable income in Germany. The Company has recorded cumulative deferred tax assets of $2.7 million as of March 31, 2006 relating to the benefit of these NOLs. At present time the unused NOLs have no expiration date. Although realization of the deferred tax asset is not assured, the Company has concluded that it is more likely than not that the tax asset will be realized based upon the current operating results in Germany over its results over the last few years, and accordingly no valuation allowance has been provided. This is principally based upon the current operating results in Germany over its results over the last few years, and accordingly no valuation allowance has been provided. If changes in Germany’s operating results occur, or if there are changes to the German tax law, the Company may need to adjust the value of the Company’s deferred tax assets resulting in a reduction to income in the period in which such determination is made.

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

Results of Operations

The following table sets forth, certain items from the Company’s consolidated financial statements as a percentage of net sales for the periods presented:

	Three Months Ended March 31,
	2006	2005
Net sales	100.0%	100.0%

Cost of goods sold (excluding depreciation and amortization shown below)	65.4	62.7
Selling, general and administrative	16.0	17.1
Research and development	3.0	3.1
Depreciation and amortization	5.3	5.0
Transaction fees	2.0	—

Total operating expenses	91.7	87.9

Operating income	8.3	12.1
Interest expense and other	0.9	0.8
Foreign currency exchange (gain) loss	(0.6)	1.2

Income before taxes	8.0	10.1
Provision for income taxes	2.9	3.6

Net income	5.1%	6.5%

Quarter Ended March 31, 2006 Compared to Quarter Ended March 31, 2005

Net sales for the quarter ended March 31, 2006 decreased 2.5% to $22.4 million, from $23.0 million for the quarter ended March 31, 2005. The Euro weakened 8.9% compared to the U.S. dollar, and as a result sales decreased approximately $0.6 million in the first quarter of 2006. Holographic product sales increased 32.6% to $5.9 million for the quarter ended March 31, 2006, compared to $4.4 million for the quarter ended March 31, 2005. This increase is primarily due to strong European demand in packaging. Printed product sales decreased 10.6% to $7.8 million, from $8.7 million primarily due to an increase in the Company’s customers ordering higher volumes in the fourth quarter of 2005 in order to secure product before the Company instituted a price increase. Pharmaceutical product sales increased 11.4% to $4.4 million for the quarter ended March 31, 2006, from $3.9 million for the quarter ended March 31, 2005. Pharmaceutical product sales increased domestically as the Company’s customers expanded their penetration. Security product (mag stripe, signature panels, and tipping products for credit cards, intaglio-printed products and gift cards) sales decreased 38.3% to $1.7 million, from $2.7 million. This decrease is primarily due to weaker gift card volumes. Sales of specialty pigmented and other simulated metal products decreased 15.9% to $2.7 million, from $3.2 million, primarily due to the Company exiting low margin business.

Cost of goods sold for the quarter ended March 31, 2006 increased 1.7% to $14.7 million, from $14.4 million for the quarter ended March 31, 2005. This increase was primarily due to increased costs for scrap. The cost of goods sold as a percentage of net sales for the quarter ended March 31, 2006 increased to 65.4% from 62.7% for the quarter ended March 31, 2005 primarily due to lower sales and increased costs for scrap.

Selling, general, and administrative expenses for the quarter ended March 31, 2006 decreased 8.8% to $3.6 million, from $3.9 million for the quarter ended March 31, 2005. This decrease is due primarily to a reduction in resources in the first quarter of 2006 that were not replaced, and a decline in gainshare. As a percent of net sales these costs were 16.0% for the quarter ended March 31, 2006, and 17.1% for the quarter ended March 31, 2005. The decrease in percentage is primarily due to the reasons noted above.

Research and development expenses for the quarter ended March 31, 2006 decreased 3.8% to $677,000, from $704,000 for the quarter ended March 31, 2005. This decrease is primarily due to a decrease of incentive benefits based upon operating results. Research and development expenses for the quarter ended March 31, 2006 decreased as a percentage of net sales to 3.0% from 3.1% for the quarter ended March 31, 2005. This decrease in percentage was primarily due to the reasons noted above.

Depreciation and amortization expenses for the quarter ended March 31, 2006 increased 1.6% to $1,193,000, from $1,174,000 for the quarter ended March 31, 2005. This increase was primarily due to capital expenditures. Depreciation and amortization expense as a percentage of net sales for the quarter ended March 31, 2006, increased to 5.3%, from 5.1% for the quarter ended March 31, 2005 primarily due to the reasons noted above.

Transaction expenses related to the abandoned transaction with Quad-C Management, Inc. amounted to $453,000 for the quarter ended March 31, 2006. There were no such expenses in 2005.

Operating income for the quarter ended March 31, 2006 decreased 33.0% to $1.9 million, from $2.8 million for the quarter ended March 31, 2005. The decrease in operating income is due primarily due to the reasons noted above. Operating income for the quarter ended March 31, 2006 decreased as a percentage of net sales to 8.3% from 12.1% for the quarter ended March 31, 2005. This decrease is due primarily to the reasons noted above.

Interest expense for the quarter ended March 31, 2005 decreased 2.7% to $272,000, from $279,000 for the quarter ended March 31, 2005. This decrease was due primarily to the decrease in debt resulting from principal payments on our revolving loans.

Other income for the quarter ended March 31, 2006 decreased to $5,400 from $33,000 for the quarter ended March 31, 2005. This decrease is primarily due to less rental income received in 2006 compared to 2005, as the former owner vacated the Chicago Heights property we acquired in February 2004.

The gain on foreign currency exchange for the quarter ended March 31, 2006 increased to $138,000 from a loss of $277,000 for the quarter ended March 31, 2005. This was a result of the weakening of the Euro against the U.S. dollar.

The effective income tax rate remained relatively unchanged at 35.5% for the quarter ended March 31, 2006 and 2005.

Net income for the quarter ended March 31, 2006 decreased 23.2% to $1.2 million, from $1.5 million for the quarter ended March 31, 2005. This decrease in net income was due primarily to the factors affecting sales, income and expenses, as discussed above.

Liquidity and Capital Resources

Our cash flow from operations increased by $0.6 million to cash provided of $45,556 in 2006 compared to a use of cash of $557,000 in 2005 primarily due to the payment of accrued bonuses offset by an increase in net income of $345,000. Working capital increased by $2.3 million during the first three months of 2006 as compared to $2.1 million during the first three months of 2005. The primary reasons for this increase are an increase of $1.8 million in customer receivables, plus a decrease in accounts payable, accrued compensation and benefits and other accrued expenses of $1.5 million, offset by a decrease in inventories of $1.0 million, and a decrease of $1.4 million in cash.

Our German business has generated cumulative tax net operating loss carry forwards (NOLs) totaling 6.2 million Euros at March 31, 2006. These NOLs are being carried forward to offset future taxable income in Germany. The Company has recorded cumulative deferred tax assets of $2.7 million as of March 31, 2006 relating to the benefit of these NOLs. At present time the unused NOLs have no expiration date. Although realization of the deferred tax asset is not assured, the Company has concluded that it is more likely than not that the tax asset will be realized based upon the current operating results in Germany over its results over the last few years, and accordingly no valuation allowance has been provided. This is principally based upon the current operating results in Germany over its results over the last few years, and accordingly no valuation allowance has been provided. If changes in Germany’s operating results occur, or if there are changes to the German tax law, the Company may need to adjust the value of the Company’s deferred tax assets resulting in a reduction to income in the period in which such determination is made.

At March 31, 2006, we had available $10.2 million under the revolving credit agreement maintained with our primary bank. This agreement, which matures April 1, 2007, is collateralized by our trade accounts receivables and inventories. We expect to renew our loan revolving credit agreements in the normal course prior to the maturity date. We believe that the net cash provided by operating activities and amounts available under the revolving credit agreement are sufficient to finance the Company’s growth and future capital requirements. We had no material commitments to purchase capital assets as of March 31, 2006.

Euro Conversion

Member countries of the European Union have established fixed conversion rates between their existing currencies (“legacy currencies”) and one common currency, the Euro. Since January 1, 2002, the new Euro-denominated notes and coins are in circulation and legacy currencies have been withdrawn from circulation. We have a manufacturing facility located in a member country (Germany), and the conversion to the Euro has eliminated currency exchange rate risk for transactions among the member countries, which for us primarily consists of payments to suppliers. In addition, because we use foreign-denominated debt to meet our financial requirements and to reduce our foreign currency risks, certain of these financial instruments are denominated in Euro to finance European activities. We addressed all issues involved with converting to the new currency, and the conversion did not have a significant impact on our financial position, results of operations or cash flows. At March 31, 2006, we had total assets of $23.6 million and net assets of $6.9 million invested in Europe.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments held by the Company for which it is practicable to estimate that value. The carrying amount of cash equivalents approximates their fair value because of the short maturity of those instruments. The estimated fair value of accounts receivable approximated its carrying value at March 31, 2006 and December 31, 2005 based upon analysis of their collectability and net realizable value. The estimated fair value of the Company’s long-term debt approximated its carrying value at March 31, 2006 and December 31, 2005, based upon market prices for the same or similar type of financial instrument. The Company minimizes its exposure to the impact of fluctuation in foreign exchange rates in situations for certain sales for products sold in Europe but manufactured in the U.S. through the movement of production of those products to Europe. There are no other activities of the Company where management believes exchange rates have a material impact with respect to the underlying transactions. In January 2003, the Company renewed its main loan agreements. The two main domestic loans, Term Loan A and Term Loan B were renewed at a floating prime rate of interest with a one-time option to lock the interest rate at LIBOR plus 1.5%. The Company executed two interest rate swap agreements to fix the interest rate on Term Loan A at 4.82% on the principal balance of $2,303,840, and Term Loan B at 4.43% on the principal balance of $4,606,324 on April 4, 2003. The swap agreements terminate on January 31, 2008. These derivatives do not qualify for hedge accounting and accordingly, the Company records these derivative instruments and the associated assets or liabilities at their fair values with the related gains or losses recorded as other income or expense in the consolidated statements of income. The Company does not use derivative financial instruments to address currency or commodity pricing risks.

Item 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to provide reasonable assurances that information required to be disclosed in reports filed with the SEC pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosures. Under the supervision and with the participation of the Company’s management, including the CEO and CFO, the Company conducted an evaluation of the overall effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, management including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2006.

The evaluation of the Company’s disclosure controls and procedures by the CEO and the CFO included a review of the controls’ objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Quarterly Report. The Company’s management, including the CEO and CFO, does not expect that disclosure controls and procedures can or will prevent or detect all errors and all fraud, if any, because there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. As a result, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Also, projections of any evaluation of the disclosure controls and procedures to future periods are subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. There has not been any change in the Company’s internal control over financial reporting identified in connection with the evaluation described above that occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably like to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1. LEGAL PROCEEDINGS

On January 12, 2006, the Pennsylvania Event Driven Fund, a holder of 500 Shares, filed a punitive class action complaint in the Circuit Court of Cook County, Illinois (Case No. 06 CH 780), against us and each of our directors. The complaint disclaims any request for damages and seeks only declaratory and injunctive relief. Specifically, the complaint seeks a declaration that non-solicitation, expense reimbursement and termination fee provisions in the merger agreement ostensibly were entered into in breach of the board’s fiduciary duty. The complaint also seeks a multi-faceted injunction requiring the defendants to comply with certain conditions (including a condition that the merger be approved by a majority of the minority of our stockholders) before the merger, or “any acquisition,” can be consummated. This law suit was dismissed on May 10, 2006.

Item 1A. RISK FACTORS

There were no material changes in the first quarter of 2006 from the previously reported 2005 Form 10-K risk factors.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following chart summarizes Common Stock repurchases for the three months ended March 31, 2006:

For the three months ended March 31, 2006	(a) Total number of shares repurchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plan	(d) Maximum number of shares that may yet be purchased under plans or programs
January 1, 2006 to January 31, 2006	—	—	—	—
February 1, 2006 to February 28, 2006	—	—	—	—
March 1, 2006 to March 31, 2006	—	—	—	—

Total	—	—	—	—

Item 6. EXHIBITS

a.	Exhibits

31.1	Certification of CEO pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of CFO pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of CEO pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of CFO pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 15, 2006.

CFC INTERNATIONAL, INC.

Dennis W. Lakomy
Executive Vice President,
Chief Financial Officer,
Secretary, and Treasurer
(Principal Financial Officer and Duly
Authorized Officer)