Form 10-Q
period 2006-06-30
CFC INTERNATIONAL INC
filed 2006-08-14
CIK 949859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. (See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act). (Check one):

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of August 14, 2006, the Registrant had issued and outstanding 4,029,049 shares of Common Stock, par value $.01 per share, and 512,989 shares of Class B Common Stock, par value $.01 per share.

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

Any forward-looking statements should be considered in light of the risks set forth above, in “Part I. Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and elsewhere in this report.

Some of the factors that could cause or contribute to such differences include:

•	The effect of continuing unfavorable economic conditions on market growth trends, in particular higher energy costs, in general and the impact on the Company’s customers, the demand for the Company’s products and services, and the Company’s ordinary sources of supply in particular;

•	Risks inherent in international operations, including possible economic, political or monetary instability and its impact on the level and profitability of foreign sales;

•	Uncertainties relating to the Company’s ability to consummate its business strategy, including the Company’s inability to successfully realize synergies and cost savings from the integration of previously acquired businesses;

•	Changes in the costs and availability of raw materials and the Company’s ability to adjust selling prices to reflect those changes;

•	The Company’s reliance on existing senior management and the impact of the loss of any of those persons or its inability to continue to identify, hire and retain qualified management personnel;

•	Uncertainties relating to the Company’s ability to develop and distribute new proprietary products to respond to market needs in a timely manner and the Company’s ability to continue to protect its proprietary product information and technology;

•	The Company’s ability to continue to successfully identify and implement productivity improvements and cost reduction initiatives;

•	The Company’s reliance on a small number of significant customers;

•	Uncertainties relating to the Company’s ability to continue to compete effectively with other producers of specialty transferable coatings and producers of alternative products with greater financial and management resources;

•	Control of the Company by a principal stockholder; and

•	The effects of acts of terrorism and armed conflicts on the Company’s operations, demands for products and sources of supply.

The risks included here are not exhaustive. The Company operates in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for the Company to predict all such risk factors, nor can the Company assess the impacts of all such risk factors on its business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. The Company has no obligation to revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report or to reflect the occurrence of anticipated events.

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

Part I – Financial Information

Item 1. Financial Statements

CFC INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS AT

JUNE 30, 2006 AND DECEMBER 31, 2005

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,521,758	$5,013,772
Restricted cash	471,596	365,683
Accounts receivable, less allowance for doubtful accounts and customer credits of $2,026,000 (2006) and $1,803,000 (2005)	13,249,207	14,188,067
Inventories:
Raw materials	3,854,636	3,471,999
Work in process	2,277,880	2,111,314
Finished goods	11,225,831	11,736,034

	17,358,347	17,319,347
Prepaid expenses and other current assets	823,596	528,073
Deferred income tax assets	1,550,415	1,486,717

Total current assets	37,974,919	38,901,659

Property, plant and equipment, net	26,003,159	26,300,422
Deferred income tax assets	2,456,870	2,129,417
Goodwill	1,029,462	1,029,462
Intangible assets, net	2,038,815	2,157,032
Other assets	214,194	214,194
Fair value of interest rate swap	118,104	110,950

Total assets	$69,835,523	$70,843,136

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$6,412,224	$6,412,224
Accounts payable	5,425,359	6,540,465
Accrued compensation and benefits	1,292,327	1,254,142
Accrued bonuses	96,959	327,000
Income taxes payable – current and deferred	109,604	1,006,931
Accrued expenses and other current liabilities	4,485,700	4,566,955

Total current liabilities	17,822,173	20,107,717

Deferred income tax liabilities	2,532,675	2,558,294

Long-term debt, net of current portion	13,045,338	12,824,896

Total liabilities	33,400,186	35,490,907

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS’ EQUITY:
Voting Preferred Stock, par value $.01 per share, 750 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 10,000,000 shares authorized; shares issued of 4,612,885 (2006) and 4,581,776 (2005)	46,128	45,818
Class B common stock, $.01 par value, 750,000 shares authorized;
512,989 shares issued and outstanding	5,130	5,130
Additional paid-in capital	14,346,263	13,892,398
Retained earnings	24,246,585	24,224,322
Accumulated other comprehensive income	732,727	126,057

	39,376,833	38,293,725
Less – 582,727 (2006 and 2005) treasury shares of common stock, at cost	(2,941,496)	(2,941,496)

	36,435,337	35,352,229

Total liabilities and stockholders’ equity	$69,835,523	$70,843,136

The accompanying notes are an integral part of the consolidated financial statements.

CFC INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS AND SIX MONTHS ENDED

JUNE 30, 2006 AND 2005

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Net sales	$18,486,869	$22,227,720	$40,906,231	$45,216,558

Cost of goods sold (excluding depreciation and amortization shown below)	13,467,928	14,548,516	28,120,160	28,951,897
Selling, general and administrative expenses	4,112,930	3,840,920	7,691,029	7,763,223
Research and development expenses	682,953	708,768	1,360,139	1,412,798
Depreciation and amortization	1,218,090	1,169,513	2,411,081	2,343,945
Transaction expenses	707,670	434,038	1,160,748	434,038

Total operating expenses	20,189,571	20,701,755	40,743,157	40,905,901

Operating (loss) income	(1,702,702)	1,525,965	163,074	4,310,657

Other (income) expenses:
Interest expense	272,882	268,899	544,450	547,882
Interest income	(63,005)	(3,929)	(101,946)	(9,195)
Other income (rental income)	(3,600)	(35,106)	(9,000)	(68,412)
Interest rate swap valuation provision (benefit)	1,489	33,735	(7,154)	(31,586)
Foreign currency exchange (gain) loss	(159,658)	488,088	(297,830)	765,544

Total other expenses, net	48,108	751,687	128,520	1,204,233

(Loss) income before income taxes	(1,750,810)	774,278	34,554	3,106,424
(Benefit) provision for income taxes	(621,601)	276,014	12,291	1,108,000

Net (loss) income	$(1,129,209)	$498,264	$22,263	$1,998,424

Basic (loss) earnings per share	$(0.25)	$0.11	$0.01	$0.44

Diluted (loss) earnings per share	$(0.25)	$0.11	$0.01	$0.43

The accompanying notes are an integral part of the consolidated financial statements.

CFC INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED

JUNE 30, 2006 AND 2005

	Six Months Ended June 30,
	2006	2005
	(Unaudited)
Cash flow from operating activities:
Net income	$22,263	$1,998,424
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,503,884	2,436,750
Interest swap valuation	(7,154)	(31,586)
Stock based compensation expense	54,632	—
Loss on disposition of assets	—	32,704
Tax benefit of stock options	—	220,700
Deferred income taxes	(383,827)	32,554
Changes in assets and liabilities:
Accounts receivable	1,300,866	(376,273)
Inventories	574,362	(152,760)
Prepaid and other current assets	361,898	219,634
Other assets	—	(17,019)
Accounts payable	(1,241,130)	(1,863,883)
Accrued compensation and benefits	(48,856)	479,931
Accrued bonus	(169,000)	(1,626,778)
Income taxes payable	(805,122)	84,010
Accrued expenses and other current liabilities	(124,771)	455,645

Net cash provided by operating activities	$2,038,045	$1,892,053

Cash flows from investing activities:
Additions to property, plant and equipment	(1,163,951)	(1,535,193)
Change in restricted cash	(105,913)	—

Cash used in investing activities	(1,269,864)	(1,535,193)

Cash flows from financing activities:
Repayment of revolver	(411,652)	(762,349)
Proceeds from revolver	515,536	771,714
Proceeds from term loan	2,744,100	—
Repayments of term loan	(949,923)	(900,395)
Repayments of term debt	(2,744,100)	—
Tax benefit from stock option exercises	102,996	—
Proceeds from exercise of stock options	290,439	342,616
Repurchase of treasury shares	—	(163,883)

Net cash used in financing activities	(452,604)	(712,297)

Effect of exchange rate changes on cash and cash equivalents	(807,591)	6,293

Decrease in cash and cash equivalents	(492,014)	(349,144)

Cash and cash equivalents:
Beginning of period	5,013,772	4,554,699

End of period	$4,521,758	$4,205,555

The accompanying notes are an integral part of the consolidated financial statements.

CFC INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006 AND 2005

(Unaudited)

Note 1. Basis of Presentation

In the opinion of management, the accompanying interim unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2006 and December 31, 2005, the results of operations for the three months and six months ended June 30, 2006 and 2005, and statements of cash flows for the six months ended June 30, 2006 and 2005.

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

Note 2. Earnings Per Share

The table below provides the reconciliation of the numerator and denominator in computing earnings (loss) per share.

	Three Months Ended
	June 30, 2006			June 30, 2005
	Income	Shares	Per Share	Income	Shares	Per Share
Basic (Loss) Earnings Per Share:
(Loss) income available to Common Stockholders	$(1,129,209)	4,542,879	$(0.25)	$498,264	4,511,432	$0.11
Effect of Dilutive Securities:
Options exercisable		—	—		122,924	—

Diluted (Loss) Earnings per Share	$(1,129,209)	4,542,879	$(0.25)	$498,264	4,634,356	$0.11

	Six Months Ended
	June 30, 2006			June 30, 2005
	Income	Shares	Per Share	Income	Shares	Per Share
Basic Earnings Per Share:
Income available to Common Stockholders	$22,263	4,542,458	$0.01	$1,998,424	4,511,078	$0.44
Effect of Dilutive Securities:
Options exercisable		84,731	—		117,322	(0.01)

Diluted Earnings per Share	$22,263	4,626,189	$0.01	$1,998,532	4,629,194	$0.43

Note 3. Business Segments and International Operations

The Company operates a single business segment, which is the formulating and manufacturing of chemically complex, multi-layered functional coatings. The Company produces five primary types of coating products. Net sales for each of these products (in thousands) for the three months and six months ended June 30, 2006 and 2005 were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2006	%	2005	%	2006	%	2005	%
Holographic Products	$4.3	23.0	$6.5	29.4	$10.1	24.8	$10.9	24.3
Printed Products	6.7	36.5	7.3	32.9	14.6	35.6	16.0	35.5
Pharmaceutical Products	3.4	18.7	3.6	16.0	7.8	19.1	7.5	16.5
Security Products	1.5	8.0	2.0	9.0	3.1	7.6	4.7	10.3
Specialty Pigmented and Other Simulated Metal Products	2.6	13.9	2.8	12.7	5.3	12.9	6.1	13.4

Total	$18.5	100.0	$22.2	100.0	$40.9	100.0	$45.2	100.0

The following is sales information by geographic area for the three months and six months ended June 30, 2006 and 2005, and long lived asset information as of June 30, 2006 and December 31, 2005:

	Three months ended June 30,		Six months ended June 30,
Net Sales (In Thousands)	2006	2005	2006	2005
United States	$7,880	$12,137	$20,194	$24,497
Europe	6,777	6,993	13,127	14,180
Other Foreign	3,830	3,098	7,585	6,540

Total	$18,487	$22,228	$40,906	$45,217

Long-Lived Assets (In Thousands)	June 30, 2006	December 31, 2005
United States	$17,980	$18,683
Europe	11,306	11,018

Total	$29,286	$29,701

Europe and other foreign revenue are based upon the country in which the customer is domiciled.

Note 4. Comprehensive Income

The Company’s total comprehensive (loss) income was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net (loss) income	$(1,129,209)	$498,264	$22,263	$1,998,424
Foreign currency translation adjustment	309,430	(535,999)	606,670	(819,676)

Total comprehensive (loss) income	$(819,779)	$(37,735)	$628,933	$1,178,748

Note 5. Contingencies and Commitments

From time to time, the Company is subject to legal proceedings and claims that arise in the normal course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows. On June 22, 2006, the Pennsylvania Event Driven Fund, a holder of 500 Shares, filed a punitive class action complaint in the Circuit Court of Cook County, Illinois (Case No. 06 CH 1264), against us and each of our directors. The complaint disclaims any request for damages and seeks only declaratory and injunctive relief. Specifically, the complaint seeks a declaration that non-solicitation, expense reimbursement and termination fee provisions in the merger agreement between the Company and Illinois Tool Works Inc. (see Note 9) ostensibly were entered into in breach of the board’s fiduciary duty. The complaint also seeks a multi-faceted injunction requiring the defendants to comply with certain conditions (including a condition that the merger be approved by a majority of the minority of our stockholders) before the merger, or “any acquisition,” can be consummated. The Company has reached an agreement in principle with the plaintiff in connection with the settlement of this litigation. Although the settlement is subject to additional documentation, confirmatory discovery, and court approval, the basic terms of the settlement are expected to include certain additional disclosures that have been reflected in the Information Statement, which has been filed with the SEC and mailed to the Company’s stockholders and which describes the merger, the grant of mutual releases of all claims (excluding appraisal rights), dismissal of the lawsuit, and the payment to plaintiff’s counsel by the Company of attorneys’ fees and expenses. In the event that this settlement is not ultimately concluded, the Company intends to defend the suit vigorously. The Company does not expect that the ultimate resolution of this matter will have any material impact on the Company’s financial condition, results of operations or cash flows.

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

Stock Option Plan. The Stock Option Plan consists of two arrangements – the “1995 Plan” and the “2000 Plan.” A total of 400,000 shares of common stock are reserved for issuance under these plans, subject to anti-dilution and adjustment provisions. No options may be granted after August 15, 2005 (1995 Plan), or after November 6, 2009 (2000 Plan). If an option expires or is terminated or cancelled unexercised, the shares related to such options are returned to total shares reserved for issuance. Options granted under the Stock Option Plan have a term of ten years and generally vest over a four year period.

Director Stock Option Plan. The Company’s Director Stock Option Plan consists of two arrangements – the “1995 Plan” and the “2000 Plan”. A total of 100,000 shares of common stock are reserved for issuance under these plans, subject to anti-dilution and other adjustment provisions. Options granted under these plans have a term of ten years subject to earlier termination if the optionee’s service as a director terminates and vest over a four year period.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). This Statement requires companies to expense the estimated fair value of stock options and similar equity instruments issued to employees over the requisite service period. SFAS 123R eliminates the alternative to use the intrinsic method of accounting provided for in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), which generally resulted in no compensation expense recorded in the financial statements related to the grant of stock options to employees if certain conditions were met.

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

The Company determines fair value of such awards using the Black-Scholes option-pricing model. There were no grants during the first and second quarters of 2006.

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

Under the fair value recognition provisions of SFAS 123R, stock-based compensation is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Stock-based compensation expense was $37,427 ($24,140 net of income taxes) and the related tax benefit for non-qualified stock options was $13,287 for the first half of 2006.

Prior to the adoption of SFAS 123R, the Company accounted for stock-based awards to employees using the intrinsic method in accordance with APB 25. The following table illustrates the effect on net income for the quarter and six months ended June 30, 2005 and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123R.

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net (loss) income as reported	$498,264	$1,998,424
Add: compensation expense net recorded	—	—
Less – additional compensation expense had SFAS No. 123 been adopted, net of tax, as of January 1, 2005	(14,833)	(29,936)

Pro forma net (loss) income	$483,431	$1,968,488

Basic (loss) earnings per share as reported	$0.11	$0.44
Pro forma effect of compensation expense	0.00	(0.01)

Pro forma basic (loss) earnings per share	$0.11	$0.43

Diluted (loss) earnings per share as reported	$0.11	$0.43
Pro forma effect of compensation expense	0.00	(0.01)

Pro forma diluted (loss) earnings per share	$0.11	$0.42

Activity in the Company’s stock option plans for the first half of 2006 was as follows:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of year	246,241	$7.11	4.6	$1,709,000
Activity:

Granted	—	—	—	—
Exercised	31,000	$9.37	0.2	$219,000
Cancelled	875	$5.54	5.8	$9,500

Outstanding, end of period	214,366	$6.81	4.3	$2,064,000

Exercisable, end of period	160,803	$6.47	3.1	$1,603,000

There were no options granted and there were 31,000 options exercised in the first half of 2006. As of June 30, 2006, there was $124,444 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock option plans. The Company expects to recognize that cost over a weighted average period of 2.2 years. The total fair value of shares vested during the period was $37,427.

Note 8. Net Operating Loss Tax Asset

The Company’s German business has generated cumulative tax net operating loss carry forwards (NOLs) totaling 5.6 million Euros at June 30, 2006. These NOLs are being carried forward to offset future taxable income in Germany. The Company has recorded cumulative deferred tax assets of $2.4 million as of June 30, 2006 relating to the benefit of these NOLs. At present time the unused NOLs have no expiration date. Although realization of the deferred tax asset is not assured, the Company has concluded that it is more likely than not that the tax asset will be realized, and accordingly no valuation allowance has been provided. If the Company concludes that as a result of actions planned or taken, the German business cannot maintain profitability, or if there are changes to the German tax law, the Company may need to adjust the value of the Company’s deferred tax assets resulting in a reduction to income in the period in which such determination is made.

Note 9. Pending Acquisition of the Company By Illinois Tool Works Inc.

On June 19, 2006 the Company entered into a definitive agreement to be acquired by an affiliate of Illinois Tool Works Inc. (NYSE: ITW) for $16.75 in cash per share. The price represents a premium of approximately 48% over the closing price of $11.30 per share of the Company’s common stock as of June 19, 2006.

Under the terms of the agreement, which was recommended by a special committee comprised entirely of independent directors of the Company and unanimously approved by the Company’s Board of Directors, ITW, through a subsidiary, will acquire all outstanding shares of common stock of the Company for $16.75 per share. The Company’s Board of Directors has received an opinion from Houlihan Lokey Howard & Zukin Financial Advisors, Inc. that $16.75 per share is fair, from a financial point of view, to the public stockholders of the Company. The transaction is currently expected to close in the third quarter of 2006.

For further information, please see the Definitive Information Statement on Schedule 14C that the Company filed with the Securities and Exchange Commission on August 8, 2006, and mailed to its stockholders on or about that date.

Note 10. Recent Accounting Pronouncement

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” This Interpretation prescribes a recognition threshold and measurable attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation will be effective for the Company on January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently assessing the impact of the adoption of the Interpretation on its financial statements.

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

Results of Operations

The following table sets forth certain items from the Company’s consolidated financial statements as a percentage of net sales for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Net sales	100.0%	100.0%	100.0%	100.0%

Cost of goods sold (excluding depreciation and amortization shown below)	72.9	65.4	68.8	64.0
Selling, general and administrative	22.2	17.2	18.8	17.2
Research and development	3.7	3.2	3.3	3.1
Depreciation and amortization	6.6	5.3	5.9	5.2
Transaction expenses	3.8	2.0	2.8	1.0

Total operating expenses	109.2	93.1	99.6	90.5

Operating (loss) income	(9.2)	6.9	0.4	9.5
Interest expense	1.5	1.3	1.3	1.2
Interest income	(0.3)	—	(0.3)	—
Other income (rental income)	—	(0.2)	—	(0.2)
Interest rate swap valuation provision (benefit)	—	0.2	—	(0.1)
Foreign currency exchange (gain) loss	(0.9)	2.2	(0.7)	1.7

(Loss) income before taxes	(9.5)	3.5	0.1	6.9
(Benefit) provision for income taxes	(3.4)	1.3	0.0	2.5

Net (loss) income	(6.1)%	2.2%	0.1%	4.4%

Quarter Ended June 30, 2006 Compared to Quarter Ended June 30, 2005

Net sales for the quarter ended June 30, 2006 decreased 16.8 percent to $18.5 million, from $22.2 million for the quarter ended June 30, 2005. Holographic products sales decreased 34.9 percent to $4.3 million for the quarter ended June 30, 2006, from $6.5 million for the quarter ended June 30, 2005. This decrease was primarily due to a decrease in sales for the Visa credit card holographic magnetic stripe attributable to Visa International’s March 2006 directive to its member financial institutions and authorized credit card manufacturers to cease producing and issuing Visa credit cards incorporating the holographic magnetic stripe that we had been providing to credit card manufacturers, due to reported electro-static discharge anomalies with the magnetic stripe. Printed products sales in the second quarter of 2006 decreased 7.9 percent to $6.7 million, down from $7.3 million for the second quarter of 2005, primarily due to softness in the consumer furniture market. Pharmaceutical product sales decreased 2.9 percent to $3.4 million in the quarter ended June 30, 2006, from $3.5 million in the same period in 2005, primarily due to general market conditions. Security products (magnetic stripes, signature panels and tipping products for credit cards, intaglio-printed products and gift cards) sales decreased 25.9 percent to $1.5 million in the second quarter of 2006, down from $2.0 million during the same period in 2005. This decrease was primarily a result of an earlier startup of gift card production in 2005, as compared to the same period in 2006. Sales of simulated metal and other pigmented products decreased 9.4 percent to $2.6 million for the quarter ended June 30, 2006, down from $2.8 million for the quarter ended June 30, 2005, primarily due to soft European sales.

Cost of goods sold for the quarter ended June 30, 2006, decreased 7.4 percent to $13.5 million, down from $14.5 million for the quarter ended June 30, 2005. This decrease was primarily due to the impact of lower sales as discussed above of $3.7 million, plus higher material costs of $500,000. Cost of goods sold for the quarter ended June 30, 2006, increased as a percentage of net sales to 72.9 percent, from 65.4 percent for the quarter ended June 30, 2005, primarily due to lower sales and higher material scrap and production costs.

Selling, general, and administrative expenses for the quarter ended June 30, 2006, increased 6.7 percent to $4.1 million, up from $3.8 million for the quarter ended June 30, 2005. This increase was primarily due to a net increase in employee headcount. Selling, general, and administrative expenses for the quarter ended June 30, 2006, increased as a percentage of net sales to 22.2 percent, up from 17.2 percent for the quarter ended June 30, 2005, primarily due to lower sales as described above and higher selling expenses.

Research and development expenses for the quarter ended June 30, 2006, decreased 3.6 percent to $683,000 from $709,000 for the quarter ended June 30, 2005. Research and development expenses for the quarter ended June 30, 2006, increased as a percentage of net sales to 3.7 percent, from 3.2 percent for the quarter ended June 30, 2005 due primarily to lower sales.

Depreciation and amortization expenses for the quarter ended June 30, 2006, increased 4.2 percent to $1,218,000, from $1,170,000 for the quarter ended June 30, 2005. This increase was primarily due to capital expenditures. Depreciation and amortization expenses as a percentage of net sales increased to 6.6 percent, from 5.3 percent for the quarter ended June 30, 2005 due to lower sales.

Transaction expenses incurred in the quarter ended June 30, 2006 in connection with the proposed sale of the Company were $708,000, a $274,000 increase from $434,000 for the quarter ended June 30, 2005.

Operating (loss) income for the quarter ended June 30, 2006, decreased to a loss of ($1.7) million, from $1.5 million in income for the quarter ended June 30, 2005. The decrease in operating income is primarily a result of the reasons noted above.

Interest expense for the quarter ended June 30, 2006, increased 1.5 percent to $273,000, from $269,000 for the quarter ended June 30, 2005. This increase was due to rising interest rates.

Interest income for the quarter ended June 30, 2006, increased to $63,000, from $4,000 for the quarter ended June 30, 2005. This increase was primarily related to interest received on overnight investments.

Other income for the quarter ended June 30, 2006, decreased to $4,000, from $35,000 for the quarter ended June 30, 2005. This decrease is attributable to the decrease in rental income associated with the tenant in the adjacent Chicago Heights facility vacating the property under the terms of the lease agreement.

Interest rate swap valuation (benefit) provision for the quarter ended June 30, 2006, decreased to a provision of $1,500, from a (benefit) of $35,000 for the quarter ended June 30, 2005. This represents the change in the fair value of the swap agreement.

There was a foreign currency exchange gain of $160,000 for the quarter ended June 30, 2006 compared to a loss of $488,000 for the quarter ended June 30, 2005. This was a result of the strengthening of the U.S. dollar against the Euro.

Income taxes (benefits) for the quarter ended June 30, 2006 was ($622,000), compared to a provision of $276,000 for the quarter ended June 30, 2005. The effective tax rate remained unchanged at 35.5% for the quarter ended June 30, 2006 and the quarter ended June 30, 2005.

Net (loss) income was ($1,129,000) in the quarter ended June 30, 2006, compared to income of $498,000 in the quarter ended June 30, 2005. This decrease in net income is primarily due to the reasons described above.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Net sales for the six months ended June 30, 2006, decreased 9.5 percent to $40.9 million, from $45.2 million for the six months ended June 30, 2005. Holographic product sales decreased 7.6 percent to $10.1 million for the six months ended June 30, 2006, from $10.9 million for the six months ended June 30, 2005. This decrease was primarily due to softness in holographic product sales. Printed product sales for these periods decreased 9.3 percent to $14.6 million, from $16.0 million primarily due to softness in the furniture market. Pharmaceutical product sales for these periods increased 4.6 percent to $7.8 million, up from $7.5 million. This increase is primarily the result of continued penetration on a global basis. Security products (magnetic stripe, signature panels and tipping products for credit cards, intaglio-printed products and gift cards) sales decreased 33.0 percent to $3.1 million for the six months ended June 30, 2006, from $4.7 million in the first half of 2005. This decrease was primarily due to earlier start up of the gift card business in 2005, and a spillover of the tail end gift card business in late 2004 into early 2005. Sales of simulated metal and other pigmented products decreased 12.9 percent to $5.3 million for the six months ended June 30, 2006, from $6.1 million for the six months ended June 30, 2005. This decrease is primarily due to soft European sales of $1.0 million, offset by stronger domestic sales of $200,000. In addition, the Euro depreciated in value by an average of 4.3 percent compared to the U.S. dollar, and as a result sales decreased approximately $456,000 in the first half of 2006.

Cost of goods sold for the six months ended June 30, 2006, decreased 2.9 percent to $28.1 million, from $29.0 million for the six months ended June 30, 2005. This decrease was primarily due to lower sales levels and higher material costs of $700,000. Cost of goods sold for the six months ended June 30, 2006, increased as a percent of net sales to 68.8 percent, from 64.0 percent for the six months ended June 30, 2005. This increase in percentage was primarily due to higher scrap costs and decreased leverage of fixed manufacturing overhead costs.

Selling, general, and administrative expenses for the six months ended June 30, 2006, decreased 1.1 percent to $7.7 million, from $7.8 million for the six months ended June 30, 2005. This decrease was primarily due to lower incentive compensation earned. Selling, general, and administrative expenses for the six months ended June 30, 2006, increased as a percent of net sales to 18.8 percent, from 17.2 percent for the six months ended June 30, 2005. This increase in percentage was primarily due to lower sales.

Research and development expenses for the six months ended June 30, 2006, decreased 3.7 percent to $1,360,000, from $1,413,000 for the six months ended June 30, 2005, primarily due to the decrease of incentive compensation earned based on the decrease in sales as described above. Research and development expense for the six months ended June 30, 2006, increased as a percentage of net sales to 3.3 percent, from 3.1 percent for the six months ended June 30, 2005. This increase in expense as a percentage of net sales was primarily due to lower sales.

Depreciation and amortization expenses for the six months ended June 30, 2006, increased 2.9 percent to $2.4 million, from $2.3 million for the six months ended June 30, 2005. Depreciation and amortization expense for the six months ended June 30, 2006, increased as a percentage of net sales, to 5.9 percent, from 5.2 percent for the six months ended June 30, 2005, primarily due to lower sales.

Transaction expenses incurred in the six months ended June 30, 2006 in connection with the possible sale of the Company were $1.2 million, compared to $434,000 for the six months ended June 30, 2005.

Operating income for the six months ended June 30, 2006, decreased 96.2 percent to $163,000, down from $4.3 million for the six months ended June 30, 2005. The decrease in operating income is primarily due to the reasons noted above. Operating income for the six months ended June 30, 2006, decreased as a percentage of net sales to 0.4 percent, down from 9.5 percent for the six months ended June 30, 2005. This decrease is primarily due to the reasons noted above.

Interest expense for the six months ended June 30, 2006, decreased 0.6 percent to $544,000, down from $548,000 for the six months ended June 30, 2005. This decrease was attributable to less interest paid due to scheduled principal payments.

Interest income for the six months ended June 30, 2006, increased to $102,000, from $9,200 for the six months ended June 30, 2005. This increase was primarily related to interest received on overnight investments.

Other income for the six months ended June 30, 2006 decreased to $9,000, from $68,000 for the six months ended June 30, 2005. This decrease is attributable to the decrease in rental income associated with the tenant in the adjacent Chicago Heights facility vacating the property under the terms of the lease agreement.

Interest rate swap valuation provision (benefit) for the six months ended June 30, 2006, decreased to a (benefit) of $7,000, from a (benefit) of $32,000 for the six months ended June 30, 2006. This decrease represents the current period change in the value of the swap agreement.

There was a foreign currency exchange gain of ($298,000) for the six months ended June 30, 2006, and a loss of $766,000 for the six months ended June 30, 2005. This change was a result of the strengthening of the U.S. dollar against the Euro in 2006.

Income taxes for the six months ended June 30, 2006, decreased 98.9 percent to $13,000, from $1.1 million for the six months ended June 30, 2005. The decrease in income taxes was primarily caused by the decrease in pretax income as the effective tax rate remained constant.

Net income decreased for the six months ended June 30, 2006, to $22,000, from $2.0 million for the six months ended June 30, 2005. This decrease in net income is primarily due to the reasons noted above.

Liquidity and Capital Resources

Despite a decrease in net income of $1.9 million, the Company’s cash flow provided from operations increased by $146,000 to $2,038,000 in the six months ended June 30, 2006 from $1,892,000 in the six months ended June 30, 2005, primarily due to improved working capital management.

At June 30, 2006, the Company had available $10.0 million under the revolving credit agreement maintained with the Company’s primary bank. This agreement, which matures on April 1, 2007, is collateralized by the Company’s trade accounts receivables and inventories. The Company believes that the net cash provided by operating activities and amounts available under the revolving credit agreement are sufficient to finance the Company’s growth and future capital requirements. The Company had no material commitments to purchase capital assets as of June 30, 2006.

Euro Conversion

Member countries of the European Union have established fixed conversion rates between their existing currencies (“legacy currencies”) and one common currency, the Euro. Since January 1, 2002, the new Euro-denominated notes and coins are in circulation and legacy currencies have been withdrawn from circulation. The Company has a manufacturing facility located in a member country (Germany), and the conversion to the Euro has eliminated currency exchange rate risk for transactions between parties located in the member countries, which for the Company primarily consists of payments to suppliers. In addition, because the Company uses foreign-denominated debt to meet its foreign financial requirements and to reduce its foreign currency risks, certain of these financial instruments are denominated in Euro to finance European activities. The Company addressed all issues involved with converting to the new currency, and the conversion did not have a significant impact on its financial position, results of operations or cash flows. At June 30, 2006, the Company had total assets of $25.9 million and net assets of $9.0 million invested in Europe.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments held by the Company for which it is practicable to estimate that value. The carrying amount of cash equivalents approximates their fair value because of the short maturity of those instruments. The estimated fair value of accounts receivable approximated its carrying value at June 30, 2006 and December 31, 2005 based upon analysis of their collectability and net realizable value. The estimated fair value of the Company’s long-term debt approximated its carrying value at June 30, 2006 and December 31, 2005, based upon market prices for the same or similar type of financial instrument. The Company attempts to minimize its exposure to the impact of fluctuation in foreign exchange rates in situations for certain sales for products sold in Europe but manufactured in the U.S. through the movement of production of those products to Europe. There are no other activities of the Company for which management believes exchange rates have a material impact with respect to the underlying transactions. In January 2003, the Company renewed its main loan agreements. The two main domestic loans, Term Loan A and Term Loan B were renewed at a floating prime rate of interest with a one-time option to lock the interest rate at LIBOR plus 1.5%. The Company executed two interest rate swap agreements to fix the interest rate on Term Loan A at 4.82% on the principal balance of $2,303,840, and Term Loan B at 4.43% on the principal balance of $4,606,324 on April 4, 2003. The swap agreements terminate on January 31, 2008. These derivatives do not qualify for hedge accounting and accordingly, the Company will record these derivative instruments and the associated assets or liabilities at their fair values with the related gains or losses recorded as other income or expense in the consolidated statements of income. The Company does not use derivative financial instruments to address currency or commodity pricing risks.

Item 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of the Company’s management, including the CEO and CFO, the Company conducted an evaluation of the overall effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of the end of the period covered by this report. Based on that evaluation, management including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2006.

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

As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, the Company identified a material weakness in its internal controls over financial reporting at December 31, 2005. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. At December 31, 2005, the Company did not maintain effective controls over the completeness, accuracy and presentation and disclosure of stock-based compensation expense. Specifically, the Company did not maintain effective controls to ensure that stock compensation expense was recorded upon modification of director stock options to extend the term of the awards. During the quarter ended March 31, 2006, the Company remediated the material weakness by implementing the remediation plan described in the 2005 Form 10-K. As a result, stock compensation expense was properly recorded in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

There has not been any change in the Company’s internal control over financial reporting identified in connection with the evaluation described above that occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably like to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1. LEGAL PROCEEDINGS

On June 22, 2006, the Pennsylvania Avenue Funds filed a punitive class action complaint in the Circuit Court of Cook County, Illinois (Case No. 06 CH 1264), against CFC and its directors, as well as former director William G. Brown.

The complaint disclaims any request for damages and seeks only declaratory and injunctive relief. Specifically, the complaint seeks a declaration that any non-solicitation, expense reimbursement and termination fee provisions in the merger agreement were entered into in breach of the director defendant’s fiduciary duties. The complaint also seeks a multi-faceted injunction requiring the defendants to comply with certain conditions (including the condition that the merger be approved by the majority of the minority of our stockholders) before the ITW merger, or “any acquisition,” could be consummated. CFC has reached an agreement in principle with the plaintiff in connection with the settlement of this litigation. Although the settlement is subject to additional documentation, confirmatory discovery, and court approval, the basic terms of the settlement are expected to include certain additional disclosures that have been reflected in this Information Statement, the grant of mutual releases of all claims (excluding appraisal rights), dismissal of the lawsuit, and the payment to plaintiff’s counsel by CFC of attorney’s fees and expenses. In the event that this settlement is not ultimately concluded, we intend to defend the suit vigorously.

Item 1A. RISK FACTORS

There were no material changes in the second quarter of 2006 from the previously reported 2005 Form 10-K risk factors.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The 2006 Annual Meeting of Stockholders of the Company was held on May 15, 2006.

(b) The following matter was voted upon at the Annual Meeting and received the following votes:

Election of Directors as follows:

Name	Votes For	Votes Withheld
Roger F. Hruby	2,072,469	203,908
William G. Brown	2,233,188	43,189
Robert B. Covalt	2,233,188	43,189
Gregory M. Jehlik	2,233,188	43,689
Dennis W. Lakomy	2,233,188	43,189
Richard Pierce	2,233,188	43,189
David D. Wesselink	2,233,188	43,189

Item 5. OTHER INFORMATION

The following chart summarizes Common Stock repurchases for the three months ended June 30, 2006:

For the three months ended June 30, 2006	(a) Total number of shares repurchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plan	(d) Maximum number of shares that may yet be purchased under plans or programs
April 1, 2006 to April 30, 2006	—	—	—	—
May 1, 2006 to May 31, 2006	—	—	—	—
June 1, 2006 to June 30, 2006	—	—	—	—

Total	—	—	—	—

Item 6. EXHIBITS

a.	Exhibits

2.1	Agreement and Plan of Merger, dated as of June 19, 2006 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on June 22, 2006).

10.1	Principal Stockholders’ Agreement, dated as of June 19, 2006 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 22, 2006).

10.2	Stockholder Agreement, dated as of June 19, 2006 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on June 22, 2006).

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 2006.

CFC INTERNATIONAL, INC.

/s/ Dennis W. Lakomy
Dennis W. Lakomy
Executive Vice President,
Chief Financial Officer,
Secretary, and Treasurer
(Principal Financial Officer)