Form 10-Q/A
period 2006-06-30
CFC INTERNATIONAL INC
filed 2006-08-15
CIK 949859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 filed by CFC International, Inc. (the “Company”) is being filed to reflect adjustments to certain amounts on the Consolidated Statement of Cash Flows for the six months ended June 30, 2006 and changes to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2. In addition, the following sentence was added to the first paragraph of Note 1 to the Consolidated Financial Statements: “The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.”

Each of the Company’s Chief Executive Officer and Chief Financial Officer has executed certifications in connection with the filing of this Amendment No. 1, and copies of these certifications have been filed as exhibits to this Amendment No. 1.

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

CFC INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED

JUNE 30, 2006 AND 2005

	Six Months Ended June 30,
	2006	2005
	(Unaudited)
Cash flow from operating activities:
Net income	$22,263	$1,998,424
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,503,884	2,436,750
Interest swap valuation	(7,154)	(31,586)
Stock based compensation expense	54,632	—
Loss on disposition of assets	—	32,704
Tax benefit of stock options	—	220,700
Deferred income taxes	(383,827)	32,554
Changes in assets and liabilities:
Accounts receivable	911,377	(376,273)
Inventories	278,462	(152,760)
Prepaid and other current assets	(164,535)	219,634
Other assets	—	(17,019)
Accounts payable	(1,241,130)	(1,863,883)
Accrued compensation and benefits	(48,856)	479,931
Accrued bonus	(169,000)	(1,626,778)
Income taxes payable	(805,122)	84,010
Accrued expenses and other current liabilities	(124,771)	455,645

Net cash provided by operating activities	$826,223	$1,892,053

Cash flows from investing activities:
Additions to property, plant and equipment	(1,221,909)	(1,535,193)
Change in restricted cash	(105,913)	—

Cash used in investing activities	(1,327,822)	(1,535,193)

Cash flows from financing activities:
Repayment of revolver	(110,352)	(762,349)
Proceeds from revolver	515,536	771,714
Proceeds from term loan	2,744,100	—
Repayments of term loan	(3,694,023)	(900,395)
Tax benefit from stock option exercises	102,996	—
Proceeds from exercise of stock options	290,439	342,616
Repurchase of treasury shares	—	(163,883)

Net cash used in financing activities	(151,304)	(712,297)

Effect of exchange rate changes on cash and cash equivalents	(160,889)	6,293

Decrease in cash and cash equivalents	(492,014)	(349,144)

Cash and cash equivalents:
Beginning of period	5,013,772	4,554,699

End of period	$4,521,758	$4,205,555

The accompanying notes are an integral part of the consolidated financial statements.

CFC INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006 AND 2005

(Unaudited)

Note 1. Basis of Presentation

In the opinion of management, the accompanying interim unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2006 and December 31, 2005, the results of operations for the three months and six months ended June 30, 2006 and 2005, and statements of cash flows for the six months ended June 30, 2006 and 2005. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

Quarter Ended June 30, 2006 Compared to Quarter Ended June 30, 2005

Net sales for the quarter ended June 30, 2006 decreased 16.8 percent to $18.5 million, from $22.2 million for the quarter ended June 30, 2005. Holographic products sales decreased 34.9 percent to $4.3 million for the quarter ended June 30, 2006, from $6.5 million for the quarter ended June 30, 2005. This decrease was primarily due to a decrease in sales for the Visa credit card holographic magnetic stripe attributable to Visa International’s March 2006 directive to its member financial institutions and authorized credit card manufacturers to cease producing and issuing Visa credit cards incorporating the holographic magnetic stripe that we had been providing to credit card manufacturers, due to reported electro-static discharge anomalies with the magnetic stripe. Printed products sales in the second quarter of 2006 decreased 7.9 percent to $6.7 million, down from $7.3 million for the second quarter of 2005, primarily due to softness in the consumer furniture market. Pharmaceutical product sales decreased 2.9 percent to $3.4 million in the quarter ended June 30, 2006, from $3.6 million in the same period in 2005, primarily due to general market conditions. Security products (magnetic stripes, signature panels and tipping products for credit cards, intaglio-printed products and gift cards) sales decreased 25.9 percent to $1.5 million in the second quarter of 2006, down from $2.0 million during the same period in 2005. This decrease was primarily a result of an earlier startup of gift card production in 2005, as compared to the same period in 2006. Sales of simulated metal and other pigmented products decreased 9.4 percent to $2.6 million for the quarter ended June 30, 2006, down from $2.8 million for the quarter ended June 30, 2005, primarily due to soft European sales.

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

Interest rate swap valuation (benefit) provision for the quarter ended June 30, 2006, decreased to a provision of $1,000, from $34,000 for the quarter ended June 30, 2005. This represents the change in the fair value of the swap agreement.

There was a foreign currency exchange gain of $160,000 for the quarter ended June 30, 2006 compared to a loss of $488,000 for the quarter ended June 30, 2005. This was a result of the weakening of the U.S. dollar against the Euro in 2006 related to intercompany liabilities.

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

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Net sales for the six months ended June 30, 2006, decreased 9.5 percent to $40.9 million, from $45.2 million for the six months ended June 30, 2005. Holographic product sales decreased 7.6 percent to $10.1 million for the six months ended June 30, 2006, from $10.9 million for the six months ended June 30, 2005. This decrease was primarily due to softness in holographic product sales. Printed product sales for these periods decreased 9.3 percent to $14.6 million, from $16.0 million primarily due to softness in the furniture market. Pharmaceutical product sales for these periods increased 4.6 percent to $7.8 million, up from $7.5 million. This increase is primarily the result of continued penetration on a global basis. Security products (magnetic stripe, signature panels and tipping products for credit cards, intaglio-printed products and gift cards) sales decreased 33.0 percent to $3.1 million for the six months ended June 30, 2006, from $4.7 million in the first half of 2005. This decrease was primarily due to earlier start up of the gift card business in 2005, and a spillover of the tail end gift card business in late 2004 into early 2005. Sales of simulated metal and other pigmented products decreased 12.9 percent to $5.3 million for the six months ended June 30, 2006, from $6.1 million for the six months ended June 30, 2005. This decrease is primarily due to soft European sales of $1.0 million, offset by stronger domestic sales of $200,000. The Euro appreciated in value by an average of 4.3 percent compared to the U.S. dollar, and as a result sales increased approximately $456,000 in the first half of 2006.

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

Interest income for the six months ended June 30, 2006, increased to $102,000, from $9,000 for the six months ended June 30, 2005. This increase was primarily related to interest received on overnight investments.

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

There was a foreign currency exchange gain of ($298,000) for the six months ended June 30, 2006, and a loss of $766,000 for the six months ended June 30, 2005. This change was a result of the weakening of the U.S. dollar against the Euro in 2006 related to intercompany liabilities.

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

Liquidity and Capital Resources

The Company’s cash flow provided from operations decreased by $1,066,000 to $826,000 in the six months ended June 30, 2006 from $1,892,000 in the six months ended June 30, 2005, primarily due to a decrease in net income of $1.9 million offset by improved working capital management.

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

Part II – Other Information

Item 1. LEGAL PROCEEDINGS

On June 22, 2006, the Pennsylvania Avenue Funds filed a punitive class action complaint in the Circuit Court of Cook County, Illinois (Case No. 06 CH 1264), against the Company and its directors, as well as former director William G. Brown.

The complaint disclaims any request for damages and seeks only declaratory and injunctive relief. Specifically, the complaint seeks a declaration that any non-solicitation, expense reimbursement and termination fee provisions in the merger agreement were entered into in breach of the director defendant’s fiduciary duties. The complaint also seeks a multi-faceted injunction requiring the defendants to comply with certain conditions (including the condition that the merger be approved by the majority of the minority of our stockholders) before the ITW merger, or “any acquisition,” could be consummated. The Company has reached an agreement in principle with the plaintiff in connection with the settlement of this litigation. Although the settlement is subject to additional documentation, confirmatory discovery, and court approval, the basic terms of the settlement are expected to include certain additional disclosures that have been reflected in this Information Statement, the grant of mutual releases of all claims (excluding appraisal rights), dismissal of the lawsuit, and the payment to plaintiff’s counsel by the Company of attorney’s fees and expenses. In the event that this settlement is not ultimately concluded, we intend to defend the suit vigorously.

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